Form 10QSB
period 1996-03-31
ULTRADATA SYSTEMS INC
filed 1996-05-14
CIK 931947

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-QSB

(MARK ONE)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED March 31, 1996

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______________TO_______________


COMMISSION FILE NUMBER  0-25380


                    			ULTRADATA SYSTEMS, INCORPORATED
    		(Exact name of small business issuer as specified in its charter)

	        Delaware		                              43-1401158
(State or other jurisdiction of      	(I.R.S. Employer Identification No.)
  incorporation or organization)

9375 Dielman Industrial Drive, St. Louis, MO                63132
(Address of principal executive offices)			               (Zip Code)


Issuer's telephone number, including area code:  (314)997-2250

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.
Yes    X               No_____

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class                                Outstanding as of  March 31, 1996
Common, $.01 par value                             2,377,706

Transitional Small Business Disclosure Format    Yes_____    No   X




                                          									         File Number
									                                                     0-25380

                        ULTRADATA SYSTEMS, INCORPORATED
                                  FORM 10-QSB
                                March 31, 1996
                                     INDEX

PART 1 - FINANCIAL INFORMATION				                             		   PAGE

     Item 1.  Financial Statements

             Consolidated Balance Sheets at
               March 31, 1996 and December 31, 1995              	    3.

             Consolidated Statements of Income
               for the quarters ended March 31, 1996 and 1995         4.

             Consolidated Statements of Cash Flows
               for the three months ended March 31, 1996 and 1995     5.

             Notes to Consolidated Financial Statements               6.

     Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations              8.

PART 11 - OTHER INFORMATION                                          11.

          Signatures                                                 12.




















Item 1.  Financial Statements

                    ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
                            Consolidated Balance Sheets


                                                   	March 31,     	December 31,
                                                     	1996             	1995
                                                  	(unaudited)
	                                Assets

Current assets:
	Cash and cash equivalents                       	$	1,388,473     	$   	15,065
	Marketable securities                                     	0	        	800,000
	Trade accounts receivable, net of allowance for
		doubtful accounts of $8,500 and $15,000 at
		March 31, 1996 and December 31, 1995
  respectively                                       	229,836       	2,794,254
	Costs and estimated earnings on long-
  term contracts                                     	968,673          612,317
	Inventories                                       	2,274,398       	1,954,584
	Deferred tax assets                                  	49,515          	49,515
	Prepaid expenses and other current assets 	         	150,066        		122,852
			Total current assets                            	5,060,961       	6,348,587
Property and equipment, net                          	435,569         	403,023
Deferred compensation trust                           	83,164          	83,164
Other assets                                         		13,583	         	17,538
			Total assets                                  	$	5,593,277     	$	6,852,312

                   			Liabilities and Stockholders' Equity

Current liabilities:
	Note payable to bank                            	$         0    	 $  	448,000
	Accounts payable                                    	528,258	         673,216
	Accrued expenses and other liabilities              		65,337        		588,732
			Total current liabilities                         	593,595	       1,709,948
Deferred rent, less current portion                    	3,110           	1,244
Deferred compensation liability                       	83,164          	83,164
Deferred tax liabilities	                             	23,060	         	23,060
			Total liabilities	                                	702,929	      	1,817,416

Stockholders' equity:
	Common stock, $.01 par value; 10,000,000 shares
		authorized; 2,377,706 and 2,351,171 shares
		issued and outstanding at March 31, 1996
		and December 31, 1995, respectively.           	$   	23,757     	$   	23,512
	Additional paid-in capital                        	3,750,035	       3,601,030
	Retained earnings                                 	1,527,056       	1,820,854
	Notes receivable issued for purchase of common
		stock	                                           		(410,500)	      	(410,500)
			Total stockholders' equity                     		4,890,348	      	5,034,896
			Total liabilities and stockholders'
			equity                                        	$	5,593,277	     $	6,852,312



See accompanying notes to consolidated financial statements.



                  ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                            	Three Month Period ended March 31,
                                                    	1996	           	1995
	                                                         (unaudited)
Net sales
	Consumer products                             	$  	502,306	       $	2,268,393
	Contract revenues	                                	356,356	           	24,580
Total Net Sales                                    	858,662         	2,292,973

Cost of sales
	Consumer products                                 	237,073	         1,114,222
	Contracts	                                        	152,042	           	12,812
Total Cost of Sales                                	389,115         	1,127,034

Gross Profit                                       	469,547	         1,165,939

Selling, general & administrative
	expenses                                          	761,570           	510,091
Research & development
	expenses	                                         	206,040           		81,609
Operating (Loss) Income                           	(498,063)	          574,239

Other income (expense)
Interest expense	                                    (1,418)           	(2,183)
Interest income                                     	25,023            	39,626
Other, net	                                            	587	           	(6,977)

Total Other Income	                                 	24,192	           	30,466
(Loss) Income before income
   tax (benefit) expense                          	(473,871)          	604,705
Income tax (benefit) expense 	                    	(180,071)	         	244,506

Net (loss) income                              	$ 	(293,800)      	$  	360,199

Earnings (loss) per common and
	common equivalent share
		Primary		                                          $(0.09)            	$0.14
		Fully Diluted                                       (0.09)              0.14

Weighted average common and
	common equivalent shares
	outstanding		                                   	2,377,706	        	2,751,032








See Accompanying Notes to Consolidated Financial Statements.


                ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            	Three Month Period ended March 31,
	                                                   1996              	1995
                                                         	(unaudited)
Cash flows from operating activities.
	Net (Loss) Income                            $ 	(293,800)	         $ 	360,199
		Adjustments to reconcile net (loss) income
   to net	cash provided by operations:
				Depreciation                                  	16,250              	10,800
				Discount accretion                                 	0             	(25,540)
				Decrease in accounts receivable, net       	2,564,418	             270,806
				(Increase) decrease in inventories          	(319,814)            	123,963
				(Increase) decrease in deferred
     offering costs                              	(31,897)	            183,208
    (Increase) in costs and estimated earnings
     on long-term contracts                      (356,356)                   0
				Decrease in prepaid expenses and other
     current assets                                	4,683	                 279
				Decrease in accounts payable                	(144,956)           	(359,237)
				Decrease in accrued expenses
					and other liabilities                      	(523,394)            	(45,942)
				Decrease (increase)in deferred rent            	1,866	                (775)
				Increase (decrease) in deferred income
     taxes, net                                       		0	              	3,500
	Net cash provided by operating activities        917,000             	531,671

Cash flows from investing activities:
				Purchase of marketable securities                  	0	          (2,201,112)
				Capital expenditures                         	(48,796)            	(71,377)
				Sale of marketable securities                	800,000                  		0
				Sale of certificates of deposit                    	0	             	50,000
				Decrease in other assets	                      	3,954	              10,410
	Net cash provided by (used in) investing
  activities                                     	755,158	          (2,222,489)

Cash flows from financing activities:
				(Repayment) borrowing on line of credit     	(448,000)	            104,000
				(Repayment) of bridge loan financing               	0            	(135,000)
				(Increase) in deferred compensation trust          	0              	(1,956)
				Proceeds from sale of stock                  	149,250           	1,480,072
				Decrease in deferred compensation liability	       	0              		1,956
	Net cash (used in) provided by financing
  activities	                                   	(298,750)         		1,449,072
Net increase (decrease) in cash and
  cash equivalents	                            	1,373,408 	          	(241,746)

Cash and cash equivalents at beginning of
 period	                                          	15,065	            	636,550
Cash and cash equivalents at end of period    $	1,388,473          	$ 	394,804

Supplemental disclosurs of cash flow information:
   Cash paid during the period for interes    $     3,499           $    5,571
   Cash paid during the period for taxes          325,000            		185,000


See Accompanying Notes to Consolidated Financial Statements.



                ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1996

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying consolidated interim financial statements included herein have been prepared by Ultradata Systems, Incorporated (the "Company"), without audit, except for the consolidated balance sheet at December 31, 1995, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

The consolidated financial statements include the accounts of Ultradata Systems, Incorporated and its majority-owned subsidiary, POIS, Inc.(POIS).
As a result of operating losses incurred by POIS, the consolidated financial statements include 100% of the POIS accounts since the minority interest does not currently have the ability to absorb these losses. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the information furnished for the quarters ended March 31, 1996 and 1995, respectively, includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1996. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995, as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-25380).

NOTE 2 - EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

During 1996, earnings per common and common equivalent share are based on the weighted average number of common shares outstanding plus shares issuable upon the assumed exercise of dilutive common share options and warrants by using the modified treasury stock method. However, for the quarter ended March 31, 1996, the inclusion of common share options and warrants were antidilutive and were excluded from the computation. For 1995, earnings per common share and common equivalent share are based on the average r 1995 for consideration below the initial public offering price
(See Note 2). For the quarters ended March 31, 1996 and 1995, the earnings per common and common equivalent share are computed using common shares and common share equivalents outstanding, respectively.

NOTE 3 - INCENTIVE STOCK OPTION PLAN

As of March 31, 1996, the company's outstanding stock options totaled 162,992 shares. These options have been issued to key employees, officers, directors and consultants of the Company. The Company is authorized to issue 175,000 shares of incentive stock options or non-qualified stock options. All outstanding stock options were exercisable at March 31, 1996 at prices ranging from $5.00 to $6.75 per share.






ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying consolidated financial statements, including the notes thereto.

RESULTS OF OPERATIONS

Quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995.

Net sales for the quarter ended March 31, 1996 were $858,662 compared to $2,292,973 for the quarter ended March 31, 1995. The following shows a breakdown and comparison of these revenues.


         		                  Three months ended        Increase
			                             March 31,             (Decrease)
REVENUES	                 1996             1995
Consumer Products  $    502,306       $2,268,393          (78)%
Contract Revenues       356,356           24,580         1,350%
   Total           $   	858,662       $2,292,973          (63)%

Consumer Products revenue for the quarter ended March 31, 1996 declined by $1,766,087 which represents a 77.8% decrease from the quarter ending March 31, 1995. The decrease in revenue is attributed to a "Today's Special Value"
(TSV) promotion with the QVC Network, the Company's largest customer, during the quarter ended March 31, 1995. This "TSV" promotion for the quarter ended March 31, 1995, totaled $1,102,500, representing 63.4% of the quarterly sales to QVC of $1,597,500. The "TSV" promotion for the first quarter of this fiscal year was held on January 4, 1996 which necessitated the Company to ship and recognize the sale in the fourth quarter of 1995. The QVC Network requires that products be delivered and available before a product is offered to its customer. Exclusive of the "TSV" promotion, consumer product sales decreased $753,587 or 60.0%. Revenues were also affected by a very harsh winter, resulting in decreased demand during the first quarter for the Company's travel products. This lower demand resulted in overstock conditions for many retail outlets and catalog customers, causing a delay in purchase decisions. The Company believes that a return to normal ordering activity will occur in the second quarter and expects the growth of the past several years to continue.

Contract revenues for the quarter totaled $356,356 as compared to $24,580 for the same period last year. The Company's minimal contract revenue for the prior year's quarter was attributed to residual activities on a systems research and development contract, which subsequently led to a $1.7 million production contract for laser pointing and tracking systems (PATS) received on August 9, 1995. That production contract has recorded $356,356 in revenues for the first quarter. The Company recognizes revenues on a percentage of completion method pursuant to the terms of the contract.

Gross profit for the consumer product group totaled $265,233 or 52.8% of consumer product sales for the quarter compared to $1,154,171 or 50.9% of sales for the quarter ended March 31, 1995. Gross margin as a percentage of sales has stabilized during the past year and has ranged between 50-52% for each of the past five quarters. Gross profit for the contract revenues was $204,314 or 57.3% of revenues for the quarter ended March 31, 1996 compared to $11,768 or 47.9% of revenues for the quarter ended March 31, 1995. Gross profit as a percentage of net contract sales are not comparable between the periods.

Selling, general and administrative (SG&A) expenses for the quarter totaled $761,570 as compared to $510,091 for the same quarter last year, representing a 49.3% increase over the same period last year. SG&A expenses increased as a result of initiatives taken by management to accommodate the continuing expansion of the Company, especially with respect to increased activities in sales, marketing and advertising. Higher advertising and marketing expenses were attributed to expanded use of print media, including product literature and brochures. Advertisements were placed in a number of road and travel publications, SkyMall Magazine, and targeted consumer specialty publications. This reflects the company's strategy to increase its name recognition, to support new product offerings, and to maintain its market leadership. Such strategies were executed consistent with the additional equity made available from the initial public offering. Consequently, staffing has increased from 18 full-time employees at March 31, 1995 to 27 full-time employees at March 31, 1996. The Company's expansion has necessitated increases in both office and warehouse space. On November 1, 1995 the Company almost doubled its warehouse and office space from 5,000 square feet to 9,952 square feet.

Research and development expense increased $124,431, or 152.5%, to $206,040 during the quarter ended March 31, 1996 as compared to the same period last year. The Company's research and development efforts have focused on five new products which are scheduled for release in the latter half of this year. These five new products are: (1) TRIPLINK, a travel computer to be sold with a CD ROM for use with personal computers configured with CD ROM drives
(2) TIME TRACKER, an electronic device which attaches to a cellular phone and enables users to track their actual phone costs (3) EUROROAD, the Company's first entry into the European market with a multiple language travel computer (4) TOWN & COUNTRY, an expanded Road Whiz Ultra to be marketed exclusively by the QVC Network and (5) the POIS 496 Navigator System, introducing the Company's first onboard navigation product. Research and development expense attributed to POIS for the quarter totaled $108,055 or 52.4% of the $206,040 spent during the quarter versus an expenditure of $47,914, or 58.7% for the same period last year. The Company anticipates a continuation of research and development expenses for the remainder of the year. The Comapny projects that such expenses will approximate 5-7% of net sales for the foreseeable future.

Interest income for the quarter ended March 31, 1996 totaled $25,023, as compared to $39,626 for the quarter ended March 31, 1995. Smaller investable balances were available during the first quarter of this year as more of the proceeds from the initial stock offering have been expended within the business for increased sales and marketing, additional staffing, and research and development. Also, the Company has moved towards more liquid investments in order to avoid short term borrowing against the line of credit prior to invested funds reaching their maturities. These more liquid short term investments carry a lower interest rate.

As a result of the foregoing, the Company incurred a net loss of $293,800, or $(0.09) per share for the quarter ended March 31, 1996 versus net income of $360,199, or $0.14 per share for the quarter ended March 31, 1995.

FINANCIAL CONDITION AND LIQUIDITY

The Company has funded its operations primarily through the sale of Common Stock in an initial public offering totaling $1,492,572 , net of expenses, and through periodic borrowings, and, more recently from cash generated by operations. As of March 31, 1996, the Company had $1,388,473 in cash and cash equivalents. The Company's operating activities provided $917,000 for the first quarter, exclusive of depreciation and other non-cash expenses. Net cash totaling $755,158 was provided from investing activities consisting of the sale of marketable securities for $800,000, partially offset by $48,796 used for capital additions. Net cash was used by financing activities which included a $448,000 repayment of bank borrowings, offset by $149,250 net proceeds from the sale of stock. The Company's current ratio at March 31, 1996 was 8.53 to 1 as compared to 3.71 at December 31, 1995. The combined effects of increased funding as a result of the initial public offering, as well as profitable operations for FY-95 have improved the Company's liquidity.

Inventories increased $319,814 from the December 31, 1995 level to $2,274,398 as of March 31, 1996. This was a result of increased purchases to support higher production levels. The utilization of a second source foreign manufacturer has added approximately four weeks to the lead time required for receiving finished products. Accounts receivable decreased $2,564,418 from the December 31, 1995 balance to $229,836 at March 31, 1996. This decrease is a seasonal occurrence as 43.9% of consumer products sales were recorded in the fourth quarter of last year. These receivables were subsequently collected during the first quarter.

Capital expenditures for the quarter ended March 31, 1996 totaled $48,796 as a result of additional leasehold improvements, purchases of office furniture, and the purchase of additional production equipment.

The Company has a line of credit with a commercial bank of $1.0 million secured by accounts receivable and inventories. As of March 31, 1996 the borrowing against this line of credit was zero. The Company has recently negotiated an increase in its line of credit to a $2.0 million unsecured basis with a $500,000 facility for letters of credit, bringing the total credit available to $2.5 million.

Based upon its current operating plan, the Company believes that the liquidity provided by its existing cash and cash equivalents, the borrowing arrangement described above, and the cash generated from operations will be sufficient to meet the Company's operating and capital requirements for fiscal 1996.


                        ULTRADATA SYSTEMS, INCORPORATED
                                     10QSB


PART II - OTHER INFORMATION

Item 1.	        	Legal Proceedings:

          		None

Item 2.        		Changes in Securities:

          		None

Item 3.        		Defaults upon Senior Securities:

          		None

Item 4.        		Submission of Matters to a Vote of Security Holders:

          		None

Item 5.        		Other Information:

          		None

Item 6.        		Exhibits and Reports on Form 8-K:

		          (a) Exhibits -Following

		     Exhibit No.		               		Description of Exhibit

          10.12 Licensing Agreement between Kineticom, Inc. and Ultradata Systems, Inc. dated March 15, 1996.

            (b) Reports on Form 8-K - None


















                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 13, 1996				   /s/  Monte Ross
                  						Monte Ross, President and CEO
					                  	(Duly authorized officer and principal
						                  financial officer)