Form 10QSB
period 1996-06-30
ULTRADATA SYSTEMS INC
filed 1996-08-14
CIK 931947

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-QSB

(MARK ONE)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED June 30, 1996

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
Yes    X               No_____

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class                                Outstanding as of  June 30, 1996
Common, $.01 par value                             2,380,606

Transitional Small Business Disclosure Format    Yes_____    No   X

                                          									         File Number
									                                                     0-25380

                        ULTRADATA SYSTEMS, INCORPORATED
                                  FORM 10-QSB
                                 June 30, 1996
                                     INDEX

PART 1 - FINANCIAL INFORMATION				                             		   PAGE

     Item 1.  Financial Statements

             Consolidated Balance Sheets at
               June 30, 1996 and December 31, 1995              	    3.

             Consolidated Statements of Income
               for the quarters and six months
               ended June 30, 1996 and 1995                          4.

             Consolidated Statements of Cash Flows
               for the six months ended June 30, 1996 and 1995       5.

             Notes to Consolidated Financial Statements              6.

     Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations              8.

PART 11 - OTHER INFORMATION                                          11.

          Signatures                                                 12.

Item 1.  Financial Statements

                    ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
                            Consolidated Balance Sheets


                                                   	June 30,       	December 31,
                                                     	1996             	1995
                                                  	(unaudited)
	                                Assets

Current assets:
	Cash and cash equivalents                       	$  	582,324     	$   	15,065
	Marketable securities                                     	-	        	800,000
	Trade accounts receivable, net of allowance for
		doubtful accounts of $12,240 and $15,000 at
		June 30, 1996 and December 31, 1995
  respectively                                       	776,733       	2,794,254
	Costs and estimated earnings on long-
  term contracts                                    1,000,998          612,317
	Inventories                                       	2,132,329       	1,954,584
	Deferred tax assets                                  	49,515          	49,515
	Prepaid expenses and other current assets 	         	277,824        		122,852
			Total current assets                            	4,819,723       	6,348,587
Property and equipment, net                          	518,649         	403,023
Deferred compensation trust                           	83,164          	83,164
Other assets                                         		10,859          	17,538
			Total assets                                  	$	5,432,395     	$	6,852,312

                   			Liabilities and Stockholders' Equity

Current liabilities:
	Note payable to bank                            	$         -    	 $  	448,000
	Accounts payable                                    	440,402          673,216
	Accrued expenses and other liabilities              	(40,145)       		588,732
			Total current liabilities                         	400,257        1,709,948
Deferred rent, less current portion                    	4,976           	1,244
Deferred compensation liability                       	83,164          	83,164
Deferred tax liabilities	                             	23,060	         	23,060
			Total liabilities	                                	511,457       	1,817,416

Stockholders' equity:
	Common stock, $.01 par value; 10,000,000 shares
		authorized; 2,380,606 and 2,351,171 shares
		issued and outstanding at June 30, 1996
		and December 31, 1995, respectively.           	$   	23,926     	$   	23,512
	Additional paid-in capital                        	3,853,861        3,601,030
	Retained earnings                                 	1,453,651       	1,820,854
	Notes receivable issued for purchase of common
		stock	                                           		(410,500)	      	(410,500)
			Total stockholders' equity                     		4,920,938       	5,034,896
			Total liabilities and stockholders'
			equity                                        	$	5,432,395      $	6,852,312



See accompanying notes to consolidated financial statements.

                  ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                            Quarter ended June 30     	Six months ended June 30
                                 1996         1995         	1996         	1995
	                                   (Unaudited)                 (Unaudited)
Net sales
	Consumer products         $1,501,622   $1,166,944   	$2,003,928    	3,435,337
 Contract revenues	           245,442       22,826      	601,798        47,406
Total net sales             1,747,064    1,189,770     2,605,726     3,482,743

Cost of sales
	Consumer products            712,260      546,177      	949,333     1,660,399
	Contracts	                    88,380       20,938       240,422        33,750
Total cost of sales           800,640      567,115     1,189,755     1,694,149

Gross profit                  946,424      622,655     1,415,971     1,788,594

Selling, general &
 administrative	expenses      856,151      504,408     1,617,722     1,014,499
Research & development
	expenses	                    282,781      197,873       488,820       279,482

Operating (loss) income      (192,508)     (79,626)     (690,571)      494,613

Other income (expense)
Interest expense	              (1,045)      (3,177)       (2,463)       (5,360)
Interest income                17,742       44,171        42,765        83,797
Other, net	                    (4,122)        (391)       (3,535)       (7,367)

Total other income	            12,575       40,603        36,767        71,070

(Loss) income before
 income tax (benefit)
 expense                     (179,933)     (39,023)     (653,804)      565,683
Income tax (benefit)
 expense                     (106,528)	    (18,769)     (286,599)      225,737

Net (loss) income          $  (73,405)   $ (20,254)   $ (367,205)    $ 339,946

Earnings (loss) per common
	and common equivalent share
		primary		                    ($0.03)      ($0.01)       ($0.15)        $0.14
		fully Diluted                ($0.03)      ($0.01)       ($0.15)        $0.14

Weighted average common and
	common equivalent shares
	outstanding		              2,380,229(1) 2,266,719(1) 	2,370,651(1) 	2,868,984

(1) For the quarters ended June 30, 1996 and 1995 and the six months ended June 30, 1996, the inclusion of the common share options and warrants were antidilutive and were excluded from the computation.


See Accompanying Notes to Consolidated Financial Statements.

                ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              	Six Month Period ended June 30,
	                                                   1996              	1995
                                                         	(unaudited)
Cash flows from operating activities.
	Net (loss) income                            $ 	(367,205)	         $ 	339,946
		Adjustments to reconcile net (loss) income
   to net	cash provided by operations:
				Depreciation                                  	32,500              	21,600
				Discount accretion                                 	-             	(56,450)
    Loss on marketable securities                       -                  104
				Decrease in accounts receivable, net       	2,017,521              375,787
				Increasee in inventories                    	(177,744)           	(558,331)
				(Increase) decrease in deferred
    offering costs                               	(39,621)             183,208
    Increase in prepaid expenses and other
     current assets                              (115,352)            (111,837)
    Increase in costs and estimated earnings
     on long-term contracts                      (388,681)                   -
    Decrease in accounts payable                	(232,812)           	(182,529)
				Decrease in accrued expenses
					and other liabilities                      	(628,877)            (101,543)
				Increase (decrease) in deferred rent           	3,732               (1,550)
				Increase in deferred income
     taxes, net                                       		-	              12,750
    Decrease in other assets                        6,679               22,650

	Net cash provided by (used in)
    operating activities                          110,140             	(56,195)

Cash flows from investing activities:
				Purchase of marketable securities                  	-	          (2,499,457)
				Capital expenditures                         (148,126)            (110,838)
				Sale of marketable securities                	800,000              500,000
				Sale of certificates of deposit                    	-	             100,000

Net cash provided by (used in) investing
  activities                                     	651,874           (2,010,295)

Cash flows from financing activities:
				(Repayment) borrowing on line of credit     	(448,000)	             90,500
				Repayment of bridge loan financing                 	-            	(135,000)
				Repurchase of stock                                 -              (12,500)
				Proceeds from sale of stock                  	253,245           	1,492,572
				Net cash (used in) provided by financing
    activities	                                 	(194,755)         		1,435,572
Net increase (decrease) in cash and
  cash equivalents	                            	  567,258 	          	(630,918)

Cash and cash equivalents at beginning of
  period	                                         	15,065             	636,550
Cash and cash equivalents at end of period    $	  582,324          	$   	5,632

Supplemental disclosurs of cash flow information:
   Cash paid during the period for interes    $     4,230           $    6,299
   Cash paid during the period for taxes          359,000            		315,000


See Accompanying Notes to Consolidated Financial Statements.

                ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1996

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

In the opinion of management, the information furnished for the quarters ended June 30, 1996 and 1995, respectively, includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1996. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995, as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-25380).

NOTE 2 - EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

For the quarters ended June 30, 1996 and 1995 and for the six months ended
June 30, 1996, the loss per common share is based on the weighted average number of common shares outstanding. For the six months ended June 30, 1995, earnings per common share and common equivalent share are based on the weighted average number of common shares outstanding plus shares issuable upon the assumed exercise of dilutive common share options and warrants by using the Modified Treasury Stock Method. For the quarters ended June 30, 1996 and
1995, the loss per common is computed using 2,380,229 and 2,266,719 common shares outstanding. For the six months ended June 30, 1996, loss per common share is computed using 2,370,651 common shares outstanding. For the six months ended June 30, 1995, the earnings per common and common equivalent share are computed using 2,868,984 common and common equivalent shares outstanding.

NOTE 3 - INCENTIVE STOCK OPTION PLAN

As of June 30, 1996, the company's outstanding stock options totaled 162,692 shares. These options have been issued to key employees, officers, directors and consultants of the Company. The Company is authorized to issue 175,000 shares of incentive stock options or non-qualified stock options. All outstanding stock options were exercisable at June 30, 1996 at prices ranging from $5.00 to $6.75 per share.

NOTE 4 - ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at June 30, 1996 include the following:
Other liabilities $14,535; Income tax payable ($240,302); Interest payable $314; Accrued sales tax $946; Accrued commissions $65,726; Accrued royalties $12,946; and Accrued expenses of $105,690. The negative amount of ($240,302) Income tax payable represents the tax benefit from the resulting loss for the six month period ending June 30, 1996. This benefit will be utilized in subsequent quarters. Accrued expenses and other liabilities at December 31, 1995 include the following: Other liabilities $14,535; Income tax payable $405,204; Interest payable $2,081; Accrued sales tax $18,770; Accrued commissions $73,147; Accrued royalties $21,901; and Accrued expenses $53,904.

NOTE 5 - SUBSEQUENT EVENT

On August 6, 1996 the Company called for redemption its 964,400 outstanding Class A Warrants at a redemption value of $0.05 per Warrant. The redemption date is September 5, 1996. Each Class A Warrant entitles the Holder to purchase one Common Share, $0.01 par value, of Ultradata Systems, Inc. common stock for $6.00.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying consolidated financial statements, including the notes thereto.

RESULTS OF OPERATIONS

Net sales for the quarter and six month period ended June 30, 1996 were $1,747,064 and $2,605,726, respectively, compared to $1,189,770 and
$3,482,743 for the quarter and six month period ended June 30, 1995, representing a 47% increase for the quarter and a 25% decrease for the six month period. The following shows a breakdown and comparison of these revenues:


  		                Three months ended  Increase	  Six months ended   Increase
			                      June 30,      (Decrease)	      June 30,     (Decrease)
REVENUES	            1996        1995    	          1996        1995
Consumer products $1,501,622  $1,166,944   29%  	$2,003,928  $3,435,337   (42%)
Contract revenues    245,442      22,826  975%      601,798      47,406 1,169%
   Total          $1,747,064  $1,189,770   47%   $2,605,726  $3,482,743   (25%)

Consumer Products revenue for the quarter ended June 30, 1996 increased by $334,678 which represents a 29% increase from the quarter ending June 30, 1995. The increase in revenue is attributed to stronger sales in retail channels exclusive of QVC. Sales to QVC, the Company's largest customer, for the quarter were $159,465 versus a comparable number of $376,369 for the quarter ending June 30, 1995. Six months Consumer Products revenue shows a decreas of $1,431,409 which represents a 42% decrease from the six month period ending
June 30, 1995. This shortfall came primarily in the first quarter of this fiscal year which was absent a QVC "Today's Special Value" (TSV) promotion that totaled $1,012,500 or 63.4% of the quarters total sales to QVC of $1,597,500 in the prior year's first quarter. In contrast, this year's first quarter sales to QVC totaled approximately $379,000.

Contract revenues for the quarter were up $222,616 from the quarter ended June 30, 1995. For the six months, contract revenues are up $554,392 over the comparable period last year. The minimal contract revenues for the prior year were associated with a systems research and development contract that resulted in a $1.7 million production contract for laser pointing and tracking systems (PATS). Revenues for this contract are recorded on a percentage of completion method pursuant to the terms of the contract.

Gross profit for the consumer product group totaled $789,362 or 52.6% of consumer product sales for the current quarter as compared to $620,767 or 53.2% for the second quarter of 1995. For the six month period, gross profit totaled $1,054,595 or 52.6% of consumer product sales for the six months compared to $1,774,938 or 51.7% of sales for the six months ended June 30, 1995. Gross margin as a percentage of sales has remained stable or shown a slight improvement during the first six months of the year. Improved sales mix, increased production efficiency, and offshore manufacturing are contributing factors in maintaining stedy margins.

Selling, general and administrative (SG&A) expenses for the quarter totaled $856,151 as compared to $504,408 for the same quarter last year, representing a 69.7% increase over the same period last year. For the six months, SG&A totaled $1,617,722 versus $1,014,499, representing a 59.4% increase. Advertising and marketing expenditures for the six months were up $270,273 in an effort to broaden the sales base for Ultradata Systems products. SG&A expenses have increased as a result of strategic initiatives taken by management to accommodate the continuing expansion of the Company, especially with respect to increased capabilitites in sales, marketing and advertising. Higher advertising and marketing expenses, including new product literature and brochures, were incurred to expand the retail channels for the consumer products division. This reflects the company's strategy to increase its name recognition, to support new product offerings, and to maintain its market leadership. Such strategies were executed consistent with the additional equity made available from the initial public offering. Staffing has increased in a number of key areas, including data research, finance, and marketing. Employee census at June 30, 1996 totaled 3 part-time and 26 full-time employees versus three part-time and sixteen full-time one year ago. Additional expense was also incurred for increased office and warehouse space that was not present in the prior year's quarterly results. On November
1, 1995 the Company almost doubled its warehouse and office space from 5,000 square feet to 9,952 square feet.

Research and development expense increased $84,908, or 42.9%, to $282,781 during the quarter ended June 30, 1996 as compared to the same period last year. For the six month period, research and development increased $209,338 or 75% to $488,820 as compared to $279,482 for the six months ended June 30, 1995. The Company's research and development efforts have focused on five new products which are scheduled for release in the latter half of this year. These five new products are: (1) TRIPLINK, a travel computer to be sold with a CD ROM for use with personal computers configured with CD ROM drives
(2) TIME TRACKER, an electronic device which attaches to a cellular phone and enables users to track their actual phone costs (3) EUROROAD, the Company's first entry into the European market with a multiple language travel computer (4) TOWN & COUNTRY, an expanded Road Whiz Ultra to be marketed exclusively by the QVC Network and (5) the POIS 496 Navigator System, introducing the Company's first onboard navigation product. Research and development expense attributed to POIS for the quarter totaled $138,767 or 49.1% of the $282,781 total expenditures.

Interest income for the quarter ended June 30, 1996 totaled $17,742, as compared to $44,171 for the quarter ended June 30, 1995 and $42,765 for the six months ended as compared to $83,797 for the period ended June 30, 1995.
Smaller investable balances were available during the second quarter of this year as more of the proceeds from the initial stock offering have been expended within the business for increased sales and marketing, additional staffing, and research and development. The Company has invested its surplus funds in more liquid investment instruments in order to avoid short term borrowing against the bank line of credit while awaiting invested funds to reach their maturities. These more liquid short term investments carry a lower interest yield.

As a result of the foregoing, the Company incurred a net loss of $73,405, or $0.03 per share for the quarter ended June 30, 1996 versus a net loss of $20,254, or $0.01 per share for the quarter ended June 30, 1995. For the six months ended June 30, 1996, the Company incurred a net loss of $367,205 or $0.15 per share as compared to a net income of $339,946 or $o.14 per share for the six months ended June 30, 1995.

FINANCIAL CONDITION AND LIQUIDITY

The Company has funded its operations primarily through the sale of Common Stock in an initial public offering totaling $1,492,572 , net of expenses, and through periodic borrowings, and, during the past three years, from cash generated by operations. As of June 30, 1996, the Company had $582,324 in cash and cash equivalents. The Company's operating activities provided $110,140 for the first two quarters, exclusive of depreciation and other non-cash expenses. Net cash totaling $651,874 was provided from investing activities. Net cash used by financing activities totaled $194,755 which included a $448,000 repayment of bank borrowings, offset by $253,245 net proceeds from the exercise of Class A Stock Purchase Warrants. Due to the operating loss incurred during the six months ended June 30, 1996, working capital was reduced from $4,638,639 at December 31, 1995 to $4,419,466 at June 30, 1996. The Company's current ratio at June 30, 1996 was 12.0 to 1 as compared to 3.7 at December 31, 1995.

Inventories increased $177,745 from the December 31, 1995 level to $2,132,329 as of June 30, 1996. The Company's business remains very seasonal in nature.
In fiscal year 1995, 44% of total consumer sales were recorded in the fourth quarter. Typically, inventories will begin to build during the second and third quarters and decrease significantly by year end. The utilization of a second and third sources of foreign manufacturing has added approximately four weeks to the lead time required for receiving finished products. Accounts receivable decreased $2,017,521 from the December 31, 1995 balance to $776,733 at June 30, 1996. This decrease is also a seasonal occurrence as consumer products sales that were recorded in the fourth quarter of last year are collected during the first quarter of the current year.


Capital expenditures for the six month period ended June 30, 1996, which totaled $148,126 included leasehold improvements, purchases of office furniture, and the purchase of additional production equipment.

The Company has amended its unsecured line of credit with its lender increasing its line to $2.0 million with a $500,000 facility for letters of credit, bringing the total credit facility to $2.5 million. As of June 30, 1996 the borrowing against this line of credit was zero.

Based upon its current operating plan, the Company believes that the liquidity provided by its existing cash and cash equivalents, the borrowing arrangement described above, and the cash generated from operations will be sufficient to meet the Company's operating and capital requirements for the next twelve months.

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

          10.13        Credit Agreement - Line of Credit



            (b) Reports on Form 8-K - Call For Redemption of Class A
                                      Warrants dated August 6, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 12, 1996	  			   /s/  Monte Ross
                  						Monte Ross, President and CEO
					                  	(Duly authorized officer and principal
						                  financial officer)