Form 10QSB
period 1996-09-30
ULTRADATA SYSTEMS INC
filed 1996-11-13
CIK 931947

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-QSB

(MARK ONE)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______________TO_______________


COMMISSION FILE NUMBER  0-25380


                    			ULTRADATA SYSTEMS, INCORPORATED
    		(Exact name of small business issuer as specified in its charter)

	        Delaware		                              43-1401158
(State or other jurisdiction of      	(I.R.S. Employer Identification No.)
  incorporation or organization)

9375 Dielman Industrial Drive, St. Louis, MO                63132
(Address of principal executive offices)			               (Zip Code)


Issuer's telephone number, including area code:  (314) 997-2250

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.
Yes    X               No_____

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class                                Outstanding as of September 30, 1996
Common, $.01 par value                             3,403,493

Transitional Small Business Disclosure Format    Yes_____    No   X

                                          									         File Number
									                                                     0-25380

                        ULTRADATA SYSTEMS, INCORPORATED
                                  FORM 10-QSB
                              September 30, 1996
                                     INDEX

PART 1 - FINANCIAL INFORMATION				                             		   PAGE

     Item 1.  Financial Statements

             Consolidated Balance Sheets at
               September 30, 1996 and December 31, 1995              	    3.

             Consolidated Statements of Operations
               for the quarters and nine months
               ended September 30, 1996 and 1995                          4.

             Consolidated Statements of Cash Flows
               for the nine months ended September 30, 1996 and 1995      5.

             Notes to Consolidated Financial Statements                   6.

     Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                  7.

PART 11 - OTHER INFORMATION                                              10.

          Signatures                                                     11.

Item 1.  Financial Statements

                    ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
                            Consolidated Balance Sheets


                                                  September 30,    	December 31,
                                                     	1996             	1995
                                                  	(unaudited)
	                                Assets

Current assets:
	Cash and cash equivalents                       	$ 5,598,648     	$   	15,065
	Marketable securities                                     	-	        	800,000
	Trade accounts receivable, net of allowance for
		doubtful accounts of $13,405 and $15,000 at
		September 30, 1996 and December 31, 1995
  respectively                                      1,180,910       	2,794,254
	Costs and estimated earnings on long-
  term contracts                                      821,192          612,317
	Inventories                                        3,237,156       	1,954,584
	Deferred tax assets                                  	49,515          	49,515
	Prepaid expenses and other current assets 	         	279,469        		122,852
			Total current assets                            11,166,890       	6,348,587
Property and equipment, net                          	591,750         	403,023
Deferred compensation trust                           	83,164          	83,164
Other assets                                         		19,000          	17,538
			Total assets                                  	$11,860,804     	$	6,852,312

                   			Liabilities and Stockholders' Equity

Current liabilities:
	Note payable to bank                            	$         -    	 $  	448,000
	Accounts payable                                   1,234,236          673,216
	Accrued expenses and other liabilities             	(217,736)       		588,732
			Total current liabilities                        1,016,500        1,709,948
Deferred rent, less current portion                    	6,842           	1,244
Deferred compensation liability                       	83,164          	83,164
Deferred tax liabilities	                             	23,060	         	23,060
			Total liabilities	                               1,129,566       	1,817,416

Stockholders' equity:
	Common stock, $.01 par value; 10,000,000 shares
		authorized; 3,403,493 and 2,351,171 shares
		issued and outstanding at September 30, 1996
		and December 31, 1995, respectively.           	$   	34,035     	$   	23,512
	Additional paid-in capital                        	9,771,898        3,601,030
	Retained earnings                                 	1,335,805       	1,820,854
	Notes receivable issued for purchase of common
		stock	                                           		(410,500)	      	(410,500)
			Total stockholders' equity                     	10,731,238       	5,034,896
			Total liabilities and stockholders'
			equity                                        	$11,860,804      $ 6,852,312


See accompanying notes to consolidated financial statements.

                  ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                      Quarter Ended September 30  Nine months Ended September 30
                             1996         1995         	1996         	1995
	                               (Unaudited)                 (Unaudited)
Net sales
	Consumer products         $1,328,977   $1,858,372   	$3,332,905    $5,293,709
 Contract revenues	           122,181       66,066      	723,979       113,471
Total net sales             1,451,158    1,924,438     4,056,884     5,407,180

Cost of sales
	Consumer products            594,571      862,223     1,543,904     2,522,622
	Contracts	                    72,221       46,455       312,643        80,205
Total cost of sales           666,792      908,678     1,856,547     2,602,827

Gross profit                  784,366    1,015,760     2,200,337     2,804,353

Selling, general &
 administrative	expenses      784,831      511,470     2,402,553     1,525,969
Research & development
	expenses	                    273,350      145,442       762,170       424,924

Operating (loss) income      (273,815)     358,848      (964,386)      853,460

Other income (expense)
Interest expense	                (844)      (1,489)       (3,307)       (6,849)
Interest income                29,040       34,395        71,803       118,192
Other, net	                        16       (1,011)       (3,517)       (8,378)

Total other income	            28,212       31,895        64,979       102,965

(Loss) income before
 income tax (benefit)
 expense                     (245,603)     390,743      (899,407)      956,425
Income tax (benefit)
 expense                     (127,759)	    118,470      (414,358)      344,207

Net (loss) income          $ (117,844)   $ 272,273    $ (485,049)    $ 612,218

Earnings (loss) per common
	and common equivalent share
		primary		                    ($0.04)       $0.10        ($0.19)        $0.24
		fully Diluted                ($0.04)       $0.10        ($0.19)        $0.24

Weighted average common and
	common equivalent shares
	outstanding		              2,726,554(1) 2,953,437    	2,489,285(1) 	2,897,135

(1) For the quarters and nine months ended September 30, 1996, the inclusion of the common share options and warrants were antidilutive and were excluded from the computation.


See Accompanying Notes to Consolidated Financial Statements.

                ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Nine Months Ended September 30
	                                                   1996              	1995
                                                         	(unaudited)
Cash flows from operating activities.
	Net (loss) income                            $ 	(485,049)	         $ 	612,218
		Adjustments to reconcile net (loss) income
   to net	cash provided by operations:
				Depreciation                                  	48,750              	32,400
				Discount accretion                                 	-             	(81,752)
    Loss on marketable securities                       -                  104
				Decrease in accounts receivable, net       	1,613,344             (151,955)
				Increasee in inventories                   (1,282,572)          (1,242,051)
				(Increase) decrease in deferred
    offering costs                               	 21,500              183,208
    Increase in prepaid expenses and other
     current assets                              (178,117)             (37,515)
    Increase in costs and estimated earnings
     on long-term contracts                      (208,875)             (51,393)
    Increase in accounts payable                	 561,020            	  95,620
				Decrease in accrued expenses
					and other liabilities                      	(806,468)             (92,301)
				Increase (decrease) in deferred rent           	5,598               (2,325)
				Increase in deferred income
     taxes, net                                       		-	              10,910
    (Increase) decrease in other assets            (1,462)              17,326

	Net cash used in
    operating activities                         (712,331)            (707,506)

Cash flows from investing activities:
				Purchase of marketable securities                  	-	          (2,499,457)
				Capital expenditures                         (237,477)            (146,782)
				Sale of marketable securities                	800,000            1,300,000
				Sale of certificates of deposit                    	-	             100,000

Net cash provided by (used in) investing
  activities                                     	562,523           (1,246,239)

Cash flows from financing activities:
				(Repayment) borrowing on line of credit     	(448,000)	              8,000
				Repayment of bridge loan financing                 	-            	(135,000)
				Increase in deferred compensation trust             -              (12,500)
    Conversion of note receivable                                          500
				Proceeds from sale of stock                 6,181,391           	1,492,572
Net cash provided by financing
    activities	                                 5,733,391          		1,353,572
Net increase (decrease) in cash and
  cash equivalents	                            	5,583,583 	          	(600,173)

Cash and cash equivalents at beginning of
  period	                                         	15,065             	636,550
Cash and cash equivalents at end of period    $	5,598,648          	$   36,377

Supplemental disclosurs of cash flow information:
   Cash paid during the period for interest   $     5,388           $    6,488
   Cash paid during the period for taxes          377,850            		315,000

See Accompanying Notes to Consolidated Financial Statements.

                ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996

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

In the opinion of management, the information furnished for the quarters ended September 30, 1996 and 1995, respectively, includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1996. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995, as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-25380).

NOTE 2 - EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

For the quarter and nine months ended September 30, 1996, the loss per common share is based on the weighted average number of common shares outstanding. For the quarternand nine months ended September 30, 1995, earnings per common share and common equivalent share are based on the weighted average number of common shares outstanding plus shares issuable upon the assumed exercise of dilutive common share options by using the Treasury Stock Method. For the quarter and nine months ended September 30, 1996, the loss per common share is computed using 2,726,554 and 2,489,285 common shares outstanding. For the quarter and nine months ended September 30, 1995, the earnings per common and common equivalent share are computed using 2,953,437 and 2,897,135 common and common equivalent shares outstanding, respectively.

NOTE 3 - INCENTIVE STOCK OPTION PLAN

As of September 30, 1996, the company's outstanding stock options totaled 172,692 shares. These options have been issued to key employees, officers, directors and consultants of the Company. The Company is authorized to issue 350,000 shares of incentive stock options or non-qualified stock options.

On September 7, 1996 the Board of Directors granted 10,000 Incentive Stock Options to James R. Solakian, the Company's Investor Relations Counsel. All outstanding stock options were exercisable at September 30, 1996 at prices ranging from $5.00 to $7.39 per share.

NOTE 4 - ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at September 30, 1996 include the following: Other liabilities $14,535; Income tax payable ($368,061); Accrued sales tax $610; Accrued commissions $53,173; Accrued royalties $9,417; and Accrued expenses of $72,590. The negative amount of ($368,061) Income tax payable represents the tax benefit from the resulting loss for the nine month period ending September 30, 1996. This benefit will be utilized in subsequent quarters. Accrued expenses and other liabilities at December 31, 1995 include the following: Other liabilities $14,535; Income tax payable $405,204; Interest payable $2,081; Accrued sales tax $18,770; Accrued commissions $73,147; Accrued royalties $21,901; and Accrued expenses $53,904.

NOTE 5 - WARRANT CONVERSION

During the quarter ended September 30, 1996 the Company called for redemption all outstanding Class A Warrants, including underwriters warrants, at a redemption value of $0.05 per warrant. As a result, certain warrant holders exercised their options for 1,022,887 shares. Net proceeds totaled $6,181,391 after deducting expenses totaling $126,728.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying consolidated financial statements, including the notes thereto.

RESULTS OF OPERATIONS

Net sales for the quarter and nine month period ended September 30, 1996 were $1,451,158 and $4,056,884, respectively, compared to $1,924,438 and $5,470,180 for the quarter and nine month period ended September 30, 1995, representing a 25% decrease for the quarter and a 25% decrease for the nine months, respectively. The following shows a breakdown and comparison of these revenues:


  		                Three months ended  Increase	  Six months ended   Increase
			                    September 30,   (Decrease)    September 30,   (Decrease)
REVENUES	            1996        1995    	          1996        1995
Consumer products $1,328,977  $1,858,372  (28%) 	$3,332,905  $5,293,709   (37%)
Contract revenues    122,181      66,066   85%      723,979     113,471   538%
   Total          $1,451,158  $1,924,438  (25%)  $4,056,884  $5,407,180   (25%)

Consumer Products revenue for the quarter ended September 30, 1996 decreased by $529,395 which represents a 28% increase from the quarter ending September 30, 1995. The decrease in revenue is attributed to a decrease in the number of appearances and resulting sales with The QVC Network. Third quarter sales to The QVC Network totaled $430,157 compared to $890,450 for the third quarter last year, representing a 52% decrease. For the nine months The QVC Network sales are down $1,751,378, representing a 63% decrease from the $2,799,319 sales for the equivalent nine months ended September 30, 1995.

Contract revenues for the quarter were up $56,115 from the quarter ended September 30, 1995. For the nine months, contract revenues were up $610,508 over the comparable period last year. The lower contract revenues for the prior year were associated with the completion of a systems research and development contract that resulted in a $1.7 million production contract for laser pointing and tracking systems (PATS). Revenues for this contract are recorded on a percentage of completion method pursuant to the terms of the contract.

Gross profit for the current quarter for the consumer product group totaled $734,406 or 55% of consumer product sales for the current quarter as compared to $996,149 or 54% for the third quarter of 1995. For the nine month period, gross profit totaled $1,789,001 or 54% of consumer product sales compared to $2,771,087 or 52% of sales for the nine months ended September 30, 1995. The current backlog of consumer products has increased by 288% from $1,478,407 last year to $5,737,698 this year, representing a record level. The current backlog includes routine orders from The QVC Network, a special POIS order, and a large order for a customized product. This backlog is scheduled to be shipped over the the next nine months, with approximately $3 million scheduled for shipment in the fourth quarter.


Selling, general and administrative (SG&A) expenses for the quarter totaled $784,831 as compared to $511,470 for the same quarter last year, representing a 53%. For the nine months, SG&A totaled $2,402,553 versus $1,525,969, representing a 57% increase. Advertising and marketing expenditures for the first nine months were increased by $348,867 to broaden the sales base for consumer products. SG&A expenses were increased for the quarter and nine months as a result of strategic initiatives taken by management. Higher advertising and marketing expenses, including new product literature and brochures, were incurred to expand the retail channels for the consumer products division.
This reflects the company's strategy to increase its name recognition and to support new product offerings. Such strategies were executed consistent with the additional equity made available from the initial public offering.
Staffing has increased in a number of key areas, including data research, finance, and marketing. Employee census at September 30, 1996 totaled twenty nine full-time employees versus twenty five full-time one year ago.
Additional facility expense were incurred for increased office and warehouse space.

Research and development expense increased $127,908, or 88%, to $273,350 during the quarter ended September 30, 1996 as compared to the same quarter last year. For the nine month period, research and development increased $337,246 or 79% to $762,170 as compared to $424,924 for the nine months ended September 30, 1995. The Company's research and development efforts have focused on six new products. These six new products are: (1) TRIPLINK, a travel computer to be sold with a CD ROM for use with personal computers configured with CD ROM drives (2) TIME TRACKER, an electronic device which attaches to a cellular phone and enables users to track their actual phone costs (3) EUROROAD, the Company's first entry into the European market with a multiple language travel computer (4) TOWN & COUNTRY, an expanded Road Whiz Ultra which includes U.S. highway as well as interstate highway data to be marketed exclusively by The QVC Network (5) the POIS 496 Navigator System, introducing the Company's first onboard navigation product and (6) KID'S ROAD WHIZ, designed to include word games and details on roller coasters, amusement parks, etc.in addition to the normal ROAD WHIZ interstate data. Of these products, TOWN & COUNTRY has been completed and initial sales deliveries were made prior to the close of the quarter. Orders for TIMETRACKER and KID'S ROAD WHIZ will begin with initial deliveries scheduled for the fourth quarter. KID'S ROAD WHIZ is scheduled for introduction on The QVC Network in December. EUROROAD is completed and is ready to be produced.
The remaining products are expected to be completed in the next several months, with revenues from these products expected to occur in 1997. Research and development expense attributed to POIS for the quarter totaled $122,486 or 45% of the $273,350 total expenditures.

Interest income for the quarter ended September 30, 1996 totaled $29,040, as compared to $34,395 for the quarter ended September 30, 1995 and $71,803 for the nine months ended as compared to $118,192 for the period ended September 30, 1995. Smaller investable balances were available during most of the third quarter of this year. Generally, the Company invests its surplus funds in more liquid investment instruments in order to avoid short term borrowing against the bank line of credit. These more liquid short term investments carry a lower interest yield.

As a result of the foregoing, the Company incurred a net loss of $117,844, or $0.04 per share for the quarter ended September 30, 1996 versus a net income of $272,273, or $0.10 per share for the quarter ended September 30, 1995. For the nine months ended September 30, 1996, the Company incurred a net loss of $485,049 or $0.19 per share as compared to a net income of $612,218 or $0.24 per share for the nine months ended September 30, 1995.

FINANCIAL CONDITION AND LIQUIDITY

The Company has funded its operations primarily through the sale of Common Stock in an initial public offering, and historically through periodic boorowings, and from cash generated through operations. During the quarter ended September 30, 1996, the Company completed a warrant redemption that resulted in raising $6.2 million in additional capital. At September 30, 1996 the Company had $5,598,648 in cash and cash equivalents. The Company's operating activities used $712,331 for the first three quarters, exclusive of depreciation and other non-cash expenses. Net cash totaling $562,523 was provided from investing activities. Net cash used by financing activities totaled $5,733,391 net of a $448,000 repayment of bank borrowings.

Working capital increased from $4,638,639 at December 31, 1995 to $10,150,390 at September 30, 1996. The Company's current ratio at September 30, 1996 was
11.0 to 1 as compared to 3.7 to 1 at December 31, 1995.

Inventories increased $1,282,582 from the December 31, 1995 level to $3,237,156 as of September 30, 1996. The Company's business remains very seasonal in nature. In fiscal year 1995, 44% of total consumer sales were recorded in the fourth quarter. Typically, inventories will build during the second and third quarters and decrease in the fourth quarter. The utilization of a second and third sources of foreign manufacturing has added approximately four weeks to the lead time required for receiving finished products. Accounts receivable decreased $1,613,344 from the December 31, 1995 balance to $1,181,910 at September 30, 1996. This decrease is also a seasonal occurrence as higher fourth quarter product sales are collected during the first quarter of the following year.

Capital expenditures for the nine month period ended September 30, 1996, which totaled $237,477 included leasehold improvements, purchases of office furniture, and the purchase of additional production equipment.

The Company has amended its unsecured line of credit with its lender increasing its line to $2.0 million plus a $500,000 facility for letters of credit, bringing the total credit facility to $2.5 million. As of September 30, 1996 the borrowings against this line of credit was zero.

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

          		At the Company's Annual Meeting of Shareholders on July 26, 1996,
the shareholders (1) elected Monte Ross, Mark L. Peterson, Steven H. Akre, Esq.,
Bruce L. Miller, and John J. Clancy to serve as directors until the 1997 Annual
Meeting; (2) approved an amendment to the Certificate of Incorporation to increase the authorized capital stock from 10,000,000 to 15,000,000, to include
5 million shares od Preferred Stock, $0.01 par value, to be issued with such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as may be fixed by the Company's Board of Directors; and (3)
approved the 1996 Incentive Stock Option Plan under which the Board is authorized to grant options to purchase up to 175,000 shares of stock to key employees, officers, directors and consultants of the Company.

             The chart below na,es each director nominated by the shareholders at the 1996 Annual Meeting, the number of votes cast for, against or withheld and the number of broker nonvotes with respect to each such person:

                                  Votes Cast                        Broker
Nominee              For          Against         Withheld          Nonvotes

Monte Ross           1,982,792          250              0          397,564
Mark L. Peterson     1,982,792          250              0          397,564
Ernest Clarke        1,982,792          250              0          397,564
Steven H. Akre, Esq. 1,982,792          250              0          397,564
Bruce L. Miller      1,982,792          250              0          397,564
John J. Clancy       1,982,792          250              0          397,564

With respect to the ratification of the Amendment To The Articles of Incorporation, the number of votes cast for was 1,389,768 against 32,414 and the number of abstention was 42,553 and the number of broker nonvotes was 915,871.

With respect to the ratification of the 1996 Incentive Stock Option Plan, the number of votes cast for was 1,418,654 against 23,810 and the number of abstention was 22,271 and the number of broker nonvotes was 915,871.


Item 5.        		Other Information:

          		None

Item 6.        		Exhibits and Reports on Form 8-K:


		     Exhibit No.		               		Description of Exhibit

            (a) Reports on Form 8-K - Call For Redemption of Class A
                                      Warrants dated August 6, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 1996	 		   /s/  Monte Ross
                  						Monte Ross, President and CEO
					                  	(Duly authorized officer and principal
						                  financial officer)