Form 10KSB
period 1996-12-31
ULTRADATA SYSTEMS INC
filed 1997-03-28
CIK 931947

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549
                                     FORM 10-KSB
                   Annual Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934

(  X )  Annual Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange	Act of 1934 for the fiscal year ended December 31, 1996
(    )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       	Exchange Act of 1934 for the transition period from           to

Commission File Number:   33-85218C

                         ULTRADATA SYSTEMS, INCORPORATED
                 (Name of small business issuer in its charter)
Delaware					                                                   43-1401158

(State or other jurisdiction of              	(IRS Employer Identification No.)
 incorporation or organization)

9375 Dielman Industrial Drive, St. Louis, MO.			                    63132
(Address of principal executive office)         		      	     	    (Zip code)

         Issuer's telephone number, including area code: (314) 997-2250

         Securities registered pursuant to Section 12(b) of the Act: None
            Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 Par Value
                              (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports)
and (2) has been subject to such filing requirements for the past 90 days.
        	Yes  X                                   			No____
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB.

   State the issuer's revenues for its most recent fiscal year:   $9,092,920

The aggregate market value at March 21, 1997, of the voting stock held by non-affiliates, based on the closing price as reported by NASDAQ National Market System (NMS), was approximately $16,614,727. The aggregate market value as been computed by reference to a share price of $6.75 (The price at which stock was sold, or the average bid or asked prices of such stock on March 21,
1997). All directors and more than five percent stockholders of the Registrant have been deemed "affiliates" for the purpose of calculating such aggregate market value.

The number of shares outstanding of the issuer's common stock, as of March 21, 1997, was 3,403,493.

Transitional Small Business Disclosure Format:	        Yes      	No  X



DOCUMENTS INCORPORATED BY REFERENCE:	  None





PART I

Item 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

	Ultradata Systems, Incorporated ("The Company") is engaged in the manufacture and marketing  of a line of handheld data retrieval devices that employ the
Company's proprietary data compression technology.  During 1987, the Company identified this area of its business as having the greatest strategic value for its stockholders.  The Company, therefore, elected to reduce its initial focus on  research and development activities leading to the manufacture of laser communication systems and target electronic data retrieval devices as its
core growth path for the future.  	To better reflect this business
reorientation, the Company changed its name, in November 1994, from Laser Data
Technology, Inc. to Ultradata Systems, Incorporated.

	The Company's primary focus today remains the research, development, and marketing of electronic consumer travel products which utilize the Company's proprietary data compression technology for storing large quantities of information on, and retrieving it rapidly from a microprocessor memory chip. Each of the Company's consumer products is designed for the consumer to gain easy and immediate access to practical information stored in convenient hand-held units. The Company's products generally sell at retail prices between $29.95 to $129.95 a unit.

PRODUCTS

CONSUMER PRODUCTS

	The Company's Consumer Products Division primarily develops and markets hand-
held travel computers, the majority of which bear the ROAD WHIZ registered trademark.  Various models contain custom developed data to provide the traveler with directions and information regarding the travel services available along the U.S. Interstate Highway System.  Some versions add in city information as well.  The travel database contained  in  most of the models offered by the
Company is proprietary and contained on a memory chip built into each unit.
The travel database contains over 100,000 services.  This service information includes destination, mileage, gas stations, hotels, motels, hospitals, 24-hour restaurants, and highway patrol emergency numbers along the United States
Interstate Highway System.  ROAD WHIZ owners can update their unit by purchasing memory updates or upgrades as offered by the Company.

	The hand-held travel computers made by the Company provide routing and services similar to software products in the market. Such products include PC compatible travel programs and other "shrink-wrap"  formats. The Company's database of
100,000 services, however, is proprietary to the Company's travel computer. The
Company sells its products through independent sales representatives, catalog companies, department stores, office supply stores, direct mail promotion, luggage stores and The QVC Network (hereafter "QVC"), a leading television shopping channel.  During 1996, the Company made a breakthrough in marketing custom products to the private  label market.  The private label market is viewed as an important strategic growth  opportunity for the Company.

ROAD WHIZ

	ROAD WHIZ was introduced during 1990.  Since 1990, the Company has released numerous  versions of the ROAD WHIZ, including ROAD WHIZ PLUS, ROAD WHIZ
ULTRA and ROAD WHIZ COMPANION,  ROAD & CITY and ULTRAFINDER and more recently,
TOWN and COUNTRY and KIDS ROAD WHIZ. The Company's growth strategy has been to expand its line of travel computers to include additional features and functions at generally lower retail prices.  In 1996, R & D increased to also emphasize other hand-held information products and also expand vertically with products tied more directly to the PC market and the auto market.

CURRENT PRODUCT OFFERINGS:

ROAD WHIZ PLUS
	ROAD WHIZ PLUS was the second model travel computer introduced by the Company in 1992.  It offered new features including  detailed directions to 90 cities and additional travel data such as shopping malls.

ROAD WHIZ ULTRA

	ROAD WHIZ ULTRA was introduced in April, 1994. It contains all of the features and data offered by ROAD WHIZ and ROAD WHIZ PLUS, plus additional data of over 3,000 small towns and shopping outlet malls. It also provides complete routing information for over 250 cities giving distances, driving time and detailed directions to cities. ROAD WHIZ ULTRA contains over 60,000 services and has double the memory capacity of the ROAD WHIZ PLUS or the ROAD WHIZ COMPANION. ROAD WHIZ ULTRA is marketed in upscale retail outlets, through mass mailings primarily to oil company credit card customers, and magazine ads.

ROAD WHIZ COMPANION

 ROAD WHIZ COMPANION was introduced by QVC in the summer of 1994. ROAD WHIZ COMPANION includes the low price advantage of the ROAD WHIZ PLUS blended with several advanced features and services of the ROAD WHIZ ULTRA.

OTIS-THE RV NAVIGATOR

	OTIS - The ("RV NAVIGATOR") was developed for owners of recreational vehicles
(RV's).  This unit functions as both an RV campground guide and an interstate travel guide.  The RV NAVIGATOR  database includes a location and feature directory of over 13,000 campgrounds and RV repair and service providers throughout the U.S.  The RV NAVIGATOR contains over 40,000 attractions and directions, including gas and diesel fuel stations, interstate mile markers, restaurants, hospitals, and rest stops.  RV NAVIGATOR features an updatable plug-in memory card and long life batteries.  The Company purchased exclusive rights to this campground database from Trailer Life Enterprises for an initial fee of $10,000 and a royalty of one dollar ($1.00) for each unit sold over the first 5,000 units.  The Company's right to exclusive use of the database will terminate, unless renegotiated, after 20,000 units are sold.  The licensing agreement itself may be terminated by either party on twelve (12) months notice.
If Trailer Life Enterprises were to terminate the licensing agreement, the
Company would be required to find an alternate source, or discontinue the product.

ULTRAFINDER

	 ULTRAFINDER was introduced in 1995.  It is the most powerful handheld travel unit marketed by the Company. It contains over 60,000 services  and specific
routes to over 500 cities, giving distance and driving time.   ULTRAFINDER
features a two-line display and an updatable plug-in memory module. It is priced to sell at $99.95 at retail.  During 1996 the Company received a $4.0 million custom order, with follow-on rights for additional quantities.

GREENSFINDER

	 GREENSFINDER is the Company's one entry into the sports leisure and travel market. Introduced in December 1994, GREENSFINDER is a handheld data retrieval device which contains information on over 10,000 U.S. golf courses, including greens fees, restaurant facilities, phone numbers, types of terrain, travel directions to the course, availability of carts, caddies, clubs, and other course features.  GREENSFINDER also contains a four-player scorekeeper with player name entry and records individual player's scores.  The Company acquired the software database for this product from a third party. The Company is required to pay a royalty of 10% based on sales and 20% for upgrades to the software developer.

TOWN and COUNTRY

	The TOWN and COUNTRY  introduced in 1996 provides 60,000 services along the nation's highways, parkways and toll roads and directions to over 7,000 towns on Interstates & US Highways.  This product was introduced on QVC in September,
1996.

KIDS ROAD WHIZ

	The KIDS ROAD WHIZ  introduced in December 1996 is a travel computer providing directions to amusement parks, water parks and other entertainment sites for children traveling with parents.  It also includes word games.


LASER SYSTEMS CONTRACTS

	The business of the Company when it was initially founded was primarily focused on the fulfillment of research and development contracts leading to the manufacture of laser communications systems.  The Company submits bids for laser system research and development contracts and production contracts from government and government-related agencies, typically under cost plus or fixed-
fee contracts. Most of the Company's research and development laser systems contracts are beyond one year in scope.  Upon the award of a R&D contract, the
Company realizes revenues from progress payments received during the course of such contracts.  Any required capital equipment is generally supplied to the
Company by the customer. The technology developed during the Company's performance of a research and development contract becomes the exclusive property of the contracting party.

	During 1994, the Company engaged in a research and development contract to develop modifications and upgrades to U.S. Army Laser Pointing and Tracking Systems (PATS). This contract was completed in early 1995. In 1995, the Company received an $1.7 million production contract from the Yuma Proving
Ground to manufacture their PATS design. For the two years ended December 31, 1996 and 1995, the Company realized revenues of $810,484 and $675,465, respectively, against this contract. At December 31, 1996, there remains approximately $120,915 in progress billings to complete the contract. The original contract provided for an override clause, which the customer exercised in February, 1997. To date, this override portion totaled $337,888. The government retains the right to order additional units within the terms of the original contract.

MANUFACTURING

	The Company does not manufacture any of its consumer products, has no manufacturing capacity and is entirely dependent upon third parties to manufacture and assemble the components comprising its products. Since 1988 to 1994, Siemens Manufacturing Co. of Freeburg, Illinois ("Siemens") had been the exclusive manufacturing source of travel computers for the Company. A alternate foreign manufacturer was established late in 1995. This manufacturer supplied approximately 20% of the production requirements during 1996. The Company generally receives annual pricing from each of its manufacturers based upon estimated annual quantities. Thereafter, the Company releases individual purchase orders for production. The Company's arrangements with each manufacturer are terminable at will by either party. If either or both arrangements were to be terminated, the Company believes that alternate sources are readily available. The sudden loss of one of the manufacturers or unanticipated interruptions or delays from present manufacturers would likely result in a temporary interruption to the Company's planned operations. The Company intends to maintain its practice of engaging subcontractors to meet its manufacturing requirements for the forseeable future.


	Raw materials used by the Company include hardware, keypads, computer memory chips, microprocessors, and other discrete electronic parts used in building
circuit boards.   Most of these are standard stock items that are  generally available from several vendors.  To date, the Company has been able to obtain adequate and timely supplies of raw materials. The Company presently has two sole sourced components.  The supplier for these items is a major microcircuit vendor with whom the Company has enjoyed a solid relationship for years.  The inability to obtain timely or sufficient deliveries of these sole-source components would materially disrupt production until an alternative vendor could be located, qualified and begin production.  The Company has alternate vendors for all of its other raw materials.

BACKLOG

	As of December 31, 1996, the Company's consumer products backlog was approximately $6.8 million versus a comparable backlog of $75,000 on December 31, 1995. Included in the 1996 backlog were two orders for private label products valued at approximately $6.5 million. One of the two private label orders is financed by an irrevocable Letter of Credit. At December 31, 1996, there was $3,492,000 remaining to be shipped against the Letter of Credit. Generally, orders for standard products are subject to cancellation without penalty. The Company has occasionally experienced cancellations or postponements in its delivery of orders.

SALES AND MARKETING

	The Company's primary sales and marketing objective is to remain the leading supplier for low-cost travel computers.  To support this objective, the Company believes it must offer a growing line of affordable standard and custom travel computers.

	The Company identifies its prospective customers and markets through a combination of direct mail, telemarketing, media advertising, tradeshow participation, and periodic appearances on QVC. The Company advertises in magazines and trade journals and periodically distributes promotional materials to increase market awareness of its products. To date, the Company has focused its primary marketing efforts on establishing customer relationships with local and regional retailers and upscale retail outlets.

	The Company's products are  marketed through independent sales representatives, mail order catalogs, and office supply stores.  In 1996, the Company spent
$1,773,373 on advertising, promotion, and marketing programs, as compared to
$942,402 and $778,750 in 1995 and 1994, respectively. The Company spent $206,500 during 1996 to advertise monthly in SkyMall magazine, the popular airline buying guide. During the fourth quarter of the year, the Company committed to a national direct mail program with Roy Thomas, Inc., a sales and marketing firm.
The diredct mail program included approximately 23 million advertising inserts packaged with oil credit card statements.  It is expected that customer orders from these mailings will carry over into the forthcoming year.

	To further extend its market position, the Company entered into a joint product agreement with a leading developer of trip planning software, TravRoute, Inc., to integrate their software and database into a new product called TripLink. The Company also acquired an exclusive U.S. and European license for Time Tracker, a product which attaches to cellular phones and enables users to track phone call costs on a continuous basis. These type of arrangements are an extension of the Company's strategy of fostering alliances and other marketing arrangements in order to maintain its objective of remaining the leading supplier of hand-held travel devices.

DEPENDENCE ON CUSTOMER

	During 1996, Roy Thomas, Inc. (See Sales And Marketing) accounted for 20.8% of consumer sales.  This customer had sales of $1,723,185 in 1996 compared to
$90,976 during 1995.  Prior to 1996, QVC had been the largest customer of the
Company.  For the two years ended December 31, 1996 and 1995, QVC sales totaled
$4,455,035 and $1,989,182, respectively, representing approximately 47% and 33%
of consumer sales.  During 1996 QVC sales totaled $617,443 or $7.5% of consumer sales.

COMPETITION

	Competition in the electronics industry is intense. The Company believes that the primary competitive factors necessary to maintain its market leadership in the hand-held travel market include product features such as performance, product reliability, functionality, ease of use, product reputation, price, timeliness of product upgrades, and quality of customer support and service. The
Company believes that price is a significant factor in determining future sales and  which the Company carefully monitors.  Mass merchandise discounters regard $29.95 as an important retail consumer price for the Company's products to be successful in the mass market.

	The segment of the electronics industry in which the Company is engaged is populated by competitors with substantially greater financial resources than the Company. The consumer industry in which the Company competes is characterized by rapid and significant technological advances, which often result in rapid partial or total obsolescence of products. The Company is not aware of any competitor selling affordable hand-held travel computers. Although the Company attempts to protect its technology and patents wherever possible, it is unable to provide any assurances that its patents and trade secrets will not be circumvented in the future. The Company faces competition from developers of travel software products currently marketed as "shrink-wrap" products. To protect the Company's dominant market position in affordable travel computers, the Company invested $1,001,646, or approximately 11% of its 1996 revenues in research and product development. There can be no assurance, however, that the Company will be able to develop or acquire new products or increase market channels at a rate sufficient to keep the Company competitive. The Company also cannot guarantee that new products or product updates will ultimately achieve market acceptance.


RELATED PARTY - POIS, INC.

	In September of 1993, the Company purchased an 81% ownership interest in POIS, Inc. with the goal of developing "personal onboard information systems" ("POIS") for use in the Original Equipment Manufacturer (OEM) market and automobile aftermarket. Such systems are to be installed in a vehicle utilizing the 12-volt electrical system in the vehicle. Since inception, POIS has realized sales of $511,650 in 1996, and $299,196 in 1995. POIS sales for custom hand-held units that incorporated the ROAD WHIZ database along with individual customer requirements and special information such as dealers names, phone numbers, and locations around the country. POIS, Inc. has not yet realized any sales for on-board information systems.

	POIS, Inc.'s primary strategy is with the development of on-board navigation and travel information products.  The Company contemplates that its POIS on-
board products will  be primarily marketed as an automobile aftermarket accessory product sold to automobile dealers and auto supply stores.

 There is no recognized market leader at the present time. POIS, Inc. will, however, face strong competition from substantially larger companies that are already in the market. For that reason, the Company's product development strategy is to design its hardware products to provide maximum flexibility to accommodate new features in additional to standard GPS functions. The POIS design approach to in-car navigation enables a substantially lower cost product and is different from existing products which are very expensive. POIS products are targeted for the so-called "Road Warrior" segment of the automotive public whose livelihood depends on the frequent and efficient use of their vehicles. The typical POIS purchaser is believed to be a mobile professional who purchases or leases an upscale automobile with factory installed accessory electronic data and navigation systems. It is anticipated that the first POIS units would be priced under $500. As aleased option, POIS would add approximately $10 per month to the lease payments. Existing on-board products are currently priced at $2,000 or more as original equipment options.

DATABASE RESEARCH AND UPDATE ORDERS

	The Company believes that an accurate and updated proprietary database is one of the most important factors for the future success and development of the
Company.  The potential for additional net sales, as well as the need to preserve the Company's reputation for accuracy and reliability, requires that the Company continuously validate and update its database.  The Company uses various means to update its ROAD WHIZ database, including publicly available geographic and demographic data.  The majority of the ROAD WHIZ database is compiled by "Road Helpers."  Road Helpers are generally retirees and others that travel extensively.  Many of the Road Helpers are former customers of the
Company.  Generally, the Road Helpers are compensated at a nominal amount by the
Company.

	The Company maintains a full time staff of researchers who review and augment the data gathered by the Road Helpers.  In addition to the Road Helpers, the research staff contacts travel services and Chambers of Commerce across the country to gather other information.

	The Company's Research and Development Group includes five full-time software engineers and one hardware design engineer and one project consultant. In 1996, the Company employed various subcontractors in order to augment its internal research and development resources.  Research and development expenses in 1996,
1995, and 1994 were $1,001,646, $556,213 and  $290,996, respectively.


PATENTS AND TRADEMARKS

	The Company's files patent applications, when applicable, to protect its technology, inventions and improvements. The Company owns two patents. One patent covers its method of compressing data relating to travel information.
This compression technology permits the Company's travel products to included more data on smaller and less expensive memory devices.

	The Company has a second patent on the methodology which enables its travel devices to account for changes which occur when the traveler crosses a state border. The Company believes that in order to manufacture a similar product, a competitor would have to develop a substantially different methodology, at considerable time and expense.

	The Company's majority-owned subsidiary, POIS, Inc., has filed two patent applications. One application covers the software which converts a Personal
Data Attendant (PDA) touch screen to display large characters, facilitating visual contact while driving. The other application includes a base unit of electronics with additional memory and application slots which can communicate with the PDA via the infrared ("IR") transceiver in the PDA. If either of these patents were to be granted by the Office of Patents and Trademarks, the Company believes that it would afford them a significant competitive advantage for personal on-board information systems. The Company cannot predict, however, as to whether either application will result in a patent or what the breadth of such a patent might be.

	In addition to its patents, the Company attempts to further restrict access to
its proprietary technologies and processes.   Key employees of the Company are
covered by an employment contract with restrictive covenants.  These covenants require such employees, as a condition of their employment to hold all proprietary information confidential. They are prohibited from  disclosing any trade secrets to outside parties. The Company also restricts customers and visitors site access to confidential information.  There can be no assurance that the Company can be successful in its efforts to protect either its patents or its proprietary technologies and processes.


EMPLOYEES

	The Company currently has 34 full-time employees, including  6 officers.  The
Company employs 8 people for shipping, order entry and customer service, 9 people in product and database research, 5 people in administration, 3 people devoted to government contract work, 3 people in product development, 1 person in inventory management, and 4 people in sales and marketing and the President and Chief Executive Officer.  None of the Company's employees belong to a collective bargaining union.  The Company has never experienced a work stoppage and believes that its employee relations are good.


Item 2. PROPERTIES

	The Company's headquarters and principal administrative offices and research and development  facilities are located in approximately 10,000 square feet of leased office space in an industrial building located at 9375 Dielman Industrial
Drive, St. Louis, Missouri.    The Company maintains no manufacturing operations
on site and employs outside contractors to perform all of its  manufacturing requirements.

	POIS, Inc. leases approximately 1,092 square feet of office space in Southfield, Michigan.

 Aggregate rental expense for both locations totaled $117,139 for the current year.

	The Company believes that its facilities are adequate for the Company's
present and foreseeable 	requirements.



Item 3. LEGAL PROCEEDINGS

	There are no pending legal proceedings against the Company.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	Not applicable.


PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

	(a) Market Information

	The following table sets forth the prices for the Company's Common Stock (NASDAQ: ULTR) as quoted on the NASDAQ SmallCap Market from February 1, 1995 through December 27, 1995 and in the NASDAQ National Market from December 28, 1995 to December 31, 1996.

	                               Bid	                 Asked
Quarter Ending           High        Low        High        Low

March 31, 1995        	$ 7.18    	$ 5.90      $ 9.00    	$	5.97
June 30, 1995         	$	6.75    	$ 5.75     	$	7.00    	$	6.06
September 30, 1995    	$ 7.75    	$	6.12     	$	7.87    	$	6.37
December 31, 1995     	$12.00    	$	6.25     	$12.38    	$ 6.63

March 31, 1996        	$11.88    	$	8.87     	$12.38    	$	9.37
June 30, 1996         	$	9.88    	$	6.88    	 $10.13    	$ 7.13
September 30, 199	     $ 9.63    	$ 6.75     	$ 9.88    	$	7.00
December 31, 1996      $ 9.25     $ 6.62      $ 9.63     $ 6.75

	(b) Holders
	At March 26, 1997, there were 163 stockholders of record of the Company's Common Stock. Based upon information from nominee holders, the Company believes the number of beneficial owners of its Common Stock exceeds 1,100 owners.

	(c) Dividends
	The Company has never paid or declared any  cash dividends on its Common Stock and does not  contemplate doing so in the foreseeable future.  The Company intends to retain its earnings for the future operation and expansion of the business.  Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition  and other  factors deemed pertinent by the Board of
Directors.

 (d) Other
 During 1996, the Company issued 1,051,987 additional shares of common stock pursuant to a warrant redemption and exchange program.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OVERVIEW


	The Company's net sales are derived from two business segments: (1) consumer products, marketed through retailers, catalog companies, and direct mail or other marketing agencies or groups as employed by the Company, and (2) laser system contract revenues, derived from research and development and production contracts awarded by government agencies.  During 1995, the Company received its first production contract valued at $1.7 million.  This contract was a  system previously designed by the Company in 1994 to fulfill a research and development contract.

 The following table summarizes the contributions of consumer products and development contracts, respectively, to total net sales of the Company for each of the last three years ended December 31, 1996. The table should be read in conjunction with the audited financial statements for the periods indicated and the related notes incorporated herein.

                                  NET SALES
                    FOR THE THREE YEARS ENDED DECEMBER 31
                                (in Thousands)
                    1996        %         1995        %        1994        %

Consumer
Products        	$	8,283    	91.1     	$	9,437    	93.3    	$	6,064    	94.8
Development
Contracts	          	810     	8.9	        	676     	6.7       		334     	5.2

Total           	$	9,093 			100.0     	$10,113	 		100.0    	$	6,398  		100.0



Year Ended December 31, 1996, vs. Year Ended December 31, 1995.

 During 1996 sales of consumer products decreased by $1,154,803 or approximately 12.2% from $9,437,239 to $8,282,436 in 1996. The decrease in sales was related primarily to (a) lower sales to a key customer (QVC) and (b) product development delays resulting in three new products planned for 1996 sales being carried into 1997. During 1995, QVC accounted for $4,455,035 or 47% of consumer product sales as compared to $617,443 or 7.5% of consumer product sales during 1996. The $3,837,592 drop in QVC sales was attributed to the combined result of decreased demand from QVC viewers and fewer appearances on QVC in 1996 versus 1995. Management believes that QVC sales will not return to sales levels of over $4 million as seen in 1995 with its current product offerings. In 1997 there are three new products, ROAD WHIZ EXPRESS, TOWN & COUNTRY, and HOME & GARDEN planned for QVC appearances. Additional retail customers were established during 1996, especially in direct mail through greater uses of oil company credit card mailings. Exclusive of POIS sales, custom travel computer sales increased by approximately $484,000 to $502,000 in 1996 compared to $18,000 in 1995. The Company realized $511,650 in revenues from its POIS, Inc. subsidiary in 1996 compared to $299,196 in 1995.

	The majority of the Company's consumer product sales are highly seasonal. The fourth quarter of 1996 was the highest quarter in the history of the Company, posting $4,949,531 or 59.7% of the consumer product revenues. For the comparable quarter ended December 31, 1995, the Company realized $4,143,530 in revenues, or 43.9% of consumer product revenues. The Company has embarked on a strategy to realize a more even distribution of its revenues throughout the year. Accordingly, it allocated a greater portion of its resources, including the hiring of a full time marketing executive, to locate and develop new markets, and specifically new vertical markets. Many of these markets, such as private label and premium, are of a non-seasonal nature.

	Contract sales for 1996 totaled $810,484 compared to $675,465 for 1995. Contract sales for 1996 were derived from progress billing against a government contract that was received during August, 1995. This contract was originally valued at $1.7 million and designed to provide time/space/position data during tracking of aircraft and ground troops. At December 31, 1996, there was $120,915 remaining on this contract. During February, 1997 the customer exercised the override clause in the original contract by ordering two additional units valued at $337,888.

	Gross profit for the consumer product group totaled $4,786,221 or 57.8% for the year ended December 31, 1996, compared to $4,777,333 or 50.6% of sales for the prior year.  The 7.2% improvement in gross profit is the primarily the result of cost savings in the form of lower cost units received from the foreign manufacturer and an improved product mix.

	Gross profit for contract sales totaled  $430,277 or 53.1% of sales versus a gross profit of $358,893 or 53.1% of sales last year.

	Selling General and Administrative expenses (SG&A) for the year increased to
$4,023,026 from $2,480,576 for the prior year, representing an increase of
62.2%  The increased expenses resulted from staff additions, increased consulting and professional fees, and increased sales and marketing activities.
The Company has been more aggressive in promoting and advertising its products in 1996 compared to 1995.  SG&A will continue to increase in the future, but at a slower rate.  It also expects that such spending will diminish in the future as a percentage of total revenues.

	Research and Development expenses (R&D) for the year totaled $1,001,646 compared to $556,213 for the prior year, representing an increase of $445,433 or 80.1%. The increase in R&D was the result of higher prototype development charges and design fees and expenses incurred in product development. During the year the Company spent $509,956 in research and development for POIS products.

	Other income totaled $113,320 for 1996, as compared to $118,711 for the year ended December 31, 1995.

	The Company's effective tax rate for the year was 31.8% as compared to 37.7%
for the year ended December 31, 1995.  The Company's lower tax rate attributable to unused federal income tax research and development credits.

	As a result of the foregoing, the Company's  net income declined to $208,137 or $0.08 per share, as compared to net income of $1,381,901 or $0.49 per share for the prior year.  There were 2,773,245 and 2,872,207 common and equivalent shares, respectively,  used in calculating earnings per share for the two years ended December 31, 1996 and 1995, representing a decrease of 3.3% in the shares used in the calculation.

Year Ended December 31, 1995, vs. Year Ended December 31, 1994

	The Company's net sales are derived from two primary sources: (1) consumer products, marketed through retailers, catalogs, and direct mail or other marketing agencies employed by the Company, and (2) contract revenues, derived from research and development contracts in the laser communications systems field for government agencies. During 1995, the Company received its first production contract a $1.7 million production order for one of its prototype designs.

	During 1995 sales of consumer products rose by 56% from $6,064,331 in 1994 to
$9,437,239 in 1995.  The reason for the growth in consumer product sales in 1995 compared to 1994 was due to increased demand for ROAD WHIZ products, expanded channels of distribution and new products.  The Company realized $4,455,035 in net sales (47% of total consumer sales) to its key customer, the QVC Network in fiscal 1995, as compared to $1,989,182 (33% of total consumer sales) in 1994.
Additional sales to other customers occurred as a result of the Company's success in developing niche versions of the ROAD WHIZ products to specific audiences, selling the ROAD WHIZ PLUS in stores geared to the retail market such as Service Merchandise, Best Buy, and Office Max, while selling the ROAD WHIZ
ULTRA in upscale retail stores and catalogs, such as The Sharper Image,
Brookstone and Rand McNally.


	The Company introduced three new consumer products in 1995, including ROAD &
CITY, a highway and city guide exclusive to QVC, and METRO & ULTRAFINDER.
ULTRAFINDER, which was introduced in September of 1995, is the most sophisticated unit offered by the Company, containing over 100,000 highway and city services and directions and driving time between cities.

	Contract sales from laser systems totaled $675,465 for 1995, as compared to
$333,883 during 1994.  These sales were primarily attributable to the Company's ongoing contract with the U.S. Army.  On December 31, 1994, the Company completed a contract for the EC III, a private contractor, to produce a prototype laser system to provide time/space/position data during tracking of aircraft and ground troops.  The Company received a production contract for its prototype design on August 9, 1995.  The production contract is valued at approximately $1.7 million over 12 months.

	The Company's consumer product sales are highly seasonal.  Historically, the fourth quarter which ended December 31, 1995 has been the highest quarter for sales.  The Company realized record consumer product sales in the fourth quarter of $4,143,530 compared to the fourth quarter of 1994, which totaled $2,593,807.

	Gross profit for the consumer product group totaled $4,777,833 or 50.6% of sales for the year ended December 31, 1995, compared to $3,412,939 or 56.3% of sales for the prior year. The decrease in gross margin in the year is due to several factors, mainly product mix and lower margins from Special Value Day sales made to QVC in the first and fourth quarter of fiscal 1995. The Company recognizes that growth in certain channels, such as television shopping, typically yields lower margins. Management believes that TV exposure is in-valuable in increasing consumer awareness of its products which helps to attract national retail customers and other merchants. The introduction of lower cost versions of the Company's products during the fourth quarter and a second low-cost manufacturer which was established during the second half of 1995 should help margins in the future. The Company also intends to continue its development efforts with respect to continuing design improvements to expand features and functionality and to reduce manufacturing and material costs.

	Selling, general and administrative expenses (SG & A) for the year increased to $2,480,576, from $1,918,948 for the prior year, representing an increase of
29.3%.  The increased expenses resulted from higher levels of revenue as well as the expansion of the channels of distribution for the Company's products.
These events required a larger infrastructure, including additional marketing and administrative support services.  The Company expects that selling, general and administrative spending will continue to increase in 1996 as compared to such spending in 1995, although SG&A will decrease as a percentage of total revenue.

	Research and development expenses for the year totaled $556,213 compared to
$290,996 for the prior year, an increase of $265,217, or 91.1%.  The increased expenditures is the result of the Company's strategic decision to boost its investment in product development, including $197,178 in such expenses for the
Company's joint venture with POIS, Inc.

	Net interest income totaled $128,616 for 1995, as compared to $16,428 for the year ended December 31,1994.  The increase was the result of additional interest income from marketable securities of approximately $1.5 million.  These securities were purchased primarily with funds derived from the initial public offering.

	The Company's effective tax rate for the year was 38% as compared to 28% for the year ended December 31, 1994.  The Company incurred a reduced tax liability in 1994 due to a net operating loss carry-forward available from prior years and unused research and development credits for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

	Since inception, the Company financed its business by supplementing cash generated from operations with periodic borrowings from banks, equity raised from private and public sources, and more recently from funds received from a warrant redemption and exchange program. On August 6, 1996, the Company called for redemption and exchange all of its outstanding purchase warrants. The warrant redemption and exchange program was completed during September, 1996, with the Company receiving $6,172,493 in additional capital.

	The Company recorded a net loss of $485,049 during the first nine months of
1996. This net loss was a result of lower than expected sales and  delays in the development and market introduction of new products. The strong fourth quarter performance helped narrow the sales deficit and turned a nine month net loss into net income.  Sales and net income for 1996 were below the prior year by 10.1% and 84.9%, respectively.  The Company sustained a net outflow of
$2,212,269 in cash from operations for the year.  Cash flows from investing activities provided $459,718 for the year, net of capital expenditures that totaled $340,282.  Net cash provided by financing activities totaled $5,724,493, including $6,172,493 received from the sale of common stock.  Total cash and marketable securities increased from $815,065 at December 31, 1995 to
$3,960,577 at December 31, 1996.

	The Company relies on outside vendors for all of its manufacturing. Consequently, the Company's operations do not require substantial capital outlays other than for the periodic purchase of tooling, test equipment, and fixtures. During 1996, the Company spent $340,282 for capital expenditures. The Company will require capital expenditures for its POIS subsidiary and other new consumer products in 1997. Total capital expenditures are not expected to be significant based on the current business outlook.

	The Company's credit facility includes a $2.0 million unsecured revolving bank line of credit with $500,000 for letters of credit facility. The bank's line of credit is subject to renewal or cancellation at the end of every 12 month period from the date it was initiated. The Company pays interest monthly on its outstanding loan balance at the Bank's Corporate Base (Prime) Rate, which was 8.25% at December 31, 1996. On December 31, 1996, the Company's outstanding loan balance was zero.

	At December 31, 1996, the Company had a working capital surplus of $10,761,352, as compared to a working capital surplus of $4,638,639 at December 31, 1995.
Included in working capital was $3,960,577 in cash and cash equivalents.
Inventories increased by $1,334,869 during the year as a result of a decision to increase inventory levels to shorten customer delivery times and a small increase in manufacturing lead times.  Accounts receivable rose by $1,814,032 to $4,608,285.  The increase in accounts receivable results from the record shipments posted for the foutrth quarter including Roy Thomas, Inc. receivbles which totaled $1,657,571.  The Company anticipates a substantial decrease in accounts receivable during the first quarter.  However, the business is undergoing a significant expansion into 1997, which may require additional investments from time to time in accounts receivable and inventory.

	The Company's management is currently working toward a strategy that will minimize the seasonality in their traditional business. Management believes that the continued placement of orders for private label products will help to minimize quarterly swings in financial performance and corresponding changes in cash and liquidity. There can be no assurance that such efforts will be successful, which may place periodic peak seasonal demands on the liquidity position of the Company.

 The Company expects that its existing working capital, future net sales and bank borrowings will be sufficient to fund ongoing operations for the next twelve months.

FORWARD-LOOKING INFORMATION

  Except for the historical information, the information set forth herein includes forward looking statements that are dependent on certain risks and uncertainties. Important factors that could cause the actual results to differ materially from the anticipated results include, but are not limited to, the positioning, release dates and consumer acceptance of new products; quarterly fluctuations and seasonality; the competitive environment and technology change and obsolescence factors in the Company's primary markets; and dependence on distribution channels and key personnel, all of which are difficult to predict and many of which are beyond the control of the Company.

Item 7. CONSOLIDATED FINANCIAL STSTEMENTS

 The consolidated financial statements of Ultradata Systems, Incorporated, together with notes and the Independent Auditors' Report, are set forth immediately following Item 13 of this Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable


PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

	The following table sets forth certain information regarding the officers and directors of the Company as of March 21, 1997:

NAME	             	AGE	          		POSITION

Monte Ross        	 64	       	President & Chief Executive	Officer, Director
Mark L. Peterson   	39	       	Vice President-Engineering,	Secretary, Director
Ernest Clarke      	56	       	Vice President - Government	Programs, Director
Leonard Missler    	50	       	Vice President - Software Development
Duane Crofts        60         Vice President - Advanced Products
Daniel Muehlemann   33         Vice President - Sales
Steve H. Akre, Esq. 44         Director
Bruce L. Miller    	54	       	Director
John J. Clancy     	59       		Director

 Directors hold office until the annual meeting of the Company's stockholders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

BACKGROUND OF DIRECTORS AND EXECUTIVE OFFICERS

	Monte Ross founded the Company in 1986 and has served as its President and Chief executive Officer since inception. For over 20 years prior to founding the Company, Mr. Ross was employed by McDonnell Douglas Corporation in a variety of positions. When he left McDonnell Douglas, Mr. Ross was Director of Laser Systems, responsible for the group of approximately 400 employees which developed the first laser space communication system and first space laser radar. Mr. Ross is a Fellow of the Institute of Electrical and Electronic Engineers and the past President of the International Laser Communication
Society.

Mr. Ross was awarded a Master of Science degree in Electrical Engineering by Northwestern University in 1962. He is the father-in-law of Mark L. Peterson, the Company's Vice President-Engineering.

Mark L. Peterson has been a Director of the Company since it was founded in 1986. He has served as the Company's Vice President of Engineering since 1988. He is responsible for the design of the Company's handheld products. During the four years prior to joining the Company, Mr. Peterson was employed by McDonnell Douglas Corporation as an electronics engineer for fiber optic products and satellite laser crosslink programs. Mr. Peterson was awarded a Master of Science degree in Electrical Engineering by Washington University in 1980. He is the son-in-law of Monte Ross.

 Ernest Clarke has been employed as the Company's Vice President - Government
Programs since 1990.   His primary responsibility has been the development of
custom test systems for organizations involved in government laser systems programs. For over 20 years prior to joining Ultradata, Mr. Clarke was employed by McDonnell Douglas Corporation in a variety of positions. When he left McDonnell Douglas, Mr. Clarke was its Laser Product Development Manager with responsibility to supervise over 40 engineers. Mr. Clarke was awarded a Master of Science degree in Electrical Engineering by Stanford University in 1966.

 Steven Akre has served as a member of the Board of Directors and as the corporate counsel for the Company since it was founded. Mr. Akre is an attorney-at-law, whose specialization is in taxation and corporate mergers and acquisitions.

 Bruce L. Miller has been a Director of the Company since 1989. Since 1992 he has been employed as Chairman of the Board of CoreSource, Inc., located in Chicago, Illinois, which is engaged in the business of organizing and managing health care programs for employees and providers. From 1989 until 1992, Mr. Miller was the President of Crabtree Capital Corp., a firm engaged in financial services. Mr. Miller is presently a Director of Harris Bank Glencoe, which is a subsidiary of Harris Bank Corp. of Chicago.

 Leonard Missler has served as Vice President - Software Development for the Company since 1990. His primary responsibility has been the development of software for the Company's handheld products. For over 20 years prior to joining Ultradata, Mr. Missler was employed in software and electronics development and management by Microterm, Inc., Magpower, Magnavox, and Interface Technology. At Microterm, his most recent employer before joining the Company, Mr. Missler was the Director of Operations. Mr. Missler was awarded a Master of Science degree in Electrical Engineering by Washington University in 1970.

	Duane Crofts joined the Company as Vice President - Advanced Products in 1994.
Prior to joining the Company, Mr. Crofts served for over five years as a Program
Director with McDonnell Douglas Corporation.  In that role he was responsible for engineering management, production management, subcontract management, and program management.  Mr. Crofts most recently was manager of a multimillion dollar electro-optic development program.  Mr. Crofts was awarded a Bachelor of
Science degree in Mechanical Engineering by the University of Missouri at Rolla.

 Daniel B. Muehlemann joined the Company in October, 1996 as Vise President - Sales. Prior to joining the Company Mr. Muehlemann served for five years as Senior Accounts Manager for Maxim Technologies, Inc. In that position he developed and implemented key sales and marketing strategies to increase Maxim Technology's national client base. Mr. Muehlemann holds a Bachelor's degree in Communications from Southwest Missouri State University.

 John J. Clancy joined the Company in 1995 to serve as a member of the Board of Directors. Mr. Clancy has served on the Board of Directors at Cimplex Corporation, Inc. in San Jose, and Engineering Software Research & Development, Inc. in St. Louis. Mr. Clancy was employed by McDonnell Douglas in a variety of positions progressing from Programmer, Salesman to Divisional President.
Mr. Clancy was awarded a Bachelor of Science, Chemical Engineering: University of Illinois, Master of Science: The John Hopkins University, Master of Business
Administration: Washington University St. Louis, Master of Liberal Arts:
Washington University, Candidate of Doctor of Philosophy in History and
Business: Washington University St. Louis.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

 None of the directors, officers or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis reports required during 1996 by Section 16 (a) of the Exchange Act, except as follows: each of the Company's five officers was late in filing a report on Form 4, each report containing one transaction.

Item 10. EXECUTIVE COMPENSATION

Executive Compensation

	The following table sets forth all compensation awarded to, earned by, or paid by the Company to the following persons for services rendered in all capacities to the Company during each of the fiscal years ended December 31, 1996, 1995, and 1994: (1) the Registrant's Chief Executive Officer, and (2) each of the other executive officers whose total salary and bonus for the fiscal year ended December 31, 1996 exceeded $100,000.



    Summary Compensation Table

                     Annual Compensation           Long-Term Comp.

Name and
Position       Year           Salary          Bonus    Other(1)    Options

Monte Ross,    1996         $114,404        $14,000    $  3,000        (2)
President      1995        	$105,000       	$ 2,000   	$ 15,000       	(3)
          	    1994        	$100,000        $   		0    	$22,200       	(4)

(1) Includes five annual payments beginning in 1991, of $12,800 to a Rabbi trust for the benefit of Mr. Ross. The trust was established in 1991 as deferred compensation for services rendered prior to 1991, for which he received $50,000 less than his base salary.

  Also included are premiums of $6,400 per year which the Company pays to maintain a $1 million term life insurance policy on Mr. Ross. The Company had agreed with Mr. Ross that in the event of his death, the Company would place the proceeds of the policy in an investment fund for ten years make annual payments to Mr. Ross's designee totalling the greater of $50,000 or the income earned from the fund. On September 30, 1994, that arrangement was terminated and replaced by a $250,000 Company-paid life insurance policy purchased on October 18, 1994, for the benefit of Mr. Ross's beneficiaries. The Company is now the sole beneficiary of the $1 million life insurance policy.

 Also included are contributions of $3,000 per year which the Company makes to its Pension Plan for the benefit of Mr. Ross.

(2) 	During 1996 the Board's Stock Option Committee awarded Mr. Ross options to purchase an additional 15,000 shares of Common Stock at an exercise price of $7.39. None of the options have been exercised.

(3) 	During 1995 the Board's Stock Option Committee awarded Mr. Ross options to purchase a total of 15,000 shares of Common Stock at an average price per share of $5.25. None of the options have been exercised.

(4) 	In March 1994 Mr. Ross was awarded as a bonus an option to purchase up to
4,159 shares of common stock at a price of $1.20 for a period expiring in March
1999.  Mr. Ross exercised the option on   August 31, 1994.

STOCK OPTION AWARDS

 The following table sets forth certain information regarding the stock options or warrants acquired by the Company's Chief Executive Officer during the year ended December 31, 1996 and those options or warrants held by him on December 31, 1996.

                          OPTION GRANTS IN LAST FISCAL YEAR

                Individual Grants

                           Percent                          Potential Realizable
                           of Total                         Value At Assumed
                           Options                          Annual Rates of
              Number of    Granted                          Stock Price
              Securities   To                               Appreciation
              Underlying   Employees   Exercise             For Option Term
              Option       In Fiscal   Price     Expiration
Name          Granted (#)  Year        ($/SH)    Date       5%  ($)   10%  ($)

Monte Ross      15,000        29%       $7.39    12/14/01   $30,630   $67,680

                       AGGREGATED FISCAL YEAR OPTION VALUES

                    Number of Securities Underlying     Value of Unexercised in-
                    Unexercised Options at Fiscal       the-Money Options at
Name                Year-End (#)                        Fiscal Year-End  ($)

Monte Ross              45,000                               $30,000


EMPLOYMENT AGREEMENTS; ROYALTY AGREEMENT

 Messrs. Ross, Peterson and Clarke have individual employment agreements with the Company beginning September 1, 1994. Except as noted herein, the terms of the employment agreements are substantially identical. The agreements terminate on October 31, 1997, unless terminated by the Company for cause. The agreements provide for base salaries, which are adjusted annually by the Board of Directors. If the majority of the Board cannot agree as to a level of salary adjustment, the salary will increase by 10% for Mr. Clark and Peterson, respectively, and 5% for Mr. Ross. The employment agreements restrict each officer from competing with the Company for one year after the termination of his employment unless that employee establishes that his employment by a competitor will not involve the use of any information which is considered confidential by the Company.

	Leonard Missler, Vice President - Software Development, has a Royalty Agreement with the Company dated September 14, 1989. The Agreement terminates on September 13, 2009. Mr. Missler covenants in the Agreement that he will keep confidential all of the Company's information regarding its technology and products. In exchange, the Agreement provides that the Company will pay Mr. Missler a royalty equal to 1% of net sales of the Company's ROAD WHIZ products and 1/2% of net sales of other products incorporating the ROAD WHIZ database. During the three years ended December 31, 1996, royalty expense totalling $55,540, $66,477, and $56,235, respectively, was recognized.


STOCK OPTION PLAN

 THE 1994 STOCK OPTION PLAN

	On September 28, 1994, the Board of Directors of the Company adopted and the shareholders approved the Ultradata Systems, Inc. 1994 Stock Option Plan (the
"Option Plan").  The Option Plan is designed to permit the Company to grant either incentive stock options under Section 422A of the Internal Revenue Code
(the "Code") or nonqualified stock options.  Under the Option Plan, a Stock
Option Committee (the "Option Committee") of the Board is authorized to grant options to purchase up to 175,000 shares of stock to key employees, officers, directors, and consultants of the Company.  The Option Committee administers the Option Plan and designates the optionees, the type of options to be granted
(i.e., nonqualified or incentive stock options), the number of shares subject to the options, and the terms and conditions of each option.  The terms and conditions include the exercise price, date of grant, and date of exercise of each option.  An employee may, at the discretion of the Option Committee, be permitted to exercise an option and make payment by giving a personal note.

	Incentive stock options may only be granted to employees of the Company and not to directors or consultants who are not so employed.  The exercise price for incentive stock options must be at least one hundred percent (100%) of the fair market value of the Common Stock as determined by the Option Committee on the date of grant.  All incentive stock options under the Option Plan must be granted within ten (10) years from the date of adoption of the Option Plan and each option must be exercised, if at all, within ten (10) years of the date of the grant.  In no event may an employee given incentive stock options whereby more than $100,000 of options become exercisable for the first time in a single calendar year.  All incentive stock options must be exercised by an optionee within thirty (30) days after termination of optionees employment, unless such termination is as a result of death, disability, or retirement.  In the event an optionees employment is terminated as a result of death or disability, such optionee or his designated beneficiary shall be entitled to exercise any and all options for a period of six (6) months after such termination.  If an optionees employment is terminated as a result of retirement, the optionee shall be entitled to exercise his options for a period of three (3) months following such termination.

	Nonqualified stock options under the Option Plan are generally subject to the same rules as discussed above.  Nonqualified stock options may, however, also be granted to directors and consultants, whether or not such individuals are employees of the Company.  The exercise price for nonqualified stock options may not be granted at less than eighty-five percent (85%) of the fair market value of the shares on the date of grant.


 THE 1996 STOCK OPTION PLAN

 The 1996 Plan is designed to permit the Company to grant either incentive stock options under Section 422A of the Internal Revenue Code (the "Code") or nonqualified stock options. Under the 1996 Plan, a Stock Option Committee (the Option Committee") of the Board is authorized to grant options to purchase up to 175,000 shares of stock to key employees, officers, directors and consultants of the Company. The Option Committee administers the 1996 plan and designates the optionees, the type of options to be granted (i.e., nonqualified or incentive stock options), the number of shares subject to the options, and the terms and conditions of each option. The terms and conditions include the exercise price, date of grant, and date of exercise of each option. An employee may, at the discretion of the Option Committee, be permitted to exercise an option and make payment by giving a personal note.

 Incentive stock options may only be granted to employees of the Company and not to directors or consultants who are not employed. The exercise price for incentive stock options must be at least one hundred percent (100%) of the fair market value of the Common Stock as determined by the Option Committee on the date of grant. All incentive stock options under the 1996 Plan must be granted within ten (10) years from the date of adoption of the Option Plan and each must be exercised, if at all, within ten (10) years of the date of grant. In no event may any employee be given incentive stock options whereby more than $100,000 of options become exercisable for the first time in a single calendar year. All incentive stock options must be exercised by an optionee within thirty (30) days after termination of optionee's employment, unless such term-ination is the result of death or disability, such optionee or his designated beneficiary shall be entitled to exercise any and all options for a period of six (6) months after such termination. If an optionee's employment is term-inated as a result of retirement, the optionee shall be entitled to exercise his options for a period of three (3) months following such termination.

 Nonqualified stock options under the 1996 Plan are generally subject to the same rules as discussed above. Nonqualified stock options may, however, also be granted to directors and consultants, whether or not such individuals are employees of the Company. The exercise price for nonqualified stock options may not be granted at less than eighty-five percent (85%) of the fair market value of the shares on the date of grant.

	During 1996 the Company issued incentive stock options for  51,500 shares of
Common Stock.  The average exercise price of the options is $7.39.  The following officers were recipients of options:
                           	 Number of           Average
	Officer                  	  Shares              Exercise Price

	Monte Ross        	         15,000                 7.39
	Mark Peterson     	          7,500                 7.39
	Ernest Clarke	               7,500                 7.39
	Leonard Missler    	         2,000                 7.39
	Duane Crofts         	       2,000                 7.39


REMUNERATION OF DIRECTORS

	Prior to April 21, 1994 the Directors of the Company who were not officers received 208 shares of Common Stock per meeting as compensation for their services. That policy was terminated on April 21, 1994. Outside Directors now receive $250 per meeting and are reimbursed for out-of-pocket expenses incurred on the Company's behalf.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	The following table sets forth the beneficial ownership of outstanding shares of Common Stock of the Company as of March 21, 1997 by any person who, to the knowledge of the Company, owns beneficially more than 5% of the outstanding
Common Stock, by all directors of the Company, and by the directors and officers of the Company as a group.  None of the persons identified below owns any securities of the Company other than the Common Stock listed below:

Name and              		 Amount and
Address of            		 Nature of	        	Percentage
Beneficial         		    Beneficial	       	of Outstanding
Owner (1)          		    Ownership	        	Shares (6)

Monte Ross(2)          	 679,000          		19.95%
                        	shares of
                         record

Mark L. Peterson(3)      171,705		           5.05%
                     	   shares of
                     	   record

Ernest Clarke(4)     	   152,632		           4.49%
                     		  shares of
                     		  record

Steven Akre(5)           3,496		             0.10%
                     	   shares of
                     	   record

Bruce Miller    	        2,872		             0.08%
                     		  shares of
                     		  record

John Clancy		            3,692		             0.11%
			                      shares of
			                      record

All officers and      		 1,038,244		        30.51%
directors as a      	    shares of
group (7 persons)        record

(1)	The address of each of these shareholders is c/o Ultradata Systems,
Incorporated, 9375 Dielman Industrial Drive, St. Louis, Missouri 63132

(2)	Includes 630,000 shares owned by the Monte Ross and Harriet J. Ross Living
Trust. Mr. Ross and his wife share investment control over the trust; they may revoke it or amend it at will; and they receive all income from the trust during the life of either of them.

(3)	Includes 134,387 shares owned by the Mark L. Peterson and Ryia Peterson
Living Trust and 8,318 owned by Ryia Peterson. Mr. Peterson and his wife share investment control over the trust; they may revoke it or amend it at will; and they receive all income from the trust during the life of either of them.

(4) Includes 130,852 shares owned jointly by Mr. Clarke with his wife. Also includes 2,080 shares owned by children residing with Mr. Clarke.

(5)	Includes 2,080 shares owned by the G. Akre Irrevocable Trust, over which
Mr. Akre's wife has investment control.

(6)	In determining the percentage of outstanding shares, all presently exercisable options owned by the shareholder or the group are treated as having been exercised.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	On May 8, 1987, the Monte Ross and Harriet Ross Living Trust (the "Ross Trust")
sold 93,582 shares of common stock to the Company for $100,000.  The Company paid for the shares by issuing to Monte Ross, the Company's President, a promissory note in the principal amount of $100,000.  The note bore interest at
8% per annum and was payable in five equal installments of $20,000 plus accrued interest, commencing January 1, 1990.  Mr. Ross had the option on each installment date to convert the annual installment and accrued interest into
31,588 shares.  He did not exercise that option on any of the five installment dates, nor did the Company make payments to him on the note.  On February 22,
1994, the Board of Directors offered payment of the total principal and accrued interest by issuing 157,941 shares of Common Stock.  Mr. Ross accepted the offer.  The Company has allocated these shares on its consolidated financial statements among the five years in which the options were exercisable.

	On September 17, 1994, the Board of Directors of the Company approved the sale of 150,000 shares of Common Stock to the Company's three officers/directors as follows:

	Monte Ross		          100,000 shares
	Mark L. Peterson	    		25,000 shares
	Ernest Clarke		       	25,000 shares

	The purchase price for the shares was $1.875 per share, which was paid by each officer/director in the form of a promissory note bearing interest at 6% per annum.  The principal amount of each note, plus accrued interest, is payable on
July 1, 1997.

	In August and September of 1994 nine employees of the Company, including all five of its officers, exercised incentive stock options and paid the purchase price of $1.20 per share by delivering to the Company promissory notes.  The promissory notes bear interest at 6% per year and are payable upon the earlier of the date on which the employee's employment by the Company is terminated or the date on which the employee sells the shares.  The number of shares so purchased and the principal amount of the notes given were as follows:

	Employee                       Shares	                 Note
	Monte Ross  		                 55,734	             	$  66,500
	Mark Peterson 	                13,725	             	$  16,750
	Ernest Clarke 		               13,725		             $  16,750
	Leonard Missler	               17,676 	             $  21,250
	Duane Crofts  	                 2,080              	$   2,500
	Other Employees 	               6,862              	$   8,250

 TOTAL                         109,802 	            	$ 132,000

	The Company has an agreement with Leonard Missler, its Vice President - Software Development, under which, through September 13, 2009, it pays Mr. Missler a 1% royalty on all net sales of ROAD WHIZ products and 1/2% on net sales of other products incorporating the ROAD WHIZ database. During the years ended December 31, 1996, 1995, and 1994, the Company paid royalties to Mr. Missler of $55,540, $66,477, and $56,235, respectively.

	Steven H. Akre, Esquire, a member of the Company's Board of Directors, has performed legal services as general counsel for the Company since its inception. During 1996, 1995 and 1994, Mr. Akre was paid $20,219, $21,453 and $24,423, respectively, for legal services.


Item 13. EXHIBITS, LIST, AND REPORTS

(a) Consolidated Financial Statements
   	List of Consolidated Financial Statements Under Item 7 of this
   	Report:

Report of Independent Auditors.

Consolidated Balance Sheets as of December 31, 1996 and 1995.

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1996.

Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 1996.

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1996.

Notes to Consolidated Financial Statements for the years ended  December 31,
1996.


FINANCIAL STATEMENT SCHEDULE

 (b)      EXHIBITS INDEX AND REPORTS ON FORM 8-K
          Regulation S-B

          Exhibit Number

3-a.     	Articles of Incorporation, and 1989 amendment. (1)

3-a.(1)  	Amendment to Articles of Incorporation dated March 4, 1991,
         	March 22, 1994, and November 18, 1994. (1)

3-a.(2)  	Certification of Correction of Articles of Incorporation. (1)

3-b.     	By-laws. (1)

4-a.     	Specimen of Common Stock Certificate. (1)

4-b.     	Form of Warrant Agreement. (1)

4-b.(1)  	Specimen of Class A Warrant. (1)

10-a.    	Lease dated May 23, 1990, as amended on November 31, 1993, for premises at 9375 Dielman Industrial Drive, St. Louis, Missouri.(1)

10-a.(1) 	Lease Addendum dated October 17, 1995, for premises at 9375 Dielman
          Industrial Drive, St. Louis, Missouri.(1)

10-b.    	1994 Stock Option Plan.(1)

10-c.    	Employment Agreement with Monte Ross.(1)

10-d.    	Employment Agreement with Mark L. Peterson.(1)

10-e.    	Employment Agreement with Ernest Clarke.(1)

10-f.    	Royalty Agreement dated September 14, 1989, between the Company and
          Leonard Missler.(1)

10-f.(1) 	Modification Agreement dated November 4, 1995, to Royalty Agreement
          dated September 14, 	1989, 	between the Company and Leonard Missler.
          (1)

10-g.    	Promissory Note and Security Agreement dated March 4, 1994, between the Company and The Boatman's National Bank of  St. Louis.(1)

10-h.    	Letter of Agreement dated March 16, 1992, between the Company and
          Trailer Life Enterprises.(1)

10-i.    	Agreements dated March 18, 1994, April 25, 1994, and May 23, 1994, among the Company, Howard Kenig, and POIS, Inc.(1)

10-j.    	Promissory Note and Security Agreement dated April 1, 1995, between
          the Company and the 	Boatmen's National Bank of St. Louis Missouri.
          (1)

10-k     	Licensing Agreement between Kiniticom, Inc., and the Company dated
          March 15, 1996 (3)

10-l     	Credit Agreement-Between Boatmen's National Bank of St. Louis and the
          Company, dated May 1, 	1996. (3)

10-m Call for Redemption of Class A Warrants on Form 8-K, dated August 6, 1996. (3)

10-n Letter of Agreement dated September 17, 1996 between the Company and TravRoute Software. (2)

11.      	Computation of per share earnings.(2)

12.      	Subsidiaries - POIS, Inc.


      (1) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (33-85218 C) and incorporated herein by reference.

      (2) Included herewith.

      (3) Previously filed.


(c)      	Reports on Form 8-K
	         None during the fourth quarter.


ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 1996 and 1995

                  Assets                          1996                   1995

Current assets:
Cash and cash equivalents                  $ 3,960,577             $   15,065
Marketable securities                                -                800,000
Trade accounts receivable, net of
  allowance for doubtful accounts of
  $16,644 and $15,000 at December 31,
  1996 and 1995, respectively                4,608,285              2,794,254
Costs and estimated earnings on
  long-term contracts                          438,670                612,317
Inventories                                  3,289,453              1,954,584
Deferred tax assets                             62,600                 49,515
Prepaid expenses and other current assets      641,376                122,852

Total current assets                        13,000,961              6,348,587

Property and equipment, net                    642,245                403,023
Deferred compensation trust                     91,689                 83,164
Other assets                                    43,968                 17,538

Total assets                               $13,778,863             $6,852,312


           Liabilities and Stockholders' Equity

Current liabilities:
Note payable to bank                                -                 448,000
Accounts payable                            1,374,346                 673,216
Accrued expenses and other liabilities        865,263                 588,732

Total current liabilities                   2,239,609               1,709,948

Deferred rent                                   8,708                   1,244
Deferred compensation liability                91,689                  83,164
Deferred tax liabilities                       23,330                  23,060

Total liabilities                           2,363,336               1,817,416

Commitments and contingencies
Minority interest                                   -                       -

Stockholders' equity:
Common stock, $.01 par value;
 10,000,000 shares authorized;
 3,403,493 and 2,351,171 shares
 issued and outstanding at December 31,
 1996 and 1995, respectively                   34,035                  23,512
Additional paid-in capital                  9,763,001               3,601,030
Retained earnings                           2,028,991               1,820,854
Notes receivable issued for purchase
 of common stock                             (410,500)               (410,500)

Total stockholders' equity                 11,415,527               5,034,896

Total liabilities and stockholders'
 equity                                   $13,778,863              $6,852,312

See accompanying notes to consolidated financial statements.


ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
Consolidated Statements of Operations
Years ended December 31, 1996, 1995, and 1994


                                   1996              1995              1994
Net sales:
 Consumer products          $ 8,282,436       $ 9,437,239       $ 6,064,331
 Contract                       810,484           675,465           333,883

Total net sales               9,092,920        10,112,704         6,398,214

Cost of sales:
 Consumer products            3,496,215         4,659,406         2,651,392
 Contract                       380,207           316,572           192,022

Total cost of sales           3,876,422         4,975,978         2,843,414

Gross profit                  5,216,498         5,136,726         3,554,800

Selling, general, and
 administrative expenses      4,023,027         2,480,576         1,918,948
Research and development
 expense                      1,001,646           556,213           290,996

Operating profit                191,825         2,099,937         1,344,856

Other income (expense):
 Interest expense                (3,428)          (13,743)          (14,302)
 Interest income                120,693           142,359            30,730
 Royalty income                     503               114                 -
 Loss on marketable securities        -              (104)          (17,537)
 Other, net                      (4,448)           (9,915)          (19,676)

Total other income
 (expense), net                 113,320           118,711           (20,785)

Income before income
 tax expense                    305,145         2,218,648         1,324,071

Income tax expense               97,008           836,746           367,158

Net income                   $  208,137       $ 1,381,902        $  956,913

Earnings per share:
 Primary                     $     0.08       $      0.52        $     0.50
 Fully diluted               $     0.08       $      0.49        $     0.50

See accompanying notes to consolidated financial statements.

ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31, 1996, 1995 and 1994



                                        1996            1995            1994
Cash flows from operating
 activities:
Net income                       $   208,137      $ 1,381,902     $  956,913
Adjustments to reconcile
 net income to net cash
 (used in) provided by
 operating activities:
Depreciation and amortization        101,060           62,841         42,231
Deferred income tax provision        (12,815)          14,545        (41,000)
Discount accretion                         -          (53,064)             -
Loss on marketable securities              -              104         17,537
Increase (decrease) in cash due
 to changes in operating assets
 and liabilities:
Trade accounts receivable, net    (1,814,031)      (1,741,044)      (509,152)
Costs and estimated earnings on
 long-term contracts                 173,647         (612,317)             -
Inventories                       (1,334,869)        (514,411)      (793,631)
Prepaid expenses and other
 current assets                     (518,524)         (91,843)       (15,322)
Other assets                         (26,430)          10,740        (20,524)
Accounts payable                     701,130         (156,631)       489,840
Accrued expenses and
 other liabilities                   276,531           32,829        408,332
Deferred rent                          7,464           (6,137)        (1,950)

Net cash (used in) provided
 by operating activities          (2,238,700)      (1,672,486)       533,274

Cash flows from investing activities:
Purchase of marketable securities          -       (2,498,189)      (100,000)
Sale of marketable securities        800,000        1,852,917        212,143
Capital expenditures                (340,282)        (274,809)      (114,889)

Net cash provided by (used in)
 investing activities                459,718         (920,081)        (2,746)

Cash flows from financing activities:
Proceeds from line of credit               -          765,500        350,000
(Repayments of) proceeds from
 bridge loan financing                     -         (135,000)       135,000
Principal payments on line
 of credit                          (448,000)        (317,500)      (350,000)
Proceeds from sale of stock        6,172,494                -        109,875
Repurchase of stock                        -          (12,500)             -
Net proceeds from initial
 public offering                           -        1,492,572              -
Decrease (increase) in deferred
 offering costs                            -          183,208       (183,208)
Proceeds from repayment of
 notes receivable to
 purchase common stock                     -            2,750              -
Increase in deferred
 compensation trust                   (8,525)         (28,997)       (12,387)
Increase in deferred
 compensation liability                8,525           21,049          3,645

Net cash provided by
 financing activities              5,724,494        1,971,082         52,925

Net increase (decrease) in
 cash and cash equivalents         3,945,512         (621,485)       583,453

Cash and cash equivalents at
 beginning of year                    15,065          636,550         53,097

Cash and cash equivalents at
 end of year                     $ 3,960,577       $   15,065    $   636,550

Supplemental disclosure of cash flow information:
Cash paid during the year
 for interest                    $     5,440       $   15,761    $    10,263
Cash paid during the year
 for taxes                           341,389          635,998        199,000

Supplemental disclosure of noncash financing activities:

Conversion of notes payable,
 including accrued interest,
 to stock                        $        -       $        -     $    21,600
Shares issued for investment
 in POIS, Inc.                            -                -          25,000
Notes receivable issued for
 purchase of common stock                 -                -        (413,250)
Change in unrealized loss
 on marketable securities                 -              104           6,725
Director's compensation                   -                -           4,250
Officer's stock bonus                     -                -          10,000
Warrant expense                           -                -          22,500

See accompanying notes to consolidated financial statements.

ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
Years ended December 31, 1996, 1995 and 1994

                                                         Notes
                                                      receivable
                            Unrealized                  issued
               Additional    loss on      Retained   for purchase       Total
      Common    paid-in     marketable    earnings    of common    stockholders'
      stock     capital     securities    (deficit)      stock          equity

Balance at December 31, 1993
  $   16,075   1,583,670     (6,829)      (517,961)           -      1,074,955
Note payable conversion
for 31,589 shares
         316      21,284          -              -            -         21,600
Director's compensation
of 3,535 shares
          35       4,215          -              -            -          4,250
Exercise of stock options
for 124,880 shares
       1,249     148,876          -              -     (132,000)        18,125
Sale of 33,274 shares of
common stock
         333      39,667          -              -            -         40,000
Officer's stock bonus of
8,318 shares
          83       9,917          -              -            -         10,000
Sale of 150,000 shares to
key executives
       1,500     279,750          -              -     (281,250)             -
Sale of Class A warrants in connection
with bridge loan financing
           -      37,500          -              -            -         37,500
Net income
           -           -          -        956,913            -        956,913
Decrease in unrealized loss on
marketable securities
           -           -      6,725              -            -          6,725
Balance at December 31, 1994
      19,591   2,124,879       (104)       438,952     (413,250)     2,170,068

Repurchase of 10,400 shares
of common stock
        (104)    (12,396)         -              -            -        (12,500)
Net proceeds of initial public offering
of 402,500 shares
       4,025   1,488,547          -              -            -      1,492,572
Net income
           -           -          -      1,381,902            -      1,381,902
Decrease in unrealized loss on
marketable securities
           -           -        104              -            -            104
Repayment of notes receivable
issued for purchase of common stock
           -           -          -              -        2,750          2,750

Balance at December 31, 1995
      23,512   3,601,030          -      1,820,854     (410,500)     5,034,896

Exercise of warrants for
1,051,987 shares options
      10,520   6,160,099          -              -            -      6,170,619
Exercise of stock options
for 300 shares
           3         872          -              -            -          1,875
Net income
           -           -          -        208,137            -        208,137

Balance at December 31, 1996
   $  34,035   9,763,001          -      2,028,991     (410,500)    11,415,527

See accompanying notes to consolidated financial statements.


                      Independent Auditors' Report


The Board of Directors and Stockholders
Ultradata Systems, Incorporated:


We have audited the accompanying consolidated balance sheets of Ultradata Systems, Incorporated and subsidiary (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for ou opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ultradata Systems, Incorporated and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.







March 7, 1997

(1) Summary of Significant Accounting Policies

   	(a)	Description of Business

	The principal business activity of Ultradata Systems, Incorporated (the Company) is the design, manufacture, and sale of hand-held electronic information products. In addition, the Company performs laser system development work and manufacturing under certain contracts with the United States government.

   	(b)	Basis of Presentation

	The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, POIS, Inc. (POIS).  As a result of operating losses incurred by POIS, the consolidated financial statements include 100% of the POIS accounts, as the minority interest does not currently have the ability to absorb these losses.  All significant intercompany balances and transactions have been eliminated in consolidation.

   	(c)	Use of Estimates

	Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

   	(d)	Cash and Cash Equivalents

	For financial statement presentation purposes, cash and cash equivalents include deposits with initial maturities of less than three months, including money market accounts with investments in marketable securities.

   	(e)	Marketable Securities

	Marketable securities represent investments in Federal Home Loan Bank discount notes at December 31, 1995.  The securities were available for sale and were carried at market value.  At December 31, 1995, the cost of the Federal Home
Loan Bank discount notes approximated market.  There were no marketable securities outstanding at December 31, 1996.

   	(f)	Accounting for Long-term Contracts

	Revenue under the Company's long-term contract is recognized on the percentage of completion method based upon incurred costs compared to total estimated costs under the contract.  Revisions to assumptions and estimates, primarily in contract value and estimated costs, used for recording sales and earnings are reflected in the accounting period in which the facts become known.

	Costs and estimated earnings on long-term contracts represent unbilled revenues, including accrued profits on long-term contracts accounted for under the percentage-of-completion method.

    	(g)	Inventories

	Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

    	(h)	Property and Equipment

	Property and equipment are stated at cost. Maintenance and repairs are expensed as incurred. Major improvements which materially extend useful lives are capitalized. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets, generally five years. Leasehold improvements are amortized over the shorter of the term of the related lease or its useful life.

    	(i)	Operating Lease

	Lease expense on the corporate facilities is recognized on a straight-line basis over the primary term of the lease. The lease provides for accelerating rent over the lease term. Accordingly, deferred rent has been recorded in the Company's consolidated balance sheet.

    	(j)	Deferred Compensation Trust

	Deferred compensation trust represents contributions made by the Company to a
Rabbi trust plus the related dividend and interest income earned on investments
(see note 7).  The amounts are restricted from use for operation purposes and investment decisions are made by the trust beneficiary.  The deferred compensation trust is recorded at its fair value.

    	(k)	Revenue Recognition

	Revenue is recognized upon shipment of consumer products. Revenue is recognized on the percentage-of-completion method for contracts. Cost of sales includes the material and other related costs.

   	(l)	Research and Development Expense

	Research and development costs related to product development and enhancement are expensed currently.

   	(m)	Royalty Expense

	Royalty expense is recognized on a pro rata basis as units are sold.

   	(n)	Income Taxes

	Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


   	(o)	Earnings Per Share

	For the third and fourth quarters of 1996 and the year ended December 31, 1996, earnings per common and common equivalent share are based on the weighted average number of common shares outstanding plus shares issuable upon the assumed exercise of dilutive common share options and warrants by using the treasury stock method.  For the first and second quarters of 1996 and in 1995, the modified treasury stock method was used in the calculation of earnings per common and common equivalent share.  For 1994, earnings per common and common equivalentshare are based on the average shares outstanding including the dilutive (or antidilutive) effect of all stock issued during 1994 for consideration below the initial public offering price.  For the years ended
December 31, 1996, 1995, and 1994, earnings per common and common equivalent share for fully diluted and primary earnings are computed using 2,773,245,
2,872,207, and 1,924,265 common and common share equivalents outstanding, respectively.

   	(p)	Fair Value of Financial Instruments

	The Company discloses estimated fair values for its financial instruments.  A financial instrument is defined as cash or a contract that imposes on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, and conveys to that second entity a contractual right to receive cash or another financial instrument from the first entity.

   	(q)	Stock-Based Compensation

	Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages, but does not require companies to record compensation costs for stock-based employee compensation at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

   	(r)	Reclassifications

	Certain 1995 and 1994 balances have been reclassified to conform with the 1996 presentation.


(2)	Advertising

	The Company expenses the production costs of advertising the first time advertising takes place, except for direct response advertising, which is capitalized and amortized over its expected period of future benefits.

	At December 31, 1996 and 1995, $510,521 and $19,517 of advertising was reported as assets.  Included in the 1996 assets is $437,333 which represents capitalized costs of direct-response advertising.  Direct-response advertising consists primarily of credit-card inserts that include order coupons for the Company's products.  The capitalized costs of the advertising are amortized on a declining basis over the five-month period following the mailings.  Advertising expense totaled $1,773,373, $942,402, and $778,750 for fiscal years 1996, 1995, and
1994, respectively.

(3)	Inventories

	Inventories at December 31, 1996 and 1995 consist of the following:

                                         		1996              	1995

	Raw materials                     	$	1,783,741        $	1,218,200
	Work in process	                      	130,876           	161,219
	Finished goods	                     	1,374,836           	575,165

 Total                             	$	3,289,453        $	1,954,584


(4)	Property and Equipment

	Property and equipment at December 31, 1996 and 1995 consist of the following:

                                          	1996              	1995

	Research and development equipment  	$	127,144         	$ 120,300
	Production equipment	                  	44,501            	41,534
	Tooling and test equipment	           	398,389           	186,414
	Office furniture and equipment	       	212,344           	140,214
	Sales displays	                        	59,548            	31,932
	Tooling in process	                    	57,569            	47,800
	Leasehold improvements	                	84,941            	75,960

		Subtotal                             	984,436           	644,154
	Less accumulated depreciation
	and amortization	                     	342,191           	241,131

 Total                              		$	642,245          $ 403,023

	Depreciation and amortization expense for the years ended December 31, 1996,
1995, and 1994 totaled $101,060, $62,841, and $42,231, respectively.

(5)	Leases

	The Company revised and expanded its corporate facilities lease as of November
1, 1995.  The lease is an operating lease which expires October 31, 2001.  The lease is cancelable after October 1998.  The Company pays monthly rent plus 31%
of all building expenses.  Rental expense totaled approximately $117,300,
$49,300, and $37,700 for the years ended December 31, 1996, 1995, and 1994, respectively.

	Future minimum lease payments and the related totals expensed for financial reporting under the operating lease consist of the following:

                                                            			Rent
	                                    	Cash               	expense to be
	                                   	payment               	recognized

	Year ending December 31:
	1997	                              $	92,056                $	99,520
	1998	                               	94,544                 	99,520
	1999	                              	106,984                 	99,520
	2000	                              	106,984                 	99,520
	2001                               		89,153                 	82,933

                                  	$	489,721               $	481,013

(6) Accrued Expenses and Other Liabilities

	Accrued expenses and other liabilities at December 31, 1996 and 1995 consist of the following:

                                                    		1996             	1995

	Accrued sales commissions and royalties         	$	95,119          $	95,049
	Accrued advertising	                             	433,811                	-
	Income taxes payable	                            	173,637          	405,203
	Other	                                           	162,696	           88,480

                                                	$	865,263         $	588,732
(7) Deferred Compensation

	Deferred compensation represents the market value of investments made by the
Company in conjunction with a deferred compensation arrangement with the
Company's President for services provided prior to 1991.  Five annual payments of $12,800 were paid through December 31, 1995 to a Rabbi trust for the benefit of the Company's President (see note 1).


(8)	Line of Credit

	On March 4, 1994, the Company entered into a revolving line of credit with a commercial bank which requires monthly interest payments at the prime rate
(8.25% and 8.5% at December 31, 1996 and 1995, respectively) on outstanding borrowings.  The line of credit totaled $2,500,000 and $1,000,000 at December
31, 1996 and 1995, respectively.  There were no outstanding borrowings at
December 31, 1996.  The outstanding borrowings at December 31, 1995 were
$448,000, and there were no outstanding borrowings at December 31, 1994.  The line of credit is unsecured and expires May 1, 1997.  Management anticipates renewing the line of credit prior to that time.


(9)	Initial Public Offering and Subsequent Warrant Conversion

	Effective on February 7, 1995, the Company completed an initial public offering of securities.  The proceeds, net of underwriting fees and offering expenses, from the aggregate sale of 402,500 shares of common stock and 402,500 redeemable
Class A warrants were $1,492,572.  Each Class A warrant permitted the holder to purchase one share of common stock for between $6.00 and $6.18 from January 31,
1996 through January 30, 1988.  An additional 600,000 Class A warrants were sold to the public by certain selling security holders at that time.

	During 1996, the Class A warrants were converted into 1,051,987 shares of common stock, including 1,022,887 shares which were converted in the fourth quarter as a result of the Company calling for the redemption of all of its outstanding warrants, including underwriters' warrants, at a redemption value of $0.05 per warrant. Net proceeds totaled $6,172,494 after deducting expenses totaling $135,603.


(10)	Notes Receivable Issued for Purchase of Common Stock

	Notes receivable issued for purchase of common stock represent unsecured advances made by the Company to various employees for stock options exercised. The notes bear interest at 6% per annum and are due, together with accrued interest, on demand on either the termination of employment or the sale of underlying stock, whichever comes first.

(11)	Income Taxes

	Income tax expense (benefit) for the years ended December 31, 1996, 1995, and
1994 consists of:

                                                     		1996
                                      	Current      	Deferred       	Total

            	Federal                 	$	90,784      $	(11,466)    $	79,318
            	State	                   		19,039        	(1,349)     	17,690

                                 				$	109,823      $	(12,815)    $	97,008

                                                     		1995
	                                      Current       Deferred       	Total

           	Federal                 	$	755,277	      $ 13,340	   $ 768,617
           	State	                    		66,924         	1,205      	68,129

                                  			$	822,201       $ 14,545    $	836,746

                                                      	1994
                                      	Current      	Deferred       	Total

           	Federal                 	$	373,658      $	(36,700)   $	336,958
           	State	                    		34,500        	(4,300)     	30,200

                                 				$	408,158      $	(41,000)   $	367,158

	Income tax expense for the years ended December 31, 1996, 1995, and 1994 differed from the amounts computed by applying the statutory U.S. federal corporate income tax rate of 34% to income before income tax expense as a result of the following:

                                           	1996      	  1995        	1994

	Expected income tax expense          	$	103,749    $	754,340    $	450,184
	Increase (decrease) in income
 taxes resulting from:
		Change in the beginning-of-year
  balance of the valuation
  allowance for deferred tax assets	          	-           	-     	(99,318)
		State income taxes, net of
  federal benefit	                       	11,675      	44,966      	19,932
		Nondeductible expenses for
  federal income tax purposes	           	15,100      	65,195           	-
		Research and experimental credits	    	(33,147)    	(27,755)          	-
		Other, net		                              (369)          	-      	(3,640)

                                    				$	97,008    $	836,746    $	367,158

	The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                                  	 	1996          	1995

	Deferred tax assets:
		Capital loss carryforwards	                     $	6,664        $ 6,664
		Accounts receivable, principally due to
			accrual for financial reporting purposes	      	16,450         	5,561
		Inventories, principally due to additional
			costs inventoried for tax purposes
			pursuant to the Tax Reform Act of 1986	        	31,316        	29,944
		Other                                           		8,170         	7,346

	Total deferred tax assets	                       	62,600        	49,515

	Deferred tax liabilities:
		Property, plant and equipment, principally
			due to differences in depreciation basis     		(23,330)      	(21,107)
		Other	                                               	-        	(1,953)

	Total deferred tax liabilities	                 	(23,330)      	(23,060)

	Net deferred tax assets                        	$	39,270       $	26,455

	Management of the Company believes the deferred tax assets will more likely than not be realized and, therefore, no valuation allowance has been recorded at December 31, 1996 and 1995.


(12)	Employee Benefit Plans

    	(a)	Simplified Employee Pension Plan

	The Company maintains a simplified employee pension plan covering all full-
time employees.  Subject to approval by the Board of Directors, the Company matches employee contributions up to 3% of the compensation paid to participating employees, as defined by the plan.  Employees may contribute up to
12% of their compensation.  Expense attributable to Company contributions totaled $27,546, $17,848, and $13,513, during the years ended December 31, 1996,
1995, and 1994, respectively.

    (b)	Incentive Stock Option Plans

	At December 31, 1996, the Company has two fixed stock option plans, which are described below.  The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans.  Accordingly, no compensation cost has been recognized for its fixed stock option plans.  Had compensation cost for the Company's two fixed stock option plans been determined consistent with
SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                     	   		1996                     	1995

	Net income      	As reported        	$ 208,137              	$ 1,381,902
	                	Pro forma	          $ 109,993              	$ 1,179,853

	Primary earnings	As reported	            $0.08	                    $0.52
  per share      	Pro forma	              $0.04	                    $0.45

	Fully diluted
  earnings	       As reported            	$0.08	                    $0.49
	 per share	      Pro forma	              $0.04	                    $0.42


	Under the 1994 Incentive Stock Option Plan, the Company may grant incentive stock options to its employees, officers, directors, and consultants of the
Company to purchase up to 175,000 shares of common stock.  Under the 1996
Incentive Stock Option Plan the Company may grant incentive stock options to its employees, officers, directors, and consultants of the Company to purchase up to 175,000 shares of common stock.  Under both plans, the exercise price of each option equals the market price of the Company's stock on the date of the grant, the options maximum term is five years.  Options are granted at various times and are exercisable immediately.

	The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively;  dividend yield of zero for both years; expected volatility of 58.6% and 47.3%; risk-free interest rates of 6.42% and 6.00%; expected lives of five years for both plans.


	A summary of the status of the Company's two fixed stock option plans as of
December 31, 1996 and 1995 and changes during the years then ended is presented below:


                                   		1996	                      1995

                                       			Weighted	                 	Weighted
		                                        	average	                  	average
	                                       		exercise                 		exercise
	Fixed options           	     Shares	       price	       Shares       	price

	Outstanding at beginning
 of year                     	162,492	       $5.91            	-           	-
	Granted	                      51,500       	$7.39      	162,992       	$5.91
	Exercised	                      (300)	      $6.25            	-           	-
	Forfeited	                         -           	-	         (500)      	$5.00
	Outstanding at end
 of year	                     213,692       	$6.27	      162,492	       $5.91

	Options exercisable
 at year end                 	213,692                  		162,492

	Weighted average fair value of
	options granted to employees
	during the year	               $3.88		                    $2.91

	The following table summarizes information about fixed stock options outstanding at December 31, 1996:


                                	Options outstanding and exercisable

                         		Number       	Weighted average
	Range of              outstanding at      	remaining       	Weighted average
	exercise prices    	December 31, 1996  	contractual life     	exercise price

 $5.00 - $5.99            	69,000	           3.2 years 	            $5.35
 $6.00 - $6.99	            93,192           	3.8 years	             $6.31
 $7.00 - $7.99          	  51,500	           4.8 years	             $7.39
 $5.00 - $7.99           	213,692           	3.9 years             	$6.27


(13)	Commitments and Contingencies

	On September 14, 1989, the Company entered a royalty agreement relating to its
Road Whiz product.  After 20,000 Road Whiz units are sold, the agreement provides for a 1% royalty payment on net sales of the Road Whiz product and 1/2%
on the Company's other products which incorporate the Road Whiz database.
Royalty payments are made quarterly until September 13, 2009.  During the years ended December 31, 1996, 1995, and 1994, royalty expense totaled $55,540,
$66,477, and $56,235, respectively.

	On March 16, 1992, the Company entered into a royalty agreement for the use of a database for its RV Navigator product.  The agreement provides for an initial payment of $10,000, representing the royalty payment for the first 5,000 RV
Navigator units sold.  After 5,000 units are sold, the royalty fee will be $1 per unit sold.  The agreement, which is cancelable with 12 months' written notice by either party, is valid until the earlier of March 15, 1997 or the sale of 20,000 RV Navigator units is achieved.  Management intends to renew the agreement during 1997.  The Company is amortizing the initial payment using the straight-line method over the 5,000 units sold, not to exceed five years.
During the years ended December 31, 1996, 1995, and 1994, royalty expense totaling $2,508, $6,108, and $3,476, respectively, was recognized.

	On October 17, 1994, the Company entered into a royalty agreement for the use of a database for its Greensfinder product.  The agreement provides for an initial payment of $24,000, representing the royalty payment for the first 6,000
Greensfinder units sold.  After 6,000 units are sold, the royalty fee will be
10% of the net sales price as defined in the agreement.  In addition, the
Company will pay a royalty fee of 20% of the net sales price as defined in the agreement for Greensfinder upgrades.  The agreement is valid for five years. The
Company is amortizing the initial payment on a pro rata basis over 60,000 units sold, not to exceed five years.  During the years ended December 31, 1996, 1995 and 1994, royalty expense totaling $9,317, $16,352 and $3,388, respectively, was recognized.

	On September 1, 1994, the Company entered into employment agreements with its
President and two of its key officers.  The agreements provide for salaries for
1994 ranging from $68,920 to $100,000, which are to be adjusted annually by the
Board of Directors.  Salaries for 1995 range from $74,110 to $105,000.  Salaries for 1996 range from $78,040 to $114,404.  If the majority of the Board of
Directors cannot agree as to the level of salary adjustment, the salary will increase by 10% (5% for the President).  The agreements restrict each officer from competing with the Company for one year after employment termination, unless the officer establishes that the employment by a competitor will not involve the use of any information which is confidential to the Company.  The agreements terminate on the earlier of October 31, 1997 or employment termination.

(14)	Related-Party Transactions

	On May 23, 1994, the POIS joint venture agreement was modified, resulting in an 81% ownership for the Company.  In connection with the agreement, the Company issued 20,796 shares of its common stock to Howard Kenig, its joint venture partner.  The agreement between the Company and Mr. Kenig provides that if net sales of POIS exceed $5 million in any single fiscal year after 1996, Mr. Kenig has a right to return the 20,796 of the Company's shares in exchange for an additional 13.4% interest in POIS, thereby increasing the minority interest to
33% and reducing the Company's 67%.  If the net sales of POIS exceeds
$10 million in any fiscal year after 1996, Mr. Kenig need only return 14,557 of the Company's shares to obtain the 13.4% increase in POIS's ownership.  In addition to his salary, Mr. Kenig will receive a commission from POIS equal to
5% of the first $1 million of POIS's net sales, 2% of its next $9 million of net sales, and 4% of its net earnings in excess of $250,000.  Commissions of
$14,073 were paid to Mr. Kenig during 1996.  No commisssions were paid to Mr.
Kenig during 1995 or 1994.

(15)	Significant Customer

	For the year ended December 31, 1996, the Company relied on one customer for approximately 21% of consumer product sales.  Accounts receivable from that customer totaled $1,657,571 at December 31, 1996.

	For the year ended December 31, 1995, the Company relied on a different customer for approximately 47% of consumer product sales. Accounts receivable from that customer totaled $2,007,388 at December 31, 1995.


(16)	Disclosure About the Fair Value of Financial Instruments

	For cash and cash equivalents, marketable securities, trade accounts receivable, costs and estimated earnings on long-term contracts, prepaid expenses and other current assets, accounts payable, and accrued expenses and other liabilities, the carrying amount approximates fair value because of the short-term maturity of these instruments.

	Notes payable and long-term obligations carry variable interest rates and the respective carrying amounts approximate fair value.


(17)	Subsequent Event

	In February 1997, the Company received two additional delivery orders related to a project with the U.S. government totaling $337,888.


 (18)	Quarterly Financial Information (Unaudited)

                             	First     	Second     	Third     	Fourth
	                           quarter    	quarter   	quarter    	quarter

(Dollars in thousands, except per share amount)
     	1996:
	      	Net sales	            $	859     $	1,747    $	1,451     $	5,036
		      Gross profit          		470        	946       	784      	3,016
      		Net income (loss)	    	(294)       	(73)     	(118)       	693

        Earnings (loss) per
        share primary and
        fully diluted	        	(.09)      	(.03)     	(.04)       	.20

     	1995:
      		Net sales           $	2,293     $	1,190     $	1,924    $	4,706
		      Gross profit        		1,166        	623	      1,016     	2,332
	      	Net income (loss)	     	360        	(20)       	272	       770

        Earnings (loss) per
        share:
		       	Primary	             	.14       	(.01)       	.10       	.27
			       Fully diluted       		.14	       (.01)       	.10	       .26



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultradata Systems, Incorporated
		By:


		/s/ Monte Ross
__________________________________________Monte Ross, President, Chief
		Executive Officer and Chairman
		of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

March 24, 1997

      	/s/ Monte Ross
________________________________________   Monte Ross, President, Chief
                                         		Executive Officer and Chairman
	                                         	of the Board

March 24, 1997

		/s/ Mark L. Peterson
________________________________________   Mark L. Peterson, Vice President
		                                         of Engineering, Secretary and
                                           Director

March 24, 1997
		/s/Ernest Clarke
________________________________________   Ernest Clarke, Vice President of
                                           Government Programs, Director


March 24, 1997
		/s/ Steven H. Akre
________________________________________   Steven H. Akre, Director


March 24, 1997
		/s/ Bruce L. Miller
________________________________________   Bruce L. Miller, Director


March 24, 1997
		/s/ John J. Clancy
________________________________________   John J. Clancy, Director