Form 10QSB
period 1997-03-31
ULTRADATA SYSTEMS INC
filed 1997-05-15
CIK 931947

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

(MARK ONE)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 -
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

Class                                Outstanding as of  April 30, 1997
Common, $.01 par value                             3,403,493

Transitional Small Business Disclosure Format    Yes_____    No  X







                                                                File Number
                                                                0-25380

                         ULTRADATA SYSTEMS, INCORPORATED
                                  FORM 10-QSB
                                March 31, 1997
                                     INDEX

PART 1 - FINANCIAL INFORMATION						                                     PAGE

     Item 1.  Financial Statements

             Consolidated Balance Sheets at
               March 31, 1997 and December 31, 1996                       	3.

             Consolidated Statements of Operations
               for the three months ended March 31, 1997 and 1996         	4.

             Consolidated Statements of Cash Flows
               for the three months ended March 31, 1997 and 1996         	5.

             Notes to Consolidated Financial Statements                   	6.

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        	7.

PART 11 - OTHER INFORMATION                                              	10.

Signatures                                                               	10.



Item 1.  Financial Statements

                   ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
                          Consolidated Balance Sheets

	                                              March 31,          December 31,
	                                                	1997                	199
                                             	(unaudited)
       Assets
Current assets:
	Cash and cash equivalents	                 $4,808,375            	$	3,960,577
	Trade accounts receivable, net
    of allowance for	doubtful accounts
    of $8,892 and $16,644 at	March 31,
    1997 and December 31, 1996, respectively 3,344,189              	4,608,285
	Costs and estimated earnings on
    long-term contracts                        	213,540               	438,670
	Inventories                                 	3,194,394             	3,289,453
	Deferred tax assets                            	62,600                	62,600
	Prepaid expenses and other current assets	    	541,091	              	641,376

	Total current assets                     	 	12,164,189	           	13,000,961
Property and equipment, net                    	658,093	               642,245
Deferred compensation trust                     	91,689                	91,689
Capitalized software development cost           	48,368                     	-
Other assets	                                    55,543	               	43,968

	Total assets                             	$	13,017,882          	$	13,778,863

      	Liabilities and Stockholders' Equity

Current liabilities:
	Accounts payable                          $   	668,154           $ 	1,374,346
	Accrued expenses and other liabilities		       794,165               	865,263

	   Total current liabilities                	1,462,319              2,239,609
Deferred rent, less current portion                  	-                 	8,708
Deferred compensation liability                 	91,689                	91,689
Deferred tax liabilities	                       	23,330	               	23,330

	Total liabilities	                          	1,577,338             	2,363,336

Stockholders' equity:
	Common stock, $.01 par value; 10,000,000
    shares	authorized; 3,403,493 shares
   	issued and outstanding at March 31,
    1997	and December 31, 1996                  	34,035          	 	    34,035
	Additional paid-in capital                  	9,763,001             	9,763,001
	Retained earnings                           	2,054,008	             2,028,991
	Notes receivable issued for purchase
    of common stock	                          	(410,500)            		(410,500)

	Total stockholders' equity	                	11,440,544		           11,415,527
	Total liabilities and stockholders'
	equity	                                   $	13,017,882          	$	13,778,863

See accompanying notes to consolidated financial statements.

                     ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                		Three Months Ended March 31,
		                                               	1997 	                  1996
	                                                         	(unaudited)

Net sales
	Consumer products		                       $ 2,846,839             $  	502,306
	Contract           		                        		82,371	               	356,356
Total net sales	                           		2,929,210                	858,662

Cost of sales
	Consumer products	                        		1,096,608                	237,073
	Contracts					                                	47,381               		152,042
Total cost of sales			                       1,143,989	                389,115

Gross profit		                              	1,785,221	                469,547

Selling, general &  administrative
	expenses		                                 	1,540,576                	761,570
Research & development
	expenses				                                		268,368                	206,040

Operating loss          		                    	(23,723)              	(498,063)

Other income (expense)
	Interest expense		                               	(53)                	(1,418)
	Interest income	                             		49,376	                 25,023
	Other, net					                                 	(583)                  		587

Total other income				                        		48,740		                24,192
Income (loss) before income
	tax benefit                                   	25,017               	(473,871)
Income tax benefit                            	      -              		(180,071)

Net income (loss)                    						$   	25,017	            $  (293,800)

Earnings (loss) per common and
	common equivalent share                       		$0.01                 	$(0.09)


Weighted average common and
	common equivalent shares
	outstanding			                              3,428,340              	2,377,706


See Accompanying Notes to Consolidated Financial Statements.

               ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 	Three Months ended March 31,
	                                                	1997                   	1996
                                                         	(unaudited)
Cash flows from operating activities.
	Net (loss) income                         	$  	25,017            	$ 	(293,800)
	Adjustments to reconcile net income
  (loss) to net cash provided by
  operations:
	Depreciation                                  	33,747                 	16,250

 Increase (decrease) in cash due to changes in operating assets and liabilities:

 Trade accounts receivable, net             	1,264,096              	2,564,418
 Costs and estimated earnings on
  long term contracts                          225,130                (356,356)
 Inventories                                    95,059                (319,814)
	Deferred offering costs                            	-                	(31,897)
	Prepaid expenses and other current assets    	100,285                  	4,683
	Accounts payable                            	(706,192)              	(144,956)
	Accrued expenses	and other liabilities	       (71,098)              	(523,394)
	Deferred rent	                                 (8,708)                 	1,866

	Net cash provided by operating activities    	957,336                	917,000

Cash flows from investing activities:
	Capital expenditures                         	(49,595)               	(48,796)
	Sale of marketable securities                      	-                	800,000
	Decrease in other assets	                     (11,575)                		3,954
	Capitalization of software
	 development cost                           		(48,368)                    		-

	Net cash (used in) provided by
  investing activities	                      	(109,538)               	755,158

Cash flows from financing activities:
	Repayment on line of credit          	              -               	(448,000)
	Proceeds from sale of stock				                     -                 149,250

	Net cash used in financing activities	             	-	              	(298,750)

Net increase in cash and cash equivalents   	$	847,798            	$	1,373,408

Cash and cash equivalents at beginning
 of period	                                $	3,960,577	            $   	15,065
Cash and cash equivalents at end
 of period                                	$	4,808,375            	$	1,388,473

Supplemental disclosures of cash flow information:
	Cash paid during the period for interest	 $       	97            	$    	3,499
	Cash paid during the period for taxes    	$	   31,509            	$  	325,000

See Accompanying Notes to Consolidated Financial Statements.

                  ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying consolidated interim financial statements included herein have been prepared by Ultradata Systems, Incorporated (the "Company"), without audit, except for the consolidated balance sheet at December 31, 1996, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

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

In the opinion of management, the information furnished for the quarter ended March 31, 1997 and 1996, respectively, includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1997. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-25380).

NOTE 2 - EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
For the quarter ended March 31, 1997, the earnings per common share and common equivalent share are based on the weighted average number of common shares outstanding plus shares issuable upon the assumed exercise of dilutive common share options by using the treasury stock method. For the quarter ended March 31, 1996, the modified treasury stock method was used in the calculation of earnings per common and common equivalent share. For the quarter ended March 31, 1997, the earnings per common share is computed using 3,428,340 common shares outstanding. For the quarter ended March 31, 1996, the loss per common and common equivalent share was computed using 2,377,706 common and common equivalent shares outstanding.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share" (EPS). SFAS No. 128 establishes standards for computing and presenting EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of fully diluted EPS computations. SFAS No. 128 is effective for the financial statements for both interim and annual periods after December 15, 1997 and early application is not permitted. The Company believes the adoption of this accounting standard will not have a material impact on EPS.

NOTE 3 - INCENTIVE STOCK OPTION PLAN
As of March 31, 1997, the company's outstanding stock options totaled 213,692 shares. These options have been issued to key employees, officers, directors and consultants of the Company. The Company is authorized to issue 350,000 shares of incentive stock options or non-qualified stock options.

NOTE 4 - ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued  expenses and other liabilities include the following:

                                                 March 31,      December 31,
                                                    1997            1996

      Income tax payable                          $ 82,068        $173,637
      Sales tax payable                                655          32,138
      Commissions payable                          491,596          74,022
      Royalties payable                             55,850          21,097
      Other expenses payable                       163,996         564,369

         Total                                    $794,165        $865,263

NOTE 5 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS
Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". Under the standard, capitalization of software development costs begins upon establishment of technological feasibility, subject to net realizable value considerations.

Capitalized costs consist of those costs associated with the development of the initial product. This product is in the coding and testing stage; therefore there is no amortization to date.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying consolidated financial statements, including the notes thereto.

RESULTS OF OPERATIONS
Net sales for the quarter ended March 31, 1997 were $2,929,210, compared to $858,662 for the quarter ended March 31, 1996, representing a 241% increase from quarter to quarter. The following shows a breakdown of these sales.

                               	Three Months Ended           INCREASE
	                                    March 31,              (DECREASE)
Sales                          	1997         	1996

Consumer products       	$	2,846,839  	$   502,306	             467%
Contract                     	82,371     		356,356            	( 77%)
    	TOTAL:             	$	2,929,210  	$  	858,662            	 241%

Consumer Products revenue for the quarter ended March 31, 1997 increased by $2,344,533 which represents a 467% increase from the quarter ended March 31, 1996. The increase in revenue is largely attributed to shipments of custom unit orders totaling approximately $1.8 million that shipped from December 31, 1996 backlog. At March 31, 1997 the backlog totaled approximately $6.4 million and includes orders from The QVC Network, Sears Department Stores, and two orders for customized products.

Contract revenues for the quarter were down $273,985 from the quarter ended March 31, 1996. The lower contract revenues for the quarter reflect the near completion of the original contract which represented a $1.7 million production contract for laser pointing and tracking systems (PATS). Revenues for this contract are recorded on a percentage of completion method pursuant to the terms of the contract. During the first quarter, the Company's single contract customer exercised an override clause in the original contract by ordering two additional delivery orders valued at $337,888. There were no revenue or costs recognized during the quarter for these additional orders.

Gross profit for the current quarter for the consumer product group totaled $1,750,231 or 61% of consumer product sales as compared to $265,233 or 53% for the quarter ended March 31, 1996. The increased margins and gross profit percentages are primarily due to the larger sales volume and higher average prices realized for custom products. The increased margins on custom products were somewhat offset by additional sales commissions paid to sales agents and other marketers utilized by the Company. Continuing initiatives to reduce manufacturing cost via offshore contract manufacturing and the higher margins of custom products have also contributed to improved margins between the two quarters.

Selling, general and administrative (SG&A) expenses for the quarter totaled $1,540,576 as compared to $761,570 for the same quarter last year, representing a 102% increase. SG&A expenses were increased for the quarter as a result of continuing expansion initiatives taken by management. Increased advertising and marketing expenses were incurred to expand the distribution channels. Advertising and marketing expenditures increased by $169,637 over the prior year's quarter and totaled $420,859 for the quarter ended March 31, 1997.
The increase in advertising expense resulted from an aggressive program undertaken by the Company during the second half of the fiscal year 1996, which continued into fiscal 1997. The Company developed this program in conjunction with Roy Thomas, Inc., a marketing and promotion firm with a national distribution network. Roy Thomas, Inc. accounted for approximately $1.7 million in sales last year, and became the Company's largest customer during fiscal 1996. Commission expenses totaled $502,950 for the quarter ended March 31, 1997 as compared to $41,699 one year ago. As previously mentioned, the commission rate on the custom orders represent both a higher rate and a multilevel sales effort. Additional staffing has also increased SG&A expenses in a number of key areas, including data research, finance, and marketing.

Research and development (R&D)expense increased $62,328, or 30%, to $268,368 during the quarter ended March 31, 1997 as compared to the same quarter last year. The Company's research and development efforts have resulted in five new products to be released during the second quarter. Three of these products, the SEARS PATHFINDER (a custom unit for SEARS) and two non-travel products (HOME & GARDEN and the GARDEN GURU) were released during April, 1997. In addition, the ROAD WHIZ EXPRESS (a custom unit for The QVC Network) is scheduled to be shipped in June, 1997. POIS, Inc., will introduce a new handheld Model 197 in early May. With completion of all five products, the Company's standard product line will expand from seven (7) to to twelve (12) different travel computers and non-travel products. Further, research and development activity continued towards completion of (1) TRIPLINK, the PC-download to a handheld system, and
(2) the POIS/498 Power Navigation System with GPS. Both of these projects are complex and have required significant R&D expenditures but represent potential mass market opportunities at higher average sales prices per unit. This new generation of advanced higher end products, once completed, should significantly expand market opportunities for the coming years. TRIPLINK is expected to be completed in the next few months and POIS/498 later this year. The POIS/498 with GPS is expected to retail at approximately $600, below existing Auto Navigation systems and with more capability and user freindly attributes. The TRIPLINK configuration will also be employed in a joint product development venture, announced on April 3, 1997 with American Clearing House, a privately-owned leader in database marketing and home delivery systems. Under the terms of the joint venture, both companies will develop and American Clearinghouse will market a handheld unit to facilitate more efficient home delivery services for markets such as fast-food and floral deliveries.

Interest income for the quarter ended March 31, 1997 totaled $49,376, as compared to $25,023 for the quarter ended March 31, 1996. The increase in interest income is attributable to larger investable balances of cash as compared to the comparable period last year. The higher investable balances are primarily the result of the sale of additional shares of common stock upon exercise of the publicly-held warrants during the second half of the year, which added approximately $6.2 million in additional cash.

As a result of the foregoing, the Company had net income of $25,017, or $0.01 per share for the quarter ended March 31, 1997 versus a net loss of $293,800, or $0.09 per share for the quarter ended March 31, 1996.

FINANCIAL CONDITION AND LIQUIDITY
The Company has funded its recent operations primarily through the sale of Common Stock in an initial public offering, and more recently, from the exercise of warrants for common stock, and from cash generated by operations. At March 31, 1997, the Company had $4,808,375 in cash and cash equivalents compared to $3,960,577 at March 31, 1996. The Company's operating activities provided $957,336 for the quarter ended March 31, 1997 as compared to $917,000 provided for the quarter ended March 31, 1996. Net cash used in investing activities totaled $109,538. Capital expenditures totaled $49,595 which included primarily purchases of office equipment, and additional production and tooling equipment.

Working capital decreased slightly from $10,761,352 at December 31, 1996 to $10,701,870 at March 31, 1997. The Company's current ratio at March 31, 1997 was 8.3 to 1 as compared to 5.8 to 1 at December 31, 1996.

Inventories decreased slightly from $3,289,453 from the December 31, 1996 level to $3,194,394 as of March 31, 1997. Inventories did not follow the traditional seasonal pattern of large reductions following fulfillment of peak holiday demands. This was the result of a major build program to fill a custom order valued at $4.0 million. This order was received by the Company in October, 1996, at which time the Company began to order components and build in-process inventory. Subsequently, shipments totaling $1.8 million were completed during the current quarter, with remaining inventories of component parts and assemblies on hand sufficient to complete second quarter requirements.
Accounts receivable decreased $1,264,096 from $4,600,285 at December 31, 1996 to $3,344,189 at March 31, 1997. Accounts receivable generally decrease as higher fourth quarter product sales are collected during the first quarter of the next year.

The Company has extended its unsecured line of credit with its lender at $2.0 million plus a $500,000 facility for letters of credit, bringing the total credit facility to $2.5 million. The current line of credit will expire April 30, 1998. As of March 31, 1997 there were no borrowings outstanding.

The Company believes that the liquidity provided by its existing cash and cash equivalents, available lines of credit, and the cash generated from operations will be sufficient to meet the Company's operating and capital requirements for the next twelve months. Additional capital expenditures are expected to occur for tooling and production equipment in conjunction with new product development for the next twelve months.

SAFE HARBOR STATEMENT
This management discussion contains forward-looking statements that involve risk and uncertainties, including timely development, acceptance and pricing of new products, the impact of competitive products and pricing, general economic conditions as they affect the Company's customers, as well as other risks detailed from time to time in the Company's SEC reports, including the annual report on Form 10KSB for the year ended December 31, 1996.


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

May 14, 1997                                   /s/   Monte Ross
                                              	Monte Ross, President and CEO
                                              	(Duly authorized officer and
                                               principal	financial officer)