Form 10QSB
period 1997-06-30
ULTRADATA SYSTEMS INC
filed 1997-08-14
CIK 931947

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-QSB

(MARK ONE)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED June 30, 1997

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
Yes    X               No_____

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class                                Outstanding as of  July 31, 1997
Common, $.01 par value                             3,396,493

Transitional Small Business Disclosure Format    Yes_____    No   X

                                          									         File Number
									                                                     0-25380

                        ULTRADATA SYSTEMS, INCORPORATED
                                  FORM 10-QSB
                                 June 30, 1997
                                     INDEX

PART 1 - FINANCIAL INFORMATION				                             		   PAGE

     Item 1.  Financial Statements

             Consolidated Balance Sheets at
               June 30, 1997 and December 31, 1996              	    3.

             Consolidated Statements of Income
               for the quarters and six months
               ended June 30, 1997 and 1996                          4.

             Consolidated Statements of Cash Flows
               for the six months ended June 30, 1997 and 1996       5.

             Notes to Consolidated Financial Statements              6.

     Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations             7.

PART 11 - OTHER INFORMATION                                         11.

          Signatures                                                11.

Item 1.  Financial Statements

                    ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
                            Consolidated Balance Sheets


                                                   	June 30,       	December 31,
                                                     	1997             	1996
                                                  	(unaudited)
	                                Assets

Current assets:
	Cash and cash equivalents                       	$ 5,984,994  	 	 $ 3,960,577
	Trade accounts receivable, net of allowance for
		doubtful accounts of $17,141 and $16,644 at
		June 30, 1997 and December 31, 1996
  respectively                                      1,846,097       	4,608,285
	Costs and estimated earnings on long-
  term contracts                                      407,892          438,670
	Inventories                                       	3,037,585       	3,289,453
	Deferred tax assets                                  	62,600          	62,600
	Prepaid expenses and other current assets 	         	542,281        		641,376

			Total current assets                            11,881,449       13,000,961

Property and equipment, net                          	743,294         	642,245
Deferred compensation trust                           	91,689          	91,689
Capitalized software development                      133,100                -
Other assets                                         		52,543          	43,968

			Total assets                                  	$12,902,075     	$13,778,863

                   			Liabilities and Stockholders' Equity

Current liabilities:
	Accounts payable                                 $  	448,259      $ 1,374,346
	Accrued expenses and other liabilities              	619,991        		865,263

			Total current liabilities                        1,068,250        2,239,609

Deferred rent, less current portion                    12,440           	8,708
Deferred compensation liability                       	91,689          	91,689
Deferred tax liabilities	                             	23,330          	23,330

			Total liabilities	                             $ 1,195,709      $	2,363,336

Stockholders' equity:
	Common stock, $.01 par value; 10,000,000 shares
		authorized; 3,403,493 shares	issued and
  outstanding at June 30, 1997
		and December 31, 1996, respectively.           	$   	34,035     	$   	34,035
	Additional paid-in capital                        	9,763,001        9,763,001
	Retained earnings                                 	2,319,830       	2,028,991
	Notes receivable issued for purchase of common
		stock	                                           		(410,500)	      	(410,500)

			Total stockholders' equity                     	11,706,366       11,415,527

			Total liabilities and stockholders'
			equity                                        	$12,902,075      $13,778,863


See accompanying notes to consolidated financial statements.

                  ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                             Quarter ended June 30   	Six months ended June 30
                                 1997         1996         	1997         	1996
	                                   (Unaudited)                 (Unaudited)
Net sales
	Consumer products         $3,626,742   $1,501,622    $6,473,581   	$2,003,928
 Contract revenues	           194,352      245,442       276,723      	601,798
Total net sales             3,821,094    1,747,064     6,750,304     2,605,726

Cost of sales
	Consumer products          1,512,482      712,260     2,609,091      	949,333
	Contracts	                    86,204       88,380       133,585       240,422
Total cost of sales         1,598,686      800,640     2,742,676     1,189,755

Gross profit                2,222,408      946,424     4,007,628     1,415,971

Selling, general &
 administrative	expenses    1,621,225      856,151     3,161,901     1,617,722
Research & development
	expenses	                    240,448      282,781       508,816       488,820

Operating income (loss)       360,735     (192,508)      336,911      (690,571)

Other income (expense)
Interest expense	                 (51)     (1,045)          (104)       (2,463)
Interest income                61,373      17,742        110,751        42,765
Other, net	                       219      (4,122)          (265)       (3,535)

Total other income	            61,541      12,575        110,382        36,767
Income (loss) before
 income tax expense
 (benefit)                    422,276    (179,933)       447,293      (653,804)
Income tax expense
 (benefit)                    156,454    (106,528)	      156,454      (286,599)

Net income (loss)          $  265,822  $  (73,405)    $  290,839    $ (367,205)
Earnings (loss) per common
	and common equivalent share
		primary		                     $0.08      ($0.03)         $0.09        ($0.15)
		fully Diluted                 $0.08      ($0.03)         $0.09        ($0.15)

Weighted average common and
	common equivalent shares
	outstanding		              3,403,493   2,380,229(1) 	 3,416,414 	  2,370,651(1)

(1) For the quarters ended June 30, 1996 and the six months ended June 30, 1996, the inclusion of the common share options and warrants were antidilutive and were excluded from the computation.


See Accompanying Notes to Consolidated Financial Statements.

                ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              	Six Month Period ended June 30,
	                                                   1997              	1996
                                                         	(unaudited)
Cash flows from operating activities.
	Net income (loss)                            $ 	 290,839         $   (367,205)
		Adjustments to reconcile net income (loss)
   to net	cash provided by operations:
				Depreciation                                  	89,823              	32,500
				Decrease in accounts receivable, net       	2,762,188            2,017,521
				Decrease (increase) in inventories           	251,868            	(177,744)
			 Increase in deferred offering costs                 -             	(39,621)
    Decrease (increase) in prepaid expenses
     and other current assets                      99,095             (115,352)
    Decrease (increase) in costs and estimated
     earnings on long-term contracts               30,778             (388,681)
    Decrease in accounts payable                	(926,088)           	(232,812)
				Decrease in accrued expenses
					and other liabilities                      	(245,272)            (628,877)
				Increase in deferred rent                      	3,732                3,732
    (Increase) decrease in other assets            (8,575)               6,679

	Net cash provided by
    operating activities                        2,348,388             	110,140

Cash flows from investing activities:
				Capital expenditures                         (190,870)            (148,126)
				Sale of marketable securities                       -              800,000
				Capitalized software development             (133,101)                   -

Net cash (used in) provided by investing
  activities                                     (323,971)             651,874

Cash flows from financing activities:
				Repayment borrowing on line of credit               -            	(448,000)
				Proceeds from sale of stock                         -             	253,245
				Net cash (used in) financing
    activities	                                         -            	(194,755)
Net increase in cash and cash equivalents     $ 2,024,417          $   567,259

Cash and cash equivalents at beginning of
  period	                                     $ 3,960,577          $   	15,065
Cash and cash equivalents at end of period    $	5,984,994         	$   582,324

Supplemental disclosurs of cash flow information:
   Cash paid during the period for interest   $       171           $    4,230
   Cash paid during the period for taxes          275,569            		359,000

See Accompanying Notes to Consolidated Financial Statements.

                ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1997

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying consolidated interim financial statements included herein have been prepared by Ultradata Systems, Incorporated (the "Company"), without audit, except for the consolidated balance sheet at December 31, 1996, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements include the accounts of Ultradata Systems, Incorporated and its majority-owned subsidiary, POIS, Inc.
(POIS). As a result of operating losses incurred by POIS, the consolidated financial statements include 100% of the POIS accounts since the minority interest does not currently have the ability to absorb these losses. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the information furnished for the quarters and six month periods ended June 30, 1997 and 1996, respectively, includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1997. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-25380).

NOTE 2 - EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

For the quarter and six months ended June 30, 1997, the earnings per common share is based on the weighted average number of common shares outstanding. For the quarter and six months ended June 30, 1996, loss per common share and common equivalent share are based on the weighted average number of common shares outstanding plus shares issuable upon the assumed exercise of dilutive common share options and warrants by using the Treasury Stock Method. For the quarter and six months ended ended June 30, 1997, the earnings per common share is computed using 3,403,493 and 3,416,414 common shares outstanding, respectively. For the quarter and six months ended June 30, 1996, the loss per common and common equivalent share are computed using 2,380,229 and 2,370,651 common and common equivalent shares outstanding, respectively.

NOTE 3 - INCENTIVE STOCK OPTION PLAN

As of June 30, 1997, the company's outstanding stock options totaled 214,192 shares. These options have been issued to key employees, officers, directors and consultants of the Company. The Company is authorized to issue 350,000 shares of incentive stock options or non-qualified stock options.

NOTE 4 - ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at June 30, 1997 include the following:

                                        June 30,          December 31,
                                          1997                1996

       Income tax payable              $ 54,522             $173,637
       Sales tax payable                    710               32,138
       Commissions payable              328,405               74,022
       Royalties payable                 25,473               21,097
       Other expenses payable           210,881              564,369

                Total                  $619,991             $865,263

NOTE 5 - CAPITALIZED SOFTWARE DEVELOPMENT COST

Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. Capitalized costs consist of those costs associated with the development of the initial product. This product is in the coding and testing stage; therefore there there is no amortization to date.

NOTE 6 - SUBSEQUENT EVENT

On July 21, 1997 the Company signed a joint product development and marketing agreement with Intelidata Technologies Corp. Under the terms of the agreement, the companies mutually agree to share equally in third party expenses incurred in the development of a new product. In addition, future product manufacturing and marketing arrangements were specified as part of the agreement.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements: No Assuarnces Intended

This Item 2 contains cetain forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking results, including statements about backlog, the Company's ability to successfully develop new products for new markets; customer acceptance of new products; the possibility of the Company losing a large customer or key personnel; the Company's ability to manage growth and to successfully integrate recent strategic marketing and product development alliances; the impact of competition on the Company's revenues, delays in the Company's introduction of new products; and the possibilty of the Company failing to keep pace with emerging technologies. Accordingly, no assurances can be given that events or results mentioned in any such forward-looking statements will in fact occur. When used in this discussion, words such as "believes", and phrases such as "potential mass market opportunities", "should expand" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's reports filed with the Securities and Exchange Commission.

The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying consolidated financial statements, including the notes thereto.

RESULTS OF OPERATIONS

Net sales for the quarter and six month period ended June 30, 1997 were $3,821,094 and $6,750,304, respectively, compared to $1,747,064 and
$2,605,726 for the quarter and six months ended June 30, 1996, representing a 119% increase for the quarter and a 159% increase for the six months, respectively. The following shows a quarterly and six months breakdown and comparison of these revenues:


  		                Three months ended  Increase	  Six months ended   Increase
			                      June 30,      (Decrease)	      June 30,     (Decrease)
REVENUES	            1997        1996    	          1997        1996
Consumer products $3,626,742  $1,501,622  142%  	$6,473,581  $2,003,928   223%
Contract revenues    194,352     245,442  (21%)     276,723     601,798   (54%)
   Total          $3,821,094  $1,747,064  119%   $6,750,304  $2,605,726   159%

Consumer Products revenue for the quarter ended June 30, 1997 increased by 142% or $2,125,120 from the prior year's quarter ending June 30, 1996. The increase in revenue is attributed to increased shipments for custom travel computers, including a follow-on order for approximately $768,000. For the six months, consumer products revenue increased by 223% from $2,003,928 to $6,473,581.

Contract revenues for the quarter were down by 21% or $51,090 from the quarter ended June 30, 1996. For the six months, contract revenues were down by 54% or $325,075 over the comparable six months ended June 30, 1996. The higher contract revenues for the prior year were associated with a long term production contract for 12 laser pointing and tracking systems (PATS) installations. This contract was largely completed in the prior year. The revenues for this period reflect continuing completion against the contract. Revenues for this contract are recorded on a percentage of completion method pursuant to the terms of the contract.

Gross profit for the current quarter for the consumer product group totaled $2,114,260 or 58.3% of consumer product sales as compared to $789,362 or 52.6% for the second quarter of 1996. For the six month period, gross profit totaled $3,864,490 or 59.7% of consumer product sales compared to $1,054,595 or 52.6% of sales for the six months ended June 30, 1996. Selling, general and administrative (SG&A) expenses for the current quarter totaled $1,621,225 as compared to $856,151 for the same quarter last year, representing a 89.4% increase. For the current six months, SG&A totaled $3,161,901 versus $1,617,722, representing a 95.5% increase. Advertising and marketing expenditures for the quarter were increased by $103,784 to $464,437; for the six months advertising and marketing expenses increased $273,291 to $885,296. Higher advertising and marketing expenses, including new product literature and brochures, were incurred to expand the retail channels for the consumer products division. This reflects the company's strategy to increase its name recognition and to develop new distribution channels. Staffing has increased in a number of key areas, including data research, finance, and marketing.

Research and development expense decreased $42,333, or 15%, to $240,448 during the quarter ended June 30, 1997 as compared to the same period last year. For the six month period, research and development increased by $19,996 to $508,816 as compared to $488,820 for the six months ended June 30, 1996. During the quarter and six months ended June 30, 1997, respectively, the Company capitalized $84,732 and $133,100 in software development cost. (See
NOTE 5). This software development is related to a new proprietary product being developed in conjunction with a telecommunications company for issue in 1998. Research and development activity is expected to continue at the present or slightly greater levels as a result of new products under development.
The Company's strategic plan is to introduce more advanced products, using Global Positioning Satellite (GPS) based navigation and more sophisticated handheld information devices.

The Company's research and development efforts have resulted in four new products being released during the second quarter. Three of these products, the SEARS PATHFINDER (a custom unit for SEARS) and two non-travel products (HOME & GARDEN and the GARDEN GURU) were released during April. In addition, the ROAD WHIZ EXPRESS (a custom unit for The QVC Network) shipped in June.
With completion of these four products, the Company's standard product line expanded from seven (7) to eleven (11) products. Further, research and development activity continued towards completion of additional products for release this year and early next year, including several advanced products. Products ready for release in the third quarter include POIS 197, a handheld travel computer to be marketed to automotive Original Equipment Manufacturers (O.E.M.) and aftermarket, and two low-cost golf products, GOLF GUIDE and GOLFFINDER. The golf units will be produced in time for the '97 holiday season. Research and development is being completed for (1) TRIPLINK, the PC-download to handheld system, (2) SAFESTAR, a travel computer incorporating GPS and (3) a new product development in conjunction with a telecommunications company.
All three of these projects are complex and have required significant R&D expenditures but represent potential mass market opportunities at higher average sales prices. This new generation of advanced higher end products should expand future revenues and market opportunities for the coming years. TRIPLINK and SAFESTAR are expected to be completed in the next few months. This first GPS-based product is expected to retail at approximately $400 which is less than existing Auto Navigation Systems and with more capability and user-friendly attributes.

At the present time, two joint product development agreements are in effect for travel related products: (1) the TRIPLINK configuration will be employed in a joint development effort with American Clearing House, a privately owned company engaged in database marketing and home delivery systems, to market a handheld unit to facilitate more efficient home delivery services such as fast-food and floral deliveries, and (2) an agreement with Travroute Software, a leading developer of trip planning software, to incorporate the Company's database of interstate services with their trip planning software in a handheld unit that has download capabilities from personal computers. This latter product addresses the growing PC consumer market.


Interest income for the quarter ended June 30, 1997 totaled $61,373, as compared to $17,742 for the quarter ended June 30, 1996 and $110,751 for the six months ended verses $42,765 for the six months ended June 30, 1996. As a result of the exercise of the public warrants completed in the fourth quarter ended December 31, 1996, the Company's cash balances have grown and account for the substantial increases in interest income for the quarter and six month periods compared to last year. Generally, the Company invests its surplus funds in more liquid investment instruments in order to avoid short term borrowing against the bank line of credit.

As a result of the foregoing, the Company reported net income of $265,822 or $0.08 per share for the quarter ended June 30, 1997 versus a net loss of $73,405, or $0.03 per share for the quarter ended June 30, 1996. For the six months ended June 30, 1997, the Company reported net income of $290,839 or $0.09 per share as compared to a net loss of $367,205 or $0.15 per share for the six months ended June 30, 1996.

BACKLOG

The current backlog of consumer products was approximately $2.2 million at June 30, 1997. Backlog represents contracts which are cancelable by customers and may not be indicative of revenue for future periods. The Company had never sustained a significant backlog until the fourth quarter of 1996, when it received two custom orders with extended shipping dates valued at $6.9 million. The June 30, 1997 backlog consisted primarily of orders for custom travel computers. During the quarter the Company received approximately $3.4 million in incoming orders and cancelled $2.95 million from its backlog. This cancellation was for one custom order received during the fourth quarter ended December 31, 1996. The terms and conditions of that order required this new customer to provide certain financial assurances as a condition of beginning production. The customer did not comply with these terms, which caused management to unilaterally cancel the order from its backlog during the second quarter. Essentially all of the June 30, 1997 backlog is scheduled to be shipped over the next four months to existing customers.

FINANCIAL CONDITION AND LIQUIDITY

The Company has funded its operations primarily through the sale of Common
Stock in an initial public offering, and historically through periodic borrowings, and from cash generated by operations. During the quarter ended September 30, 1996, the Company called its publicly held warrants for redemption and the exercise of those warrants resulted in raising $6.2 million additional capital. At June 30, 1997, the Company had $5,984,994 in cash and cash equivalents. The Company's operating activities provided cash of $2,348,388 for the six months ended June 30, 1997. The primary source of cash provided from operating activities resulted from a $2,762,188 reduction in accounts receivable. Net cash used by investing activities totaled $323,971. As a result of the foregoing, net cash increased by $2,024,417.

Working capital increased from $10,761,352 at December 31, 1996 to $10,813,199 at June 30, 1997. The Company's current ratio at June 30, 1997 was 11.1 to 1 as compared to 5.8 to 1 at December 31, 1996. Inventories decreased $251,868 from the December 31, 1996 level to $3,037,585 as of June 30, 1997. The Company's business remains very seasonal in nature. In fiscal year 1996, 59.8% of total consumer sales were recorded in the fourth quarter. Typically, inventory levels decrease during the first six months and gradually build again during the forthcoming quarter. Accounts receivable decreased by $2,762,188 from $4,608,285 at December 31, 1996. This decrease is also a seasonal occurrence as fourth quarter product sales were collected during the first quarter of fiscal 1997. Capital expenditures for the six months ended June 30, 1997 totaled $190,870. These expenditures included leasehold improvements, purchases of office furniture, and the purchase of additional production equipment.

The Company has an unsecured line of credit totaling $2.0 million plus a $500,000 facility for letters of credit, bringing the total credit facility to $2.5 million. As of June 30, 1997 the borrowing against this line of credit was zero. The Company believes that the liquidity provided by its existing cash and cash equivalents, the borrowing arrangement described above, and the cash generated from operations will be sufficient to meet the Company's operating and capital requirements for the next twelve months.

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

August 13, 1997	  			   /s/  Monte Ross
                  						Monte Ross, President and CEO
					                  	(Duly authorized officer and principal
						                  financial officer)