Form 10QSB
period 1997-09-30
ULTRADATA SYSTEMS INC
filed 1997-11-12
CIK 931947

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-QSB

(MARK ONE)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

Class                                Outstanding as of  November 3, 1997
Common, $.01 par value                             3,396,493

Transitional Small Business Disclosure Format    Yes_____    No   X

                                          									         File Number
									                                                     0-25380

                        ULTRADATA SYSTEMS, INCORPORATED
                                  FORM 10-QSB
                               September 30, 1997
                                     INDEX

PART 1 - FINANCIAL INFORMATION				                             		   PAGE

     Item 1.  Financial Statements

             Consolidated Balance Sheets at
               September 30, 1997 and December 31, 1996           	    3.

             Consolidated Statements of Income
               for the quarters and nine months
               ended September 30, 1997 and 1996                       4.

             Consolidated Statements of Cash Flows
               for the nine months ended September 30,
               1997 and 1996                                           5.

             Notes to Consolidated Financial Statements                6.

     Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations               7.

PART 11 - OTHER INFORMATION                                           11.

          Signatures                                                  12.

Item 1.  Financial Statements

                    ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
                            Consolidated Balance Sheets


                                                 September 30,     	December 31,
                                                     	1997             	1996
                                                  	(unaudited)
	                                Assets

Current assets:
	Cash and cash equivalents                       	$ 4,151,825  	 	 $ 3,960,577
	Trade accounts receivable, net of allowance for
		doubtful accounts of $19,493 and $16,644 at
		September 30, 1997 and December 31, 1996,
  respectively                                      2,771,308       	4,608,285
	Costs and estimated earnings on long-
  term contracts                                      556,216          438,670
	Inventories                                       	4,050,658       	3,289,453
	Deferred tax assets                                  	62,600          	62,600
	Prepaid expenses and other current assets 	         	886,851        		641,376

			Total current assets                            12,479,458       13,000,961

Property and equipment, net                          	786,206         	642,245
Deferred compensation trust                           	91,689          	91,689
Capitalized software development                      215,877                -
Other assets                                         		56,030          	43,968

			Total assets                                  	$13,629,260     	$13,778,863

                   			Liabilities and Stockholders' Equity

Current liabilities:
	Accounts payable                                 $  	699,937      $ 1,374,346
	Accrued expenses and other liabilities             1,025,888        		865,263

			Total current liabilities                        1,725,825        2,239,609

Deferred rent, less current portion                    14,306           	8,708
Deferred compensation liability                       	91,689          	91,689
Deferred tax liabilities	                             	23,330          	23,330

			Total liabilities	                             $ 1,855,150      $	2,363,336

Stockholders' equity:
	Common stock, $.01 par value; 10,000,000 shares
		authorized; 3,403,493 shares	issued and 3,396,493
  outstanding at September 30, 1997
		and 3,403,493 issued and outstanding at
  December 31, 1996, respectively.                $    34,035      $    34,035
	Additional paid-in capital                        	9,763,001        9,763,001
 Treasury stock, 7,000 shares                         (38,062)               -
	Retained earnings                                 	2,425,636       	2,028,991
	Notes receivable issued for purchase of common
		stock	                                           		(410,500)	      	(410,500)

			Total stockholders' equity                     	11,774,110       11,415,527

			Total liabilities and stockholders'
			equity                                        	$13,629,260      $13,778,863


See accompanying notes to consolidated financial statements.

                  ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                  Quarter ended               Nine months ended
                                  September 30,                 September 30,
                                 1997         1996         	1997         	1996
	                                   (Unaudited)                 (Unaudited)
Net sales
	Consumer products         $3,071,478   $1,328,977    $9,545,059   	$3,332,905
 Contract revenues	           148,324      122,181       425,047      	723,979
Total net sales             3,219,802    1,451,158     9,970,106     4,056,884

Cost of sales
	Consumer products          1,225,808      594,571     3,834,899     1,543,904
	Contracts	                    84,823       72,221       218,408       312,643
Total cost of sales         1,310,631      666,792     4,053,307     1,856,547

Gross profit                1,909,171      784,366     5,916,799     2,200,337

Selling, general &
 administrative	expenses    1,583,365      784,831     4,745,266     2,402,553
Research & development
	expenses	                    230,894      273,350       739,710       762,170

Operating income (loss)        94,912     (273,815)      431,823      (964,386)

Other income (expense)
Interest expense	                (695)        (844)         (800)       (3,307)
Interest income                54,438       29,040       165,188        71,803
Other, net	                      (368)          16          (631)       (3,517)

Total other income	            53,375       28,212       163,757        64,979
Income (loss) before
 income tax expense
 (benefit)                    148,287     (245,603)      595,580      (899,407)
Income tax expense
 (benefit)                     42,481     (127,759)	     198,935      (414,358)

Net income (loss)          $  105,806  $  (117,844)    $ 396,645    $ (485,049)

Earnings (loss) per common
	and common equivalent share:
		primary		                     $0.03      ($0.04)         $0.12        ($0.19)
		fully Diluted                 $0.03      ($0.04)         $0.12        ($0.19)

Weighted average common and
	common equivalent shares
	outstanding		              3,414,465   2,726,554(1) 	 3,415,774 	  2,489,285(1)

(1) For the quarter and nine months ended September 30, 1996, the inclusion of the common share options and warrants were antidilutive and were excluded from the computation.

See Accompanying Notes to Consolidated Financial Statements.

                ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Nine Month Period ended September 30,
	                                                   1997              	1996
                                                         	(unaudited)
Cash flows from operating activities.
	Net income (loss)                            $ 	 396,645         $   (485,049)
		Adjustments to reconcile net income (loss)
   to net	cash provided by operations:
				Depreciation                                  135,316              	48,750
				Decrease in accounts receivable, net       	1,836,977            1,613,344
				Increase in inventories                      (761,205)          (1,282,572)
    Decrease in deferred offering cost                  -               21,500
    Increase in prepaid expenses
     and other current assets                    (245,475)            (178,117)
    Increase in costs and estimated
     earnings on long-term contracts             (117,546)            (208,875)
    Increase in other assets                      (12,062)              (1,462)
    (Decrease) increase in accounts payable     	(674,409)           	 561,020
				Increase (decrease) in accrued expenses
					and other liabilities                      	 160,625             (806,468)
				Increase in deferred rent                      	5,598                5,598

	Net cash provided by (used in)
    operating activities                          724,464             (712,331)

Cash flows from investing activities:
				Capital expenditures                         (279,277)            (237,477)
				Sale of marketable securities                       -              800,000
				Capitalized software development cost        (215,877)                   -

Net cash (used in) provided by investing
  activities                                     (495,154)             562,523

Cash flows from financing activities:
				Repayment on line of credit                         -            	(448,000)
				Proceeds from sale of stock                         -            6,181,391
    Purchase of reasury stock                     (38,062)                   -

				Net cash (used in) financing
    activities	                                   (38,062)           5,733,391

Net increase in cash and cash equivalents     $   191,248          $ 5,583,583

Cash and cash equivalents at beginning of
  period	                                     $ 3,960,577          $   	15,065
Cash and cash equivalents at end of period    $	4,151,825         	$ 5,598,648

Supplemental disclosurs of cash flow information:
   Cash paid during the period for interest   $       869           $    5,388
   Cash paid during the period for taxes          275,569            		377,850

See Accompanying Notes to Consolidated Financial Statements.

                ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1997

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

In the opinion of management, the information furnished for the quarters and nine month periods ended September 30, 1997 and 1996, respectively, includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1997. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-25380).

NOTE 2 - EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

For the quarter and nine months ended September 30, 1997, the earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. For the quarter and nine months ended September 30, 1996, the loss per common and common equivalent share are based on the weighted average number of common and common equivqlent shares outstanding.
For the quarter and nine months ended ended September 30, 1997, the earnings per common share is computed using 3,414,465 and 3,415,774 common shares outstanding. For the quarter and nine months ended September 30, 1996, the loss per common and common equivalent share are computed using 2,726,554 and 2,489,285 common and common equivalent shares outstanding, respectively.

NOTE 3 - INCENTIVE STOCK OPTION PLAN

As of September 30, 1997, the company's outstanding stock options totaled 227,792 shares. These options have been issued to key employees, officers, directors and consultants of the Company. The Company is authorized to issue 350,000 shares of incentive stock options or non-qualified stock options. On August 2, 1997 the Board of Directors authorized the cancellation of 118,100 previously issued Incentive Stock Options ranging in exercise price of $5.75 to $7.39 in exchange for 118,100 new Incentive Stock Options with an exercise price of $5.50 per option. This action was taken to provide additional incentives to employees of the Company to improve operating performance.


NOTE 4 - ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at September 30, 1997 include the following:

                                      September 30,       December 31,
                                          1997                1996

       Income tax payable              $ 97,003             $173,637
       Sales tax payable                    447               32,138
       Commissions payable              648,427               74,022
       Royalties payable                 20,632               21,097
       Other expenses payable           259,379              564,369

                Total                $1,025,888             $865,263

NOTE 5 - CAPITALIZED SOFTWARE DEVELOPMENT COST

Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Under Standards No. 86, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations.

Capitalized costs consist of those costs associated with the development of the initial product. This product is in the coding and testing stage; therefore there there is no amortization to date.



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 Forward-Looking Statements: No Assurances Intended

This Item 2 contains certain forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking results, including statements about backlog, the Company's ability to successfully develop new products for new markets; customer acceptance of new products; the possibility of the Company losing a large customer or key personnel; the Company's ability to manage growth and to successfully integrate recent strategic marketing and product development alliances; the impact of competition on the Company's revenues; delays in the Company's introduction of new products; and the possibility of the Company failing to keep pace with emerging technologies. Accordingly, no assurances can be given that events or results mentioned in any such forward-looking statements will in fact occur. When used in this discussion, words such as "believes" and phrases such as "are expected" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's reports filed with the Securities and Exchage Commission.

The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying consolidated financial statements, including the notes thereto.

RESULTS OF OPERATIONS

Net sales for the quarter and nine month period ended September 30, 1997 were $3,219,802 and $9,970,106, respectively, compared to $1,451,158 and
$4,056,884 for the quarter and nine months ended September 30, 1996, representing a 122% increase for the quarter and a 146% increase for the nine months, respectively. The following shows a quarterly and nine months breakdown and comparison of these revenues:


  		                Three months ended             Nine months ended Increase
			                   September 30,     Increase    September 30,   (Decrease)
REVENUES	            1997        1996    	          1997        1996
Consumer products $3,071,478  $1,328,977  131%  	$9,545,059  $3,332,905   186%
Contract revenues    148,324     122,181   21%      425,047     723,979   (41%)
   Total          $3,219,802  $1,451,158  122%   $9,970,106  $4,056,884   146%

Consumer Products revenue for the quarter ended September 30, 1997 increased by $1,742,501 which represents a 131% increase from the quarter ended September 30, 1996. The increase in revenue is attributed to increased shipments for custom travel computers, including a follow-on order for approximately $2.64 million.

Contract revenues for the quarter increased to $148,324 or by $26,143 from the quarter ended September 30, 1996. For the nine months, contract revenues were down by $298,932 over the comparable nine months ended September 30, 1996.
The higher contract revenues for the prior year were associated with the continuing completion of a long term production contract for 12 laser pointing and tracking systems (PATS) installations. Revenues for this contract were recorded on a percentage of completion method pursuant to the terms of the contract.

Gross profit for the current quarter for the consumer product group totaled $1,845,670 or 60.1% of consumer product sales as compared to $734,406 or 55.3% for the third quarter of 1996. For the nine month period, gross profit totaled $5,710,160 or 59.8% of consumer product sales compared to $1,789,001 or 53.7% of sales for the nine months ended September 30, 1996. Selling, general and administrative (SG&A) expenses for the current quarter totaled $1,583,365 as compared to $784,831 for the same quarter last year, representing a 101.7% increase. For the current nine months, SG&A totaled $4,745,266 versus $2,402,553, representing a 97.5% increase.

Sales commissions for the nine months increased to $1,948,030 from $172,568, reflecting higher sales and multi-level marketing efforts in conjunction with custom orders; advertising and marketing costs increased to $1,028,707 from $888,608, reflecting major mailings of credit card inserts, new product literature and brochures and the introduction of new products to the market place; and personnel costs increased to $862,405 from $488,725, reflecting staff additions in data research, finance, and marketing. This reflects the Company's continuing strategy to increase its name recognition and to support new product offerings.

Research and development expense decreased $42,456, or 16%, to $230,894 during the quarter ended September 30, 1997 as compared to the same quarter last year. For the nine month period, research and development decreased by $22,460 or 3% to $739,710 as compared to $762,170 for the nine months ended September 30, 1996. Research and development expenses for the period do not take into consideration "capitalized software development" cost incurred this year which relates to a new product under development. These costs will be amortized in future periods. For the year, a total of $215,877 has been capitalized relating to software development costs incurred by the company. There were no comparable capitalized software development cost during the same period last year.

The Company's research and development efforts have resulted in three new products being released during the third quarter. With the completion of these products, the Company's standard product line has expanded to fourteen individual products. Further, research and development activity continued towards completion of additional products for release early next year, including several new products. The Company released its first POIS product, the POIS 197, a travel computer to be marketed to the automobile aftermarket along with two low-cost golf products, GOLF GUIDE and GOLFFINDER. Research and development activities are currently focused on three new products: (1) TRIPLINK, the PC-download to handheld system, (2) TRAVEL STAR, a driver information system, incorporating GPS (Global Positioning Satellite) and (3) a handheld Internet appliance capable of sending and receiving E-mail. These units contain many additional parts and require a greater engineering effort and will be more costly to manufacture when compared to the Company's current line of low-cost travel computers. These entries are expected to sell for more than the $100 highest priced point items in the Company's standard line of travel computers. They are expected to be available early in 1998. TRAVEL STAR GPS is expected to retail at approximately $400, substantially less than existing Auto Navigation Systems which retail for $1,000 to $3,000. Further, management believes TRAVEL STAR GPS will have additional functions and user-freindly attributes not present in the more expensive GPS units. TRAVEL STAR GPS is scheduled to be introduced at the Consumer Electronics Show in January, 1998 in Las Vegas, with first production units planned for delivery in the first quarter of 1998.

At the present time, three joint product development agreements are in effect for travel related products: (1) the TRIPLINK configuration will be employed in a joint development effort with American Clearing House, a privately owned company engaged in database marketing and home delivery systems, to market a handheld unit to facilitate more efficient home delivery services such as fast-food and floral deliveries, and (2) an agreement with Travroute Software, a leading developer of trip planning software, to incorporate the ROAD WHIZ database of interstate services with their trip planning software in a handheld unit that has download capabilities from personal computers to address the growing PC consumer market, and (3) an agreement with a telecommunications company on development of an Internet appliance that would be low cost with the ability to send and receive E-mail. This Internet appliance is expected to be available sometime in the second quarter of 1998.

Interest income for the quarter ended September 30, 1997 totaled $54,438, as compared to $29,040 for the quarter ended September 30, 1996. For the nine months ended September 30, 1997 interest income totaled $165,188 as compared to $71,803 for the same period ended September 30, 1996. Larger investable balances were available during all of the third quarter of this year. Generally, the Company invests its surplus funds in more liquid investment instruments in order to avoid short term borrowing against the bank line of credit. These more liquid short term investments carry a lower interest yield.

As a result of the foregoing, the Company posted net income of $105,806 (or $0.03 per share) for the quarter ended September 30, 1997 versus a net loss of $117,844 (or $0.04 per share) for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, the Company posted net income of $396,645 (or $0.12 per share) as compared to a net loss of $485,049 (or $0.19 per share) for the nine months ended September 30, 1996.

BACKLOG

The current backlog of consumer products was approximately $1,235,097 at September 30, 1997. This backlog consists primarily of orders for non-custom travel computers associated with vendor orders for the holiday season. The current backlog of orders is scheduled to ship within the next two months. There were no comparable backlog records maintained at the quarter ended September 30, 1996.

FINANCIAL CONDITION AND LIQUIDITY

The Company has funded its operations primarily through the sale of Common Stock and historically through periodic borrowings, and from cash generated by operations. At September 30, 1997, the Company had $4,151,825 in cash and cash equivalents.

The Company's operating activities provided $724,465 for the nine months ended September 30, 1997. The primary source of cash provided from operating activities resulted from a $1,836,977 reduction in accounts receivable, reflecting the payment of peak trade receivables generated during the fourth quarter ended December 31, 1996. Net cash used by investing activities totaled $495,154, which includes the purchase od capital equipment of $279,277 and capitalized software development cost of $215,877. As a result of the foregoing, net cash increased by $191,248.

Inventories increased $761,205 from the December 31, 1996 level to $4,050,658 as of September 30, 1997. This represents the seasonal building of inventory for the forthcoming holiday season. Typically, inventory levels decrease during the first six months and gradually build during the third and into the fourth quarter. Accounts receivable decreased by $1,836,977 from $4,608,285 at December 31, 1996. This decrease is another seasonal occurrence as fourth quarter sales were substantially collected during the first quarter of fiscal 1997.

As a result working capital decreased slightly from $10,761,352 at December 31, 1996 to $10,753,633 at September 30, 1997. The Company's current ratio at September 30, 1997 was 7.2 to 1 as compared to 5.8 to 1 at December 31, 1996.


The Company has an unsecured line of credit totaling $2.0 million plus a $500,000 facility for letters of credit, bringing the total credit facility to $2.5 million. As of September 30, 1997 the borrowing against this line of credit was zero.

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

November 13, 1997				   /s/  Monte Ross
                  						Monte Ross, President and CEO
					                  	(Duly authorized officer and principal
						                  financial officer)