Form 10KSB
period 1997-12-31
ULTRADATA SYSTEMS INC
filed 1998-04-01
CIK 931947

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
FORM 10-KSB
(    ) Annual Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

(  X  )Annual Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the fiscal year ended December 31, 1997

 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_____ to_____

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
	Yes 	X	  			No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to the Form 10-KSB.
	Yes 	X	  			No

State the issuer's revenues for its most recent fiscal year: $13,817,231

The aggregate market value at March 13, 1998 of the voting stock held by non-affiliates, based on the closing price as reported by NASDAQ National Market System (NMS), was approximately $10,049,108. The aggregate market value has been computed by reference to a share price of $4.25 (The price at which stock was sold, or the average bid or asked price of such stock on March 13, 1998). All directors and more than five percent of stockholders of the Registrant have been deemed "affiliates" for the purpose of calculating such aggregate market value.

The number of shares outstanding of the issuer's common stock, as of March 13, 1998, was 3,412,493.

Transitional Small Business Disclosure Format:	  Yes___    No  X




DOCUMENTS INCORPORATED BY REFERENCE:     		None




PART I

Item 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

	Ultradata Systems, Incorporated ("The Company") is engaged in the manufacture and marketing of a line of hand-held data retrieval devices that employ the Company's proprietary data compression technology.
 During 1987, the Company identified this area of its business as having the greatest strategic value for its stockholders. The Company, therefore, elected to reduce its initial focus on research and development activities leading to the manufacture of laser communication systems, and target electronic data retrieval devices as its core growth path for the future. To better reflect this business reorientation, the Company changes its name in November 1994 from Laser Data Technology, Inc. to Ultradata Systems, Incorporated.

	The Company's primary focus today remains in the research, development, and marketing of electronic consumer travel products which utilize the Company's proprietary data compression technology for storing large quantities of information on, and retrieving it rapidly from, a microprocessor memory chip.  Each of the Company's consumer products is designed to allow the consumer to gain easy and immediate access to useful information stored in convenient hand-held units.  The Company's products generally sell

PRODUCTS

CONSUMER PRODUCTS

	The Company's Consumer Products Division primarily develops and markets hand-held travel computers, the majority of which bear the ROAD WHIZ registered trademark. Various models contain custom developed data to provide the traveler with directions and information regarding the services available along the U.S. Interstate Highway System.
 Some versions include city information as well. The travel database contained in most of the models offered by the Company is proprietary and contained on a memory chip built into each unit. The travel database contains over 100,000 services. This service information includes destination, mileage, gas stations, hotels, motels, hospitals, 24-hour restaurants, and highway patrol emergency numbers along the United States Interstate Highway System. ROAD WHIZ owners can update their unit by purchasing memory updates or upgrades as offered by the Company.

The hand-held travel computers made by the Company provide routing and services similar to other travel software products in the market.
The Company's database of over 100,000 services, however, is proprietary to the Company's travel computers. The Company sells its products through independent sales representatives, catalog companies, department stores, office supply stores, direct mail promotions, luggage stores and selected television shopping channels. During 1996, the Company made a breakthrough in the private label market. Private label sales contributed $6.9 million, or 52.1% of total consumer sales of $13.3 million for fiscal 1997. The private label market is viewed as an important strategic growth opportunity for the Company.

MAJOR PRODUCT OFFERINGS

ROAD WHIZ FAMILY

ROAD WHIZ was introduced during 1990. Since 1990, the Company has developed other travel computer versions of the ROAD WHIZ, including ROAD WHIZ PLUS, ROAD WHIZ ULTRA and ROAD WHIZ COMPANION, ROAD & CITY, TOWN & COUNTRY, ULTRAFINDER and more recently, KIDS ROAD WHIZ. The Company's growth strategy for the Road Whiz family of products is to expand its line of travel computers to include additional features and functions at generally lower retail prices. In fiscal 1997, research and development was incre e Company to develop other hand-held information products, including Global Positioning Satellite (GPS)-based products and Personal Data Assistant (PDA) type products.

ROAD WHIZ ULTRA

ROAD WHIZ ULTRA was introduced in April 1994. It contains all of the features and data offered by ROAD WHIZ and ROAD WHIZ PLUS, plus additional data of over 3,000 small towns and shopping outlet malls. It also provides complete routing information for over 250 cities giving distances, driving time and detailed directions to cities. ROAD WHIZ ULTRA contains over 60,000 services and has double the memory capacity of first generation travel computers, including ROAD WHIZ PLUS and ROAD WHIZ COMPANION. ROAD WHIZ ULTRA marketed in upscale retail outlets, through mass mailings primarily to oil company credit card customers, and magazine ads.

ROAD WHIZ COMPANION

ROAD WHIZ COMPANION was introduced by QVC in the summer of 1994. ROAD WHIZ COMPANION included the low price advantage of the ROAD WHIZ PLUS blended with several advanced features and services of the ROAD WHIZ ULTRA.

OTIS-THE  RV NAVIGATOR

OTIS - THE RV NAVIGATOR was developed for owners of recreational vehicles (RV's). This unit functions as both an RV campground guide and an interstate travel guide. The RV NAVIGATOR database includes a location and feature directory of over 13,000 campgrounds and RV repair and service providers throughout the U.S. The RV Navigator contains over 40,000 attractions and directions, including gas and diesel fuel stations, interstate mile markers, restaurants, hospitals, and rest stops. RV NAVIGATOR feature travel guide. The RV NAVIGATOR database includes a location and feature directory of over 13,000 campgrounds and RV repair and serviced providers throughout the U.S. The RV Navigator contains over 40,000 attractions and directions, including gas and diesel fuel stations, interstate mile markers, restaurants, hospitals and rest stops. RV Navigator features and updatable plug-in memory card and long life batteries. The Company purchased exclusive rights to this campground database from Trailer Life Enterprises for an initial fee of $10,000 and a royalty of one dollar ($1.00) for each unit sold over the first 5,000 units. The Company had the exclusive right to use the database until March 1997 when the milestone of 20,000 units for exclusivity was satisfied. The exclusive licensing agreement was not renewed and expired during March 1997. However, database information continues to be regularly updated, and the product continues as a staple in the Company's product line.



ULTRAFINDER

ULTRAFINDER was introduced in 1995. It is the most powerful hand-held travel unit marketed by the Company. It contains over 60,000 services and specific routes to over 500 cities, giving distance and driving time. ULTRAFINDER features a two-line display and an updateable plug-in memory module. It is priced to sell at $99.95 at retail. During 1996, the Company received a
$4.0 million order for a custom UltraFinder, with follow-on rights for
additional quantities.    During fiscal 1997, the Company essentially completed
this order, realizing revenue in excess of $6.9 million.

GREENSFINDER/GOLF GUIDE

GREENSFINDER and GOLF GUIDE represent the Company's two entries into the sports leisure and travel market. Introduced in December 1994, GREENSFINDER is a hand-held data retrieval device which contains information on over 10,000 U.S. golf courses, including greens fees, restaurant facilities, phone numbers, types of terrain, travel directions to the course, availability of carts, caddies, clubs, and other course features. GREENSFINDER( also contains a four-player scorekeeper with player name entry and records individual player scores.GOLF GUIDE lists more than 13,000 courses in the U.S., with directions and phone numbers. Other information includes course descriptions, number of holes, hours, fees and senior citizen discount availability. The Company acquired the software database for these products from a third party. The Company is required to pay this third party a royalty of 10% based on net sales and 20% for upgrades to the software developer.

TOWN & COUNTRY

	The TOWN & COUNTRY, introduced in 1996, provides a list of 60,000 services along the nation's highways, parkways and toll roads and directions to over 7,000 towns on Interstates and U.S. Highways. This product was sold exclusively on the QVC home television network during September 1996.
 Following the expiration of the exclusivity period, the company began selling the product through upscale retail locations such as Brookstone and Rand McNally.


SUPER ROAD WHIZ
	The SUPER ROAD WHIZ was introduced during 1997.  It lists interstate highway services including gas stations, restaurants, motels, campgrounds, malls, tourist sites and hospitals in over 160 major cities.

The ROAD WHIZ  RV SPECIAL

 The ROAD WHIZ RV SPECIAL was introduced in 1997. It provides interstate services, U.S. highway data, including distance and driving time between towns with populations of over 1,000, and city-to-city directions for over 250 cities, including shortest complete route, total distance, and driving time.

KIDS ROAD WHIZ

	The KIDS ROAD WHIZ, introduced in December 1996, is a travel computer providing directions to amusement parks, water parks and other entertainment sites for children traveling with parents. It also includes word games.

HOME & GARDEN/GARDEN GURU

	The HOME & GARDEN and GARDEN GURU products were introduced in late 1996 and
 1997, respectively, to provide a convenient home reference on first aid and helpful household hints on a variety of subjects, including spot removers and home decor.  For the garden enthusiast, information is provided on planting and on plant care, with over 4,000 pages of related information.
 The Company developed this database with the help of the Missouri Botanical
 Garden, a non-profit foundation dedicated to the development and preservation of plant species.


LASER SYSTEM CONTRACTS

	The business of the Company when it was initially founded was primarily focused on the fulfillment of research and development contracts leading to the manufacture of laser communications systems. The Company submits bids for laser system research and development contracts and production contracts to government and government-related agencies, typically under cost plus or fixed-fee contracts. Most of the Company's research and development laser systems contracts are beyond one year in scope. Upon the award of a research and development contract, the Company realizes revenues from progress payments received during the course of completion of such contracts. Any required capital equipment is generally supplied to the Company by the customer. The technology developed during the Company's performance of a research and development contract becomes the exclusive property of the contracting party.

	During 1994, the Company engaged in a research and development contract to develop modifications and upgrades to U.S. Army Laser Pointing and Tracking Systems (PATS). This contract was completed in early 1995. In 1995, the Company received $1.7 million government production contract from the Yuma Proving Ground to manufacture their PATS design. For the three years ended December 31, 1997, 1996 and 1995, the Company realized revenues of $563,251,$810,484 and $675,465, respectively, against this contract. At
 December 31, 1997,there remain approximately $119,400 in direct costs to complete the contract. The original contract provided for an override clause for additional sites, which the customer exercised in February 1997. Since August 1995, the Company received individual purchase orders totaling
 $2,245,461 for this contract.

MANUFACTURING

	The Company does not manufacture any of its consumer products and is entirely dependent upon third parties to manufacture and assemble the components comprising its products. From 1988 to 1994, Siemens
 Manufacturing Co. of Freeburg, Illinois ("Siemens") was the exclusive manufacturing source of travel computers for the Company. An alternate low cost foreign manufacturer was established late in 1995 and supplied approximately 18.6% of the total production units during 1997. The Company generally receives annual pricing from each of its manufacturers based upon estimated annual quantities. Thereafter, the Company releases individual purchase orders for production. The Company's arrangements with each manufacturer are terminable at will by either party. If either or both arrangements were to be terminated, the Company believes that alternate sources would become readily available. The sudden loss of one of the manufacturers or unanticipated interruptions or delays from present manufacturers would likely result in a temporary interruption to the Company's planned operations. The Company intends to maintain its practice of engaging subcontractors to meet its manufacturing requirements for the foreseeable future.

	Raw materials used by the Company include hardware, keypads, computer memory chips, microprocessors, and other discrete electronic parts used in building
 circuit boards.   Most of these are standard stock items that are generally
 available from multiple vendors.  To date, the Company has been able to obtain adequate and timely supplies of raw materials. The Company presently has one sole source component.  The sole supplier for this custom item is a major vendor with whom the Company has enjoyed a solid relationship for years.
 The inability to obtain timely or sufficient deliveries of this sole-source component and certain custom parts would materialy disrupt production until an alternative vendor could be located and qualified, and production could begin.

BACKLOG

	As of December 31, 1997, the Company's total backlog was approximately $280,000, versus a backlog of approximately $6.9 million on December 31, 1996. Included in the December 1996 backlog were two orders for private label products valued at approximately $6.5 million. The first order valued at $4.0 million was completed during the year. The second order, valued at $2.5 million, was subsequently canceled. Generally, orders for standard products are shipped within 24 hours and are subject to cancellation without additional contracts of the type booked in late 1996, backlog is generally very low at December 31, due to low post holiday demand and normally short retailer lead times for standard products shipped from inventory. The
 Company has occasionally experienced cancellations or postponements in its delivery of orders.

SALES AND MARKETING

	The Company's primary sales and marketing strategy is to remain the leading supplier of low-cost, hand-held travel computers.  To support this strategy, the Company believes it must offer a growing line of affordable standard and custom travel computers.  Such new devices are principally aimed at providing increased features and functionality.

	The Company identifies its prospective customers and markets through a combination of direct mail, telemarketing, media advertising, tradeshow participation, and periodic appearances on home shopping television channels. The Company advertises extensively in magazines and trade journals and periodically distributes promotional materials to increase market awareness of its products. Historically, the Company has focused its primary marketing efforts on establishing customer relationships with local and regional retailers and upscale retail outlets. During 1996 and continuing into 1997, the Company has aggressively pursued programs to develop new markets by offering custom versions of travel computers.

	The Company's products are marketed through independent sales representatives, mail order catalogs, and office supply stores. In fiscal 1997, the Company spent $2,066,472 on advertising, promotion, and marketing programs, as compared to $1,773,373 and $942,402 in 1996 and 1995, respectively. The Company spent $221,705 during 1997 to advertise in the SkyMall magazine, the popular airline buying guide. In addition, the Company generated sales for custom travel computers during fiscal 1997 of $6.9 million with a marketing firm using coupon promotions for gift catalog redemption. The end customer for the 1997 redemption was an international tobacco company. This program was completed at the end of 1997. A direct mail program similiar to one completed in 1996 was undertaken again in 1997 with Roy Thomas, a direct mail customer.
 It included approximately 23 million advertising inserts distributed beginning with October 1997 oil credit card statements.


	To further extend its market position, in 1997 the Company entered into a joint product agreement with a leading developer of trip planning software, TravRoute, Inc., to integrate their software and database into a new CD-Rom based product called TripLink. The development of TripLink was placed on hold during 1997 due to unanticipated design delays and the decision to enter into newly emerging technology. A significant portion of the technical and engineering development effort expended to-date is being incorporated into a new line of advanced Global Positioning System (GPS) products.

	During 1996, the Company also acquired an exclusive U.S. and European license for Time Tracker, a product which attaches to cellular phones and enables users to track phone call costs on a continuous basis. Time Tracker was discontinued during 1997 due to technical and other design problems.

	During 1997, the Company established a joint product and marketing alliance with SmartTime  Network  to develop and market e-mail and data retrieval appliances on the Internet.  Both parties agreed to share certain expenses in a 50/50 development project.  The Company invested $290,635 of deferred software development costs and spent an additional $131,577 in other development expense related to this project during 1997. Such strategic and partnering arrangements with other technology marketers are an outgrowth of the Company's strategy to maintain its dominant position as the leading supplier of hand-held travel devices.

DEPENDENCE ON CUSTOMERS

	During 1997, the Company recorded revenue of $6.9 million, representing
 52.1% of total consumer sales, to one customer.   This order was the largest
 ever received by the Company. It was completed during 1997. Since this type of promotion is a one-time event, management does not expect significant residual benefits to occur during 1998, although discussions on new promotions for 1998 are on-going, and some benefit may result from the sale of updates.

	During 1997, Roy Thomas, Inc., a direct mail customer, accounted for 14.5% of consumer sales.  This customer accounted for sales of $1,918,987 in 1997 compared to $1,723,185, or 20.8% of total consumer sales, during 1996.

	Prior to 1997, The QVC Network had been the largest customer of the Company.
 For the three years ended December 31, 1997, 1996 and 1995, QVC sales totaled  $349,223, $617,443 and $4,455,035 respectively,  representing approximately 2.6%, 7.5% and 47.2% of consumer sales.

COMPETITION

	Competition in the electronics industry is intense. The Company believes that the primary competitive factors necessary to maintain its market leadership in the hand-held travel market include product features such as performance, product reliability, functionality, ease of use, product reputation, price, timeliness of product upgrades, and quality of customer support and service. The Company believes that price is a significant factor in determining future sales and the Company carefully monitors this.
 Mass merchandise discounters regard $29.95 as an important retail consumer price for the Compnay's [products to be successful in the mass market. The Company introduced ROAD WHIZ which is priced to sell at retail for $29.95, and is attempting to position this product as a mass market item. It has not yet achieved a mass market status is any major retail account.

	The segment of the electronics industry in which the Company is engaged is populated by competitors with substantially greater financial resources than the Company. The consumer industry in which the Company competes is characterized by rapid and significant technological advances, which often result in rapid partial or total obsolescence of products. The Company is not aware of any competitor selling affordable hand-held travel computers. Although the Company attempts to protect its technology and patents wherever possible, it is unable to provide any assurances that its patents and trade secrets will not be circumvented in the future.The company faces competition from developers of travel software products currently marketed with visual mapping displays. To protect the Company's dominant market position in affordable travel computers, the Company invested $1,022,095, or approximately 7.4% of its' 1997 revenues in research and product development. There can be no assurance, however, that the Company will be able to develop or acquire new products or increase market channels at a rate sufficientto keep the Company competitive. The Company also cannot guarantee that new products or product updates will ultimately achieve market acceptance.


RELATED PARTY - POIS, INC.

	In September of 1993, the Company purchased an 81% ownership interest in POIS, Inc. with the goal of developing "personal onboard information systems ("POIS") for use in the automotive Original Equipment Manufacturer (OEM) market and aftermarket. Such systems were intended to be installed and operated on board in a vehicle by utilizing their 12-volt electrical system. During 1997, 1996 and 1995, POIS realized sales of $1,579, $511,650 and $299,196, respectively. The sales in 1996 and 1995 were attributed to two custom orders. POIS hand-held units incorporate the ROADWHIZ software and database along with individual customer requirements and special information such as dealers names, phone numbers, and locations around the country. POIS has not yet realized any sales for on-board (installed directly in the car) information systems.

	During the fourth quarter, the Company decided to close its POIS location and consolidate POIS operations from Detroit, Michigan to the corporate headquarters in St. Louis. The five active employees were terminated, including the founder, who was retained for one year as a transitional consultant. The Company acquired the remaining 19% interest of stock then owned by the POIS founder and now owns 100% of POIS. The Company contemplates that products bearing the POIS brand name will be marketed as an after market accessory product sold primarily through automotive dealers and auto supply stores. If the POIS products receive sufficient customer recognition in the automotive aftermarket, the Company may again seek to more aggressively position POIS products to suppliers in the OEM market.

RESEARCH AND DEVELOPMENT

	The Company performs ongoing research and development, seeking to improve existing products and to develop new products. These activities are
 primarily done at the Company's corporate headquarters, and at POIS.   The
 Company periodically engages experienced computer system design consultants to expedite the completion of the development and test stages.

	In 1997, the Company began a project  in conjunction with SmartTime Network, a company owned by Intelidata Technologies Corp. (Nasdaq Symbol: INTD).
 The product under development is a low-cost portable Internet device that aims to provide access to E-mail and other personal information without a laptop computer.  During January 1998, the Company displayed two prototype models - PalmNet and E@sy Mail - at the Consumer Electronics Show (CES) in
 Las Vegas.  The Company expects to finalize development and make these products available in catalogs, consumer electronics stores, computer and office superstores, department stores, mass merchants and warehouse clubs.
 The Internet appliance products will offer on-board features including stock quotes, sports scores, weather forecasts, news headlines, a calendar reminder, fax-send, calculator and a directory which can be synchronized to and restored from SmartTime's intelligent packet data network.  This product would retail at less than $200, which is significantly lower than other products with portable e-mail capability.  Product development was jointly funded by both companies.  To date, the company spent approximately
 $290,635 for its 50% share of the software development cost and $131,577 in research and development for this project.  Due to a reorganization underway at Intelidata, the joint development efforts have slowed.  However, the introduction of this product is not expected to be significantly delayed.

	In 1997, the Company spent $321,007 for research and development of a portable Global Positioning Satellite (GPS) based travel computer, called TravelStar. This product will have an integrated GPS satellite receiver with the ROAD WHIZ data base and will be the first affordable and portable GPS Driver Information System on the market. TravelStar was exhibited at the Consumer Electronics Show in Las Vegas.

DATABASE RESEARCH

	The Company believes that an accurate proprietary database is one of the most important factors for the future success and development of the Company. The potential for additional net sales, as well as the need to preserve the Company's reputation for accuracy and reliability, requires that the Company continuously validate and update its database. The Company uses various means to update its ROAD WHIZ database, including publicly available geographic and demographic data. The majority of the ROAD WHIZ database is compiled by "Road Helpers." Road Helpers are generally retirees and others that travel extensively. Many of the Road Helpers are formerly ROAD Whiz customers. Generally, the Road Helpers are nominally compensated by the Company.

	The Company maintains a full time staff of researchers who review and augment the data gathered by the Road Helpers. In addition to the Road Helpers, the research staff contacts travel services and Chambers of Commerce across the country to gather other information.

	The Company's Research and Development Group includes five full-time software engineers and one hardware design engineer and one project consultant. During 1997, the Company employed various subcontractors in order to augment its internal research and development resources.

PATENTS AND TRADEMARKS

	The Company files patent applications, when applicable, to protect its technology, inventions and improvements. The Company owns two patents. One patent covers its method of compressing data relating to travel information. This compression technology permits the Company's travel products to store more data on smaller and less expensive memory devices.

	The Company has a second patent dealing with the methodology which enables its travel devices to account for changes which occur when the traveler crosses a state border. The Company believes that in order to manufacture a similar product, a competitor would have to develop a substantially different methodology, at considerable time and expense.

	The Company is in the process of filing additional patent applications related to navigational information products including Travel(Star. If any of these patents were to be granted by the Office of Patents and Trademarks, for any of the applications, the Company believes that it would afford them a significant competitive advantage for personal navigation and information systems. The Company cannot predict whether any application will result in a patent, or what the scope of any such a patent might be.

	In addition to its patents, the Company attempts to further restrict access
 to its proprietary technologies, trade secrets and processes.   Key
 employees of the Company are covered by employment contracts containing restrictive covenants.  These covenants require key employees, as a condition of their employment, to hold all proprietary information confidential. The Company also restricts customers and visitors site access to confidential information.  There can be no assurance that the Company can be successful in its efforts to protect either its patents or its proprietary technologies and processes.


Item 1. EMPLOYEES

	The Company currently has 28 full-time employees, including six officers, all of whom are located at the Company's headquarters in St. Louis, Mo. The Company employs nine people in sales, customer service and shipping, seven people in product and database research, five people in executive management and administration, two people devoted to government contract work, three people in product development, one person in inventory management, and a president and chief executive officer. None of the Company's employees belong to a collective bargaining union. The Company has never experienced a work stoppage and believes that its employee relations are good.



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

 Aggregate rental expense totaled $120,088 for the current year, including $16,401 for the POIS facility.

 The Company believes that its facilities are adequate for the Company's present and foreseeable requirements. The POIS lease was terminated as of December 31, 1997.



Item 3. LEGAL PROCEEDINGS

	There are no pending legal proceedings against the Company.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	Not applicable.



PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

	(a) Market Information
	The following table sets forth the prices for the Company's Common Stock (NASDAQ: ULTR) as quoted on the NASDAQ National Market for the eight quarters starting January 1, 1996 and ending December 31, 1997.

	                             Bid	                     Asked
Quarter Ending              High         Low      High        Low

March 31, 1996		           $11.88       $8.87	    $12.38     $9.37
June 30, 1996		            $ 9.88       $6.88	    $10.13    	$7.13
September 30, 1996	        $ 9.63	      $6.75	    $ 9.88    	$7.00
December 31, 1996		        $ 9.25	      $6.62	    $ 9.63    	$6.75

March 31, 1997             $ 7.88       $5.88    $ 8.38     $6.25
June 30, 1997              $ 6.94       $5.63    $ 7.38     $6.00
September 30, 1997         $ 8.25       $5.00    $ 8.50     $5.25
December 31, 1997          $ 7.88       $5.63    $ 8.25     $5.88

	(b) Holders
	At March 11, 1998, there were 151 stockholders of record of the Company's Common Stock. Based upon information from nominee holders, the Company believes the number of beneficial owners of its Common Stock exceeds 1,100.

	(c) Dividends
	The Company has never paid or declared any cash dividends on its Common Stock and does not forsee doing so in the foreseeable future. The Company intends to retain its earnings for the future operation and expansion of the business. Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OVERVIEW

	The Company's net sales are derived from two business segments: (1) consumer products, marketed through retailers, catalog companies, and direct mail or other marketing agencies or group as employed by the Company, and (2) laser systems contract revenues, derived from research and development and production contracts awarded by government agencies.

 The following table summarizes the contributions of consumer products and development contracts, respectively, to total net sales of the Company for each of the last three year ended December 31. The table should be read in conjunction with the audited financial statements for the periods indicated and the related notes incorporated herein.

                                              NET SALES
                                    FOR THE THREE YEARS ENDED DECEMBER 31

                                  1997     %      1996    %
Consumer Products              $ 13,254   95.9  $ 8,283  91.1  $ 9,437  93.3

Laser Systems Contracts            	563    4.1      810   8.9      676   6.7

Total			                       $ 13,817  100.0  $ 9,093 100.0 $ 10,113 100.0



Year Ended December 31, 1997 vs. Year Ended December 31, 1996

	During 1997, sales of consumer products increased by $4,971,544 to $13,253,980 from $8,282,436 in 1996. The increase in sales was the result of $6.9 million in revenue for a custom Ultrafinder designed and sold to one customer. This unit was used as a gift selection item within a promotion catalog for the benefit of an international cigarette company. Sales of standard products decreased approximately $1,900,000 from the previous year. New product sales were adversely impacted as a result of extended delays in product development. The Company introduced its newest product, the Travel Star, at the Consumer Electronics Show (CES) in Las Vegas during January 1998. TravelStar is a Global Positioning System (GPS) based product that will begin shipping during March 1998. The Company believes that TravelStar and other new products currently in development are important extensions to the present line of travel computers, many of which are in their third year of existence. The Company recognizes that retail electronics consumer products have a relatively short life cycle due to the rapid advances of technology and intense competition for premium retail shelf space. The Company has employed a long-standing business strategy to expand its market channels in hand-held information devices by leveraging its hardware and software platforms. Generally, the Company's product entries into other travel niche, or non-travel hand-held markets, such as the sports market (with GREENSFINDER), the toy market (with KIDS ROAD WHIZ) and the home and gardenmarket (with HOME & GARDEN) generally did not meet with original expectations concerning consumer acceptance levels. In addition, the Company closed its POIS location in Detroit, Michigan and moved tis operations there to the corporate offfices in St. Louis. POIS sales to the automotive OEM market were insufficient to justify the cost of a separate sales office. The Company will continue to market trave computers under the POIS Brnad name to the automotive aftermarket from its St. Louis location.

 Contract sales from laser systems totaled $563,251 fir 1997 as compared to $810,484 for 1996. Contract sales were derived from progress billings against government contracts to upgrade systems which provide high resolution trajectory information on airborne objects. The original contract was received in 1995 and valued at $1.7 million. The contract contained and override clause, which resulted in addtional orders fo $450,363 during the year. At December 31, 1997, there was approximately $259,300 in contract revenue remaining and $119,400 in cost to be expended.


 Gross profit for the consumer products group totaled $7,888,673 or 59.5% of sales for the year ended December 31, 1997, compared to $4,786,221, or 57.8% of sales for the prior year. Gross profit was adversely impacted by $260,000 during fiscal 1997 resulting from the write down of certain inventories that became either obsolete or slow moving during the year. Similar charges during 1996 amounted to $19,000. Exclusive of these charges for inventory the Company would have achieved a 3.3% improvement in gross profit percentage. This improvement is primarily the result of private label sales at higher gross margins, and continued cost savings in the form of lower cost units received from the foreign manufacturer.

 Gross profit for contract sales totaled $271,034, or 48.1% of sales, versus a gross profit of $430,277, or 53.1% of sales, last year.

 Selling expenses for 1997 increased to $4,540,359 from $2,297,307 in 1996.
 The increase of 97.6% resulted from increased sales commissions, particularly related to private label and promotion orders, to $2,211,858 from $299,139 in 1996 and advertising outlays which increased 16.5% from $1,773,454 to $2,066,472. The increases reflect the Company's commitment to opening new markets and channels of distribution of information products. General and administrative expenses increased to $2,237,498 from $1,691,458 in 1996 and increase of 32.3%. The increases relate primarily to salaries and royalty expenses which increased $149,000 and $126,000 respectively.
 The royalty expense increase relates to increased sales of Road WhiZ and Ultrafinder products. In addition, the company experienced increases in professional fees, public relations and legal expenses.

 The Company made significant investments in research and development totaling $1,022,095 during the year. Much of this investment was attributed to TravelStar ($321,007), E@sy Mail ($131,577), and Personal-On-Board Information System Products ($393,636) in addition to capitalized software development costs of $290,635. TravelStar will begin limited shipments during the first quarter of 1998. E@sy Mail, an Internet appliance used for e-mail, stock quotes, lottery results, horoscopes and more in a hand-held format is running behind schedule due to delays encountered with the strategic partner providing access to the e-mail connection. The introduction of this product is not expected to be significantly delayed, however.

	Other income totaled $225,575 for 1997, as compared to $113,320 for the year ended December 31, 1996. The increase, primarily in interest income, is due to high first quarter 1997 collections which were invested in short-term municipal bonds at higher average yields than previously used money market instruments.

	The Company's effective tax rate of 31.9% for 1997 remained comparable to the 31.8% rate for the year ended December 31, 1996.

	As a result of the foregoing, the Company's net income increased to $337,104, or $0.10 per share, computed on a basic and diluted method as compared to net income of $208,137, or $0.08, computed on both basic and diluted for the prior year. There were 3,400,967 and 2,717,837 basic common shares and 3,425,613 and 2,773,239 diluted shares, respectively, used in calculating earnings per share for the years ended December 31, 1997 and 1996. The computation of basic and diluted earnings per share has been restated in accordance with SFAS 128.

	The Company recognized certain charges in the fourth quarter of 1997 totaling $496,000, which were comprised of aggregate inventory write-offs totaling approximately $260,000, and a provision for returns, net of inventory recovery, of $236,000 in 1997 compared to $27,000 in 1996. Included in the inventory write-off was shrinkage of approximately $90,000 and excess or obsolete inventory of approximately $170,000. Almost one half of the provision related to the private label promotional order and fourth quarter deliveries against that order.

Year Ended December 31, 1996 vs. Year Ended December 31, 1995.

	During 1996 sales of consumer products decreased by $1,154,803 or approximately 12.2% from $9,437,239 to $8,282,436 in 1996. The decrease in sales was related primarily to (a) lower sales to a key customer (QVC) and
 (b) product development delays resulting in three new products planned for 1996 sales being carried into 1997. During 1995, QVC accounted for $4,455,035, or 47%, of consumer product sales as compared to $617,443, or 7.5% of consumer product sales during 1996. The $3,837,592 drop in QVC sales was attributed to the combined result of decreased demand from QVC viewers and fewer appearances on QVC in 1996 versus 1995. Management believes that QVC sales will not return to sales levels of over $4 million as seen in 1995 with its current product offerings. In 1997 there are three new products, ROAD WHIZ EXPRESS, TOWN & COUNTRY, and HOME & GARDEN planned for QVC. Additional retail customers were established during 1996, especially in direct mail through greater uses of oil company credit card mailings. Exclusive of POIS sales, custom travel computer sales increased by approximately $484,000 to $502,000 in 1996 compared to $18,000 in 1995.
 The Company believes that custom units sales will make up a larger portion of consumer product revenues in the future. The Company realized $511,650 in revenues from its POIS subsidiary in 1996 compared to $299,196 in 1995.

	The majority of the Company's consumer product sales are highly seasonal. The fourth quarter of 1996 produced the highest quarter of consumer product sales in the history of the Company, posting $4,949,531, or 59.7% of the consumer products revenues. For the comparable quarter ended December 31, 1995, the Company realized $4,143,530 in revenues, or 43.9% of annual consumer product revenues. The Company has embarked on a strategy to realize a more even distribution of its revenues throughout the year. Accordingly, it allocated a greater portion of its resources, including the hiring of a full time marketing executive, to locate and develop new markets, and especially new vertical markets. Many of these markets, such as private label and premium, are of a non-seasonal nature.

	Contract sales for 1996 totaled $810,484, compared to $675,465 for 1995. Contract sales for 1996 were derived from progress billing against a government contract that was received during August 1995. This contract was originally valued at $1.7 million and designed to provide time/space/position data during tracking of aircraft and ground troops. At December 31, 1996, there was $120,915 remaining on this contract. During February 1997, the customer exercised the override clause in the original contract by ordering two additional units valued at $337,888.

	Gross profit for the consumer product group totaled $4,786,221, or 57.8% for the year ended December 31, 1996, compared to $4,777,833, or 50.6% of sales for the prior year.  The 7.2% improvement in gross profit is primarily the result of cost savings in the form of lower cost units received from the foreign manufacturer and an improved product mix.

	Gross profit for contract sales totaled  $430,277, or 53.1% of sales, versus a gross profit of $358,893, or 53.1% of sales, last year.

	Selling expenses for 1996 increased 70.3% to $2,297,307, compared to $1,348,780 in the prior year. The increase resulted primarily from an increase in advertising costs from $942,402 to $1,773,373, which included a major Roy Thomas credit card insert promotion in the fourth quarter of 1996.

	General and administrative expenses increased by $593,924 (52.5%), including an increase of $142,486 due primarily to increased personnel in all functions, and professional services, which increased approximately $150,000 for legal, accounting and consulting services.

	Research and Development expenses (R&D) for the year totaled $1,001,646 compared to $556,213 for the prior year, representing an increase of $445,433 or 80.1%. The increase in R&D was the result of higher prototype development charges and design fees and expenses incurred in product development. During the year the Company spent $509,956 in research and development for POIS products.

	Other income totaled $113,320 for 1997, as compared to $118,711 for the year ended December 31, 1996.

	The Company's effective tax rate for the year was 31.8% as compared to 37.7%
 for the year ended December 31, 1996.  The Company's lower tax rate is attributable to unused federal income tax research and development credits.

	As a result of the foregoing, the Company's net income declined to $208,137 or $0.08 per basic and diluted share, as compared to net income of $1,381,902 or $0.60 basic and $0.54 diluted earnings per share for the prior year. There were 2,717,837 and 2,308,945 basic common shares and 2,773,239 and 2,545,692 diluted shares, respectively, used in calculating earnings per share for the two years ended December 31, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

	Since inception, the Company has financed its business by supplementing cash generated from operations with periodic borrowings from banks and equity raised from private and public sources. On August 6, 1996, the Company called for redemption and exchange all of its then outstanding purchase warrants.  The warrant redemption and exchange program was completed during
 September 1996, with the Company receiving $6,172,493 in additional capital.

	Total cash and cash equivalents increased from $3,960,577 at December 31, 1996 to $5,075,968 at December 31, 1997. This increase is due to the collection of accounts receivable.

	The Company recorded net income of $337,104 in 1997.  The Company had a net inflow of $1,560,415 in cash from operations for the year. The inflow was due primarily to a decrease in accounts receivable of $2,936,244, which was partially offset by a decrease of $866,223 in trade accounts payable and a decrease of $436,000 of accrued expenses.  Cash flows from investing activities used funds totaling $351,962 for the year, representing capital expenditures.  Net cash used by financing activities totaled $93,062, including $37,000 of proceeds from the exercise of stock options and
 $130,062 used for the purchase of treasury stock related to the 1997 Stock
 Repurchase Plan.  During the quarter ended September 30, 1997 the Company established a stock repurchase plan, whereby the Company may purchase up to
 200,000 shares of it's Common Stock.  The Company believes this program represents efficient management of its cash resources and an excellent way to provide additional returns to its shareholders.  As of December 31, 1997 the Company had repurchased a total of 23,000 shares of Common Stock under this plan.
	At the end of 1997, there were no material capital spending commitments outstanding. The Company relies on outside vendors for all of its manufacturing.  Consequently,  the Company's operations do not require substantial capital outlays other than for the periodic purchase of tooling, test equipment, and fixtures.  During 1997, the Company spent  $351,962 for capital expenditures. Total capital expenditures are not expected to be significant based on the current business outlook.

	The Company's credit facility includes a $2.0 million unsecured revolving bank line of credit with $500,000 for letters of credit facility. The bank's revolving line of credit is subject to renewal or cancellation at the end of every 12-month period from the date it was initiated. The Company pays interest monthly on its outstanding loan balance at the Bank's
 Corporate Base  (Prime) Rate, which was 8.5 % at December 31, 1997.  On
 December 31, 1997, the Company's outstanding loan balance was zero.

	At December 31, 1997, the Company had a working capital surplus of $10,607,580, as compared to a working capital surplus of $10,761,352 at December 31, 1996. Included in working capital at December 31, 1997 was $5,075,968 in cash and cash equivalents. Inventories increased by approximately 6.5%, or $215,382, during the year as a result of lower fourth quarter sales. Accounts receivable decreased by 63.7%, or $2,936,244, to $1,672,041. The decrease in accounts receivable results from the collection of record shipments posted for the fourth quarter of 1996 including Roy Thomas, Inc. receivables that totaled $1,657,571, primarily collected in the first quarter of 1997. However, the business is expecting to launch a number of new products in 1998, which will require additional investments in inventories and accounts receivable.

	The Company's management has been engaged in developing a strategy aimed at a more equitable quarterly revenue distribution.  Historically, up to 50% of the Company's sales have been realized during the 4th Quarter of the year, due to the importance of the Christmas season sales.  This pattern resulted in an inefficient use of financial resources during the year and generally sharply lower financial results were posted for the first two quarters of the year.  Management decided to reduce its dependence on holiday products by introducing a promotion strategy to develop and market private label travel computers.  The Company recorded consumer revenues of $9.5 million for the first nine months ended September 30, 1997, representing over 70%
 of consumer products revenue for the 1997 fiscal year.  Of this amount, however, one customer order accounted for approximately 52% of the total revenue, but without the adverse impact of a short sales cycle.  The Company expects that its working capital and cash generated from operations will be sufficient to fund operations for the next 12 months.

IMPACT OF ACCOUNTING PRONOUNCEMENTS

	During 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive
 Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". The company will be required to implement both of these standards during 1998. Although the implementation of these standards will have no effect on the reported operations, the Company is assessing the impact of the required disclosures on its quarterly and annual reports.

 FACTORS THAT MAY AFFECT FUTURE RESULTS

	Except for the historical information, the information set forth herein includes forward-looking statements that are dependent on certain risks and uncertainties. The Company's operating results are dependent upon its ability to rapidly develop, manufacture, and market innovative products that meet customer needs at moderate prices. The process of developing new high technology products is both complex and uncertain, requiring innovative designs and features which anticipate customer needs and anticipate technology trends. As such, important factors which could cause actual results to differ materially from anticipated results include, but are not limited to, market positioning, release dates, and consumer acceptance of the new products; quarterly fluctuations in promotional activity and seasonal factors; timely manufacturing and logistics; the competitive environment; technological change and obsolescence factors in the Company's primary markets; and dependence on distribution channels and key personnel. These factors are difficult to accurately predict, and in some cases are beyond the control of the Company.

Item 7. CONSOLIDATED FINANCIAL STATEMENTS
 The consolidated financial statements of Ultradata Systems, Incorporated, together with notes and the Independent Auditors' Report, are set forth immediately following Item 13 of this Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
 Not Applicable

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
 The following table sets forth certain information regarding the officers and directors of the Company as of March 21, 1998:

  NAME			          	AGE			POSITION
Monte Ross		        	66		President & Chief Executive Officer, Director
Mark L. Peterson	   	41		Vice President - Engineering, Secretary, Director
Ernest Clarke	      	58		Vice President - Government Programs,Director
Leonard Missler	    	50		Vice President - Software Development
Duane Crofts	 	      60		Vice President - Advanced Products
David Biernbaum	 	   43		Chief Operating Officer
Daniel Muehlemann	  	33		Vice President of Sales
Steven H. Akre, Esq.	45		Director
Bruce L. Miller	    	55		Director
John J. Clancy	     	61		Director

	Directors hold office until the annual meeting of the Company's stockholders and the election and qualification of their successors.  Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Background of Directors and Executive Officers:

 Monte Ross founded the Company in 1986 and has served as its President and Chief Executive Officer since inception. For over 20 years prior to founding the Company, Mr. Ross was employed by McDonnell Douglas Corporation in a variety of positions. When he left McDonnell Douglas, Mr. Ross was Director of Laser Systems, responsible for the group of approximately
 400 employees which developed the first laser space communication system and first space laser radar. Mr. Ross is a Fellow of the Institute of Elecrical and Electonic Engineers and the past President of the International Laser Communication Society. Mr. Ross was awarded a Master fo Science degree in Electrical Engineering by Northwestern University in 1962. He is the father-in-law fo Mark L. Peterson, the Company's Vice President-Engineering.

	Mark L. Peterson has been a Director of the Company since it was founded in
 1986.  He has served as the Company's Vice President of Engineering since
 1988.  He is responsible for the design of the Company's hand-held products.
 During the four years prior to joining the Company, Mr. Peterson was employed by McDonnell Douglas Corporation as an electronics engineer for fiber optic products and satellite laser cross-link programs.  Mr. Peterson was awarded a Master of Science degree in Electrical Engineering by Washington
 University in 1980. He is the son-in-law of Monte Ross.

 Ernest Clarke has been employed as the Company's Vice President - Government Programs since 1990. His primary responsibility has been the development of custom test systems for organizations involved in government laser systems programs. For over 20 years prior to joining Ultradata, Mr. Clarke was employed by McDonnell Douglas Corporation in a variety of positions. When he left McDonnell Douglas, Mr. Clarke was its Laser Product Development Manager with responsibility to supervise over 40 engineers. Mr. Clarke was awarded a Master of Science dgree in Electrical Engineering by Washington University in 1970.

 Leonard Missler has served as Vice President - Software Development for the Company since 1990. His primary responsibility has been the development of software for the Company's hand-held products. For over 20 years prior to joining Ultradata, Mr. Missler was employed in software and electronics development and management by Microterm, Inc., Magpower, Magnavox, and Interface Technology. At Microterm, his most recent employer before joining the Company, Mr. Missler was the Director of Operations. Mr. Missler was awarded a Master of Science degree in Electrical Engineering by Washington University in 1970.

 Duane Crofts joined the Company as Vice President - Advanced Products in 1994. Prior to joining the Company, Mr. Crofts served for over five years as a Program Director with McDonnell Douglas Corporation. In that role he was responsible for engineering management, production management, subcontract management, and program management. Mr. Crofts most recently was manager of a multi-million dollar electro-optic development program. Mr. Crofts was awarded a Bachelor of Science degree in Mechanical Engineering by the University of Missouri at Rolla.

 David Biernbaum joined the Company in 1997 as Vice President and Chief Operating Officer. Prior to joining the Company, Mr. Biernbaum had twenty years experience in consumer products marketing, product development, sales management and finance.

 Daniel B. Muehlemann joined the Company in October 1996 as Vice President of Sales. Prior to joining the Company, Mr. Muehlemann served for five years as Senior Accounts Manager for Maxim Technologies, Inc. In that position he developed and implemented key sales and marketing strategies to increase Maxim Technology's national client base. Mr. Muehlemann holds a Bachelor's degree in Communications from Southwest Missouri State University.

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

	John J. Clancy joined the Company in 1995 to serve as a member of the Board of Directors.  Mr. Clancy has served on the Board of Directors at Cimplex
 Corporation, Inc. in San Jose, and Engineering Software Research &
 Development, Inc. in St. Louis.  Mr. Clancy was employed by McDonnell
 Douglas in a variety of positions progressing from Programmer, to Salesman, to Divisional President.  Mr. Clancy was awarded a Bachelor of Science;
 Chemical Engineering: University of Illinois; Master of Science: The Johns
 Hopkins University; Master of Business Administration; Washington University
 - St. Louis; Master of Liberal Arts; Washington University - St. Louis; Doctor
 of Philosophy in History and Business; Washington University-St. Louis.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
 None of the directors, officers or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis reports required during 1997 by Section 16(a) of the Exchange Act, except as follows: each of the Company's five officers was late in filing a report on Form 4, each report containing one transaction.

Item 10. EXECUTIVE COMPENSATION
 The following table sets forth all compensation awarded to, earned by, or paid by the Company to the following persons for services rendered in all capacities to the Company during each of the fiscal years ended December 31, 1997, 1996, and 1995: (1) the Registrant's Chief Executive Officer, and (2) each of the other executive officers whose total salary and bonus for the fiscal year ended December 31, 1997 exceeded $100,000.

			                     	Annual
                      Compensation    	       Long-Term Comp.
Name and  Position   Year    Salary     Bonus    Other(1)    Options
Monte Ross,		       1997   $130,000   $     0  $  5,000        (2)
President		         1996   $114,404   $ 14,000 $  3,000        (3)
			                 1995   $105,000   $  2,000	$ 15,000        (4)

 (1)	Includes five annual payments beginning in 1991, of $12,800 to a Rabbi trust for the benefit of Mr. Ross. The trust was established in 1991 as deferred compensation for services rendered prior to 1991, for which he received $50,000 less than his base salary.

 (2) 	During 1997 the Board's Stock Option Committee awarded Mr. Ross options to purchase an additional 12,500 shares of Common Stock at an exercise price of $5.75.

 (3)	During 1996 the Board's Stock Option Committee awarded Mr. Ross options to purchase an additional 15,000 shares of Common Stock at an exercise price of $7.39. None of the options have been exercised.


 (4)	During 1995 the Board's Stock Option Committee awarded Mr. Ross options to purchase a total of 15,000 shares of Common Stock at an average price per share of $5.25. None of the options have been exercised.

Employment Agreements;  Royalty Agreement

	Messrs. Ross, Peterson and Clarke have individual employment agreements with the Company beginning September 1, 1994.  Except as noted herein, the terms of the employment agreements are substantially identical.  The agreements, which were scheduled to terminate on October 31, 1997, were extended by action of the Board of Directors to October 31, 1999.  The agreements provide for base salaries, which are adjusted annually by the Board of
 Directors.  If the majority of the Board cannot agree as to a level of of salary adjustment, the salary will increase by 10% for Mr. Clark and
 Mr. Peterson and 5% for Mr. Ross.  The employment agreements restrict each officer from competing with the Company for one year after the termination of his employment unless that employee establishes that his employment by a competitor will not involve the use of any information which is considered confidential by the Company.

	Leonard Missler, Vice President - Software Development, has a Royalty Agreement
 with the Company dated September 14, 1989.  The Agreement terminates on
 September 13, 2009.  Mr. Missler specifies in the Agreement that he will keep confidential all of the Company's information regarding its technology and products.  In exchange, the Agreement provides that the Company will pay
 Mr. Missler a royalty equal to 1% of net sales of the Company's ROAD WHIZ products and 1/2% of net sales of other products incorporating the ROAD WHIZ database. During the three year ended December 31, 1997, royalty expense totaling $116,480, $55,540, and $66,477 respectively were recognized.


STOCK OPTION AWARDS

 The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the year ended December 31, 1997 and those options held by him on December 31, 1997.

 OPTION GRANTS IN CURRENT FISCAL YEAR

			                 	Percent		                   	Potential Realizable
				                 of Total		                  	Value at Assumed
			                 	Options		                   	Annual Rates of
	        	Number of 	Granted		                   	Stock Price
	        	Securities	to			                       	Appreciation
	        	underlying	Employees	Exercise          	For Option Term
	        	option   	 in Fiscal 	Price		Expiration
  Name		  Granted(#)	Year		    ($/Sh)   Date         5%         10%
Monte Ross	  12,500	  24%		     $5.75 	12/24/02    $19,860     $45,200

AGGREGATED FISCAL YEAR OPTION VALUES

    	   	Number of Securities                Underlying Value of Unexercised
         Unexerised Options at Fiscal        in-the-Money Options at
   Name	 Year-End(#)                         Fiscal Year-End

Monte Ross	         	57,50			                        	$293,125

 STOCK OPTION PLANS

 The 1994 Stock Option Plan

	On September 28, 1994, the Board of Directors of the Company adopted and the shareholders approved the Ultradata Systems, Inc. 1994 Stock Option Plan
 (the "Option Plan").  The Option Plan is designed to permit the Company to grant either incentive stock options under Section 422A of the Internal
 Revenue Code (the "Code") or non-qualified stock options.  Under the Option
 Plan, a Stock Option Committee (the "Option Committee") of the Board is
 authorized to grant options to purchase up to 175,000 shares of stock to key employees, officers, directors, and consultants of the Company.  The
 Option Committee administers the Option Plan and designates the optionees, the type of options to be granted (i.e., non-qualified or incentive stock options), the number of shares subject to the options, and the terms and conditions of each option.  The terms and conditions include the exercise price, date of grant, and date of exercise of each option.  An employee may, at the discretion of the Option Committee, be permitted to exercise an option and make payment by giving a personal note.

	Incentive stock options may only be granted to employees of the Company and not to directors or consultants who are not so employed.  The exercise price for incentive stock options must be at least one hundred percent (100%) of the fair market value of the Common Stock as determined by the Option
 Committee on the date of grant.  All incentive stock options under the
 Option Plan must be granted within ten years from the date of adoption of the Option Plan and each option must be exercised, if at all, within five years of the date of grant.  In no event may any employee be given incentive stock options whereby more than $100,000 of options are able to be exercised for the first time in a single calendar year.  All incentive stock options must be exercised by an optionee within 30 days after termination of optionee's employment, unless such termination is as a result of death, disability, or retirement. In the event an optionee's employment is terminated as a result of death or disability, such optionee or his designated beneficiary shall be entitled to exercise any and all options for a period of six months after such termination.  If an optionee's employment is terminated as a result of retirement, the optionee shall be entitled to exercise his options for a period of three months following such termination.

	Non-qualified stock options under the Option Plan are generally subject to the same rules as discussed above. Non-qualified stock options may, however, also be granted to directors and consultants, whether or not such individuals are employees of the Company. The exercise price for non-qualified stock options may not be granted at less than eighty-five percent (85%) of the fair market value of the shares on the date of grant.


 The 1996 Stock Option Plan

 The 1996 Plan is designed to permit the Company to grant either incentive stock options under Section 422A of the Internal Revenue Code(the"Code") or non-qualified stock options. Under the 1996 Plan, a Stock Option Committee (the "Option Committee") of the Board is authorized to grant options to purchase up to 175,000 shares of stock to key employees, officers, directors and consultants of the Company. The Option Committee administers the 1996 Plan and designates the optionees, the type of options to be granted (i.e. non-qualified or incentive stock options), the number of shares subject to the options, and the terms and conditions of each option. The terms and conditions include the exercise price, date of grant, and date of exercise of each option. An employee may, at the discretion of the Option Committee, be permitted to exercise an option and make payment by giving a personal note.

 Incentive stock options may only be granted to employees of the Company and not to directors or consultants who are not so employed. The exercise price for incentive stock options must be at least one hundred percent (100%) of the fair market value of the Common Stock as determined by the Option Committee on the date of grant. All incentive stock options under the 1996 Plan must be granted within ten years from the date of adoption of the Option Plan and each option must be exercised, if at all, within five years of the date of grant. In no event may any employee be given incentive stock options whereby more than $100,000 of options become exercisable for the first time in a single calendar year. All incentive stock options must be exercised by an optionee within 30 days after termination of optionee's employment, unless such termination is as a result of death or disability, such optionee or his designated beneficiary shall be entitled to exercise any and all options for a period of six months after such termination. If an optionee's employment is terminated as a result of retirement, the optionee shall be entitled to exercise his options for a period of three months following such termination.

 Non-qualified stock options under the 1996 Plan are generally subject to the same rules as descussed above. Non-qualified stock options may, however, also be granted to directors and consultants, whether or not such individuals are employees of the Company. The exercise price for non-qualified stock options may not be granted at less than eighty-five percent (85%) of the fair market value of the shares on the date of grant.

	During 1997, the Company canceled incentive stock options to purchase 118,100 shares of Common Stock at excercise prices ranging from $5.75 to $7.39. The same number of new options was issued at a price of $5.50.

	During 1997 the Company issued additional incentive stock options to purchase 12,500, 3,000, 25,000, and 51,500 shares of Common Stock at exercise prices of $6.75, $7.00, $6.88, and $5.75, respectively.  The following officers were recipients of options (other than those options which were canceled and reissued):
                       	      Number of            Average
	Officer                      Shares               Exercise Price
	Monte Ross		                  	12,500		           	$ 5.75
	Mark Peterson		                 5,000	      	        5.75
	Ernest Clarke		                 5,000	           		  5.75
	Leonard Missler	              	 2,500			             5.75
	Duane Crofts		                  5,000			             5.75
	David Biernbaum	              	27,500 			            6.77
	Daniel Muehlemann		             5,000			             5.75


REMUNERATION OF DIRECTORS

	Prior to April 21, 1994, the Directors of the Company who were not officers received 208 shares of Common Stock per meeting as compensation for their services.  That policy was terminated on April 21, 1994.  Outside Directors now receive $250 per meeting and are reimbursed for out-of-pocket expenses incurred on the Company's behalf.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
	The following table sets forth the beneficial ownership of outstanding shares of Common Stock of the Company as of March 13, 1998 by any person who, to the knowledge of the Company, owns beneficially more than 5% of the outstanding Common Stock, by all directors of the Company, and by the directors and officers of the Company as a group. None of the persons identified below owns any securities of the Company other than the Common Stock listed below:

Name and       			     Amount and
Address of  	     		   Nature of	     	Percentage
Beneficial         		  Beneficial	    	of Outstanding
Owner (1)           		 Ownership	     	Shares (6)
Monte Ross(2)            598,500 	        17.54%
                    	    shares of
                     	   record

Mark L. Peterson(3)      176,705		         5.17%
                     	   shares of
                     	   record

Ernest Clarke(4)      	  155,552           4.56%
                     		  shares of
                     		  record

Steven Akre(5)             3,496      		   0.10%
                     	 	 shares of
                     	 	 record

Bruce Miller           	   2,872      		   0.08%
                     		  shares of
                     		  record

John Clancy		     	    	   3,692		         0.11%
			  		                  shares of
			  	                 	 record

Leonard Missler		    	     37,936		        1.11%
			                      shares of
                       	 record

Duane Crofts		     	       24,239		        0.71%
			                      shares of
                       		record

David Biernbaum	     		    27,500		        0.81%
			                      shares of
                       	 record

Daniel Muehlemann			        5,000		        0.15%
                       	 shares of
					                    record

All officers and   	    1,035,492		       30.30%
directors as a group (10 persons)

(1)	The address of each of these shareholders is c/o Ultradata Systems,
 Incorporated,	9375 Dielman Industrial Drive, St. Louis, Missouri 63132

(2)	Includes 536,000 shares owned by the Monte Ross and Harriet J. Ross
 Living Trust. Mr. Ross and his wife share investment control over the trust; they may revoke it or amend it at will; and they receive all income from the trust during the life of either of them.

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

(5)	Includes 3,120 shares owned by the G. Akre Irrevocable Trust, over which
 Mr. Akre's wife has investment control.
(6)	In determining the percentage of outstanding shares, all presently
 exercisable options owned by the shareholder 	or the group are treated as
 having been exercised.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
	On May 8, 1987, the Monte Ross and Harriet Ross Living Trust (the "Ross Trust") sold 93,582 shares of common stock to the Company for $100,000.
 The Company paid for the shares by issuing to Monte Ross, the Company's President, a promissory note in the principal amount of $100,000. The note bore interest at 8% per annum and was payable in five equal installments of $20,000 plus accrued interest, commencing January 1, 1990. Mr. Ross had the option on each installment date to convert the annual installment and accrued interest into 31,588 shares. He did not exercise the option on ony of the five installment dates, nor did the Company make payments to him on the note.On February 22, 1994, the Board of Directors offered payment fo the total principal and accrued interest by issuing 157,941 shares of Common Stock. Mr. Ross accepted the offer. The Company has allocated these shares on its consolidated financila statements among the five years in whcih the options were exercisable.

	On September 17, 1994, the Board of Directors of the Company approved the sale of 150,000 shares of Common Stock to the Company's three officers/directors as follows:
		                    		Shares		     	Notes
	Monte Ross	           	100,000  	$  187,500
	Mark L. Peterson	       25,000  	$   46,875
	Ernest Clarke	          25,000	  $   46,875
      TOTAL	           	150,000  	$  281,250

	The purchase price for the shares was $1.875 per share, which was paid by each officer/director in the form of a promissory note bearing interest at 6% per annum. The principal amount of each note, plus accrued interest, is payable on July 1, 1999.

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

	Employee		        	Shares		   Notes
	Monte Ross		      	55,734	  	$ 66,500
	Mark Peterson	    	13,725	  	$ 16,750
	Ernest Clarke	    	13,725	  	$ 16,750
	Leonard Missler	  	17,676	  	$ 21,250
	Duane Crofts		      2,080	  	$  2,500
	Other Employees		   4,583  		$  5,500
	TOTAL			          107,523	  	$129,250

	The Company has an agreement with Leonard Missler, its Vice President - Software Development, under which, through September 13, 2009, it pays Mr. Missler a 1% royalty on all net sales of ROAD WHIZ products and 1/2% on net sales of other products incorporating the ROAD WHIZ database. During the years ended December 31, 1997, 1996, and 1995, the Company paid royalties to Mr. Missler of $116,480, $55,540, and $66,477, respectively.

	Steven H. Akre, Esquire, a member of the Company's Board of Directors, has performed legal services as general counsel for the Company since its inception. During 1997, 1996 and 1995, Mr. Akre was paid $44,557, $20,219 and $21,453, respectively, for legal services.


Item 13. EXHIBITS, LIST, AND REPORTS
(a) Consolidated Financial Statements
   	List of Consolidated Financial Statements Under Item 7 of this
	Report:

	Independent Auditors.Report

	Consolidated Balance Sheets as of December 31, 1997 and 1996.

	Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1997.

	Consolidated Statements of Stockholders' Equuity for each of the years in the three-year period ended December 31, 1997.

	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1997.

	Notes to Consolidated Financial Statements for the years ended  December 31,
 1997 and 1996.

FINANCIAL STATEMENT SCHEDULE

 (b)  Exhibits Index AND REPORTS ON FORM 8-k
      Regulation S-B

      Exhibit Number

3-a.	    Articles of Incorporation, and 1989 amendment. (1)
3-a.(1)  Amendment to Articles of Incorporation dated March 4, 1991,
        	March 22, 1994, and November 18, 1994. (1)
3-a.(2)  Certification of Correction of Articles of Incorporation. (1)
3-b.	    By-laws. (1)
4-a.	    Specimen of Common Stock Certificate. (1)
4-b.	    Form of Warrant Agreement. (1)
4-b.     (1)	Specimen of Class A Warrant. (1)
10-a.   	Lease dated May 23, 1990, as amended on November 31, 1993, for premises at 9375 Dielman Industrial Drive, St. Louis, Missouri.(1)
10-a.    (1)	Lease Addendum dated October 17, 1995, for premises at 9375
         Dielman Industrial Drive, St. Louis, Missouri.(1)
10-b.	   1994 Stock Option Plan.(1)
10-c.   	Employment Agreement with Monte Ross.(1)
10-d.   	Employment Agreement with Mark L. Peterson.(1)
10-e.	   Employment Agreement with Ernest Clarke.(1)
10-f.	   Royalty Agreement dated September 14, 1989, between the Company and
         Leonard Missler.(1)
10-f.(1)	Modification Agreement dated November 4, 1995, to Royalty Agreement
         dated September 14, 1989,	between the Company and Leonard Missler.(1)
10-g.   	Promissory Note and Security Agreement dated March 4, 1994, between the Company and The Boatman's National Bank of  St. Louis.(1)
10-h.   	Letter of Agreement dated March 16, 1992, between the Company and
         Trailer Life Enterprises.(1)
10-i.   	Agreements dated March 18, 1994, April 25, 1994, and May 23, 1994, among the Company, Howard Kenig, and POIS, Inc.(1)
10-j.   	Promissory Note and Security Agreement dated April 1, 1995, between the Company and the Boatmen's National Bank of St. Louis Missouri.(1)
10-k    	Licensing Agreement between Kiniticom, Inc., and the Company dated
         March 15, 1996 (3)
10-l    	Credit Agreement-Between Boatmen's National Bank of St. Louis and
         the Company, dated May 1, 1996. (3)
10-m    	Call for Redemption of Class A Warrants on Form 8-K, dated August
         6, 1996. (3)
10-n    	Letter of agreement dated September 17, 1996 between the Company and
         TravRoute Software (3)
10-o    	Extended employment agreement as of September 30, 1997 between the
         Company and Monte Ross (2)
10-p    	Extended employment agreement as of September 30, 1997 between the
         Company and Mark L. Peterson (2)
10-q    	Extended employment agreement as of September 30, 1997 between the
         Company and Ernest Clarke (2)
10-r    	Employment Agreement as of October 13, 1997 between the Company and
         David Biernbaum (2)
11.     	Computation of per share earnings.(2)
12.      Subsidiaries - POIS, Inc.
27.     	Article 27 Financial Data Schedule

1) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (33-85218 C) and incorporated herein by reference.

(2) Included herewith.

(3) Previously filed.

(c)	Reports on Form 8-K
	None during the fourth quarter

INDEPENDENT AUDITORS' REPORT

 The Board of Directors and Stockholders
 Ultradata Systems, Incorporated:

 We have audited the accompanying consolidated balance sheets of Ultradata Systems, Incorporated and subsidiary (the Company) as of December 31, 1997 and 1996 and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free or material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ultradata Systems, Incorporated and subsidiary as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

 March 16, 1998



ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 1997 and 1996

Assets						                                             	1997	     	1996
Current assets:
	Cash and cash equivalents                          		$ 5,075,968   3,960,577
	Trade accounts receivable, net of allowance for doubtful
 	accounts of $34,190 and $16,644 at December 31,1997
  and 1996, respectively		                              1,672,041   4,608,285
	Costs and estimated earnings on long-term contracts			   528,620     438,670
	Inventories					                                       3,504,835   3,289,453
	Deferred tax assets			                                    63,815	     62,600
	Prepaid expenses and other	current assets				            700,900	    641,376

Total current assets				                               11,546,181  13,000,961

Property and equipment, net			                            784,906     642,245
Deferred compensation trust			                            126,740      91,689
Other assets					                                         340,867      43,968

Total assets			                                     	$ 12,798,694  13,778,863

Liabilities and Stockholders' Equity

Current liabilities:
	Accounts payable				                                     509,338   1,374,346
	Accrued expenses and other liabilities                   429,263     865,263

Total current liabilities			                              938,601   2,239,609

Deferred rent					                                         16,172     		8,708
Deferred compensation liability		                         126,740      91,689
Deferred tax liabilities			                                57,612      23,330

Total liabilities					                                  1,139,125   2,363,336

Commitments and contingencies                            				 -         	-
Minority interest				                                      		 -         	-

Stockholders' equity:
Common stock, $.01 par value; 10,000,000 shares authorized;
 3,410,000 and 3,403,500 shares issued and
 outstanding at December 31, 1997 and 1996, respectively    34,100     34,035
	Additional paid-in capital		                            9,799,936  9,763,001
	Retained earnings				                                   2,366,095  2,028,991
	Treasury stock				                                       (130,062)      -
	Notes receivable issued for purchase of common stock			 (410,500)   (410,500)

Total stockholders' equity			                          11,659,569  11,415,527

Total liabilities and stockholders' equity            $12,798,694  13,778,863

See accompanying notes to consolidated financial statements.

ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY

Consolidated Statements of Operations
Years ended December 31, 1997, 1996, and 1995

                                            	1997       		1996	      	1995
Net sales:
	Consumer products	                     	$ 13,253,980   8,282,436   9,437,239
	Contract			                                  563,251     810,484     675,465

Total net sales			                         13,817,231   9,092,920   10,112,70

Cost of sales:
	Consumer products		                        5,365,307   3,496,215   4,659,406
	Contract			                                  292,218     380,207     316,572

Total cost of sales		                       5,657,525   3,876,422   4,975,978

Gross profit			                             8,159,706   5,216,498   5,136,726

Selling expense			                          4,540,359   2,297,307   1,348,780

General and administrative	expense     		   2,327,498   1,725,720   1,131,796

Research and development expense            1,022,095   1,001,646     556,213

Operating profit			                           269,754     191,825   2,099,937

Other income (expense):
	Interest expense		                            (1,155)     (3,428)    (13,743)
	Interest income		                            225,566     120,693     142,359
	Royalty income			                                570 	       503 	       114
	Other, net                                       594     	(4,448)    (10,019)

Total other income, net		                     225,575     113,320     118,711

Income before income tax expense              495,329     305,145   2,218,648

Income tax expense		                          158,225      97,008     836,746

Net income			                           	$    337,104     208,137   1,381,902

Earnings per share:
	Basic			                                    	$	0.10 		     0.08       	0.60

	Diluted		                                   	$	0.10 		     0.08       	0.54

See accompanying notes to consolidated financial statements.


ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity
Years ended December 31, 1997, 1996 and 1995


		   					                                       	Notes
	 		  				                                       	receivable
		                 	Unrealized			                	issued
	        Additional	loss on			                   	for purch    Total
Common   paid-in   	marketable	Retained Treasury  of commons   stockholders
stock	   capital   	securities	earnings stock     stock	       equity

Balance at December 31, 1994
$19,591 2,124,879    (104)     438,952 	           (413,250)  2,170,068
Purchase and retirement of 10,400 shares of common stock
                     (104)     (12,396) 					                   (12,500)
Net proceeds of initial public offering of 402,500 shares
  4,025 1,488,547 						                                      1,492,572
Net income
			                          1,381,902  			                   1,381,902
Decrease in unrealized loss on marketable securities
		                    104 						                                    104
Repayment of notes receivable issued for purchase of common stock
								                                              2,750       2,750
Balance at December 31, 1995
 23,512 3,601,030 	          1,820,854   	         (410,500)  5,034,896

Exercise of warrants for 1,051,987 shares
 10,520 6,160,099							                                      6,170,619
Exercise of stock options for 300 shares
	     3     1,872								                                         1,875
Net income
 				                        	 208,137			                       208,137

Balance at December 31, 1996
 34,035 9,763,001		          2,028,991	            (410,500) 11,415,527
Exercise of stock options for 6,500 shares
     65    36,935 						                                         37,000
Purchase of 23,000 shares of treasury stock
						                                    (130,062)       	    (130,062)
Net income
					                          337,104 			                      337,104

Balance at December 31, 1997
$34,100 9,799,936 	            2,366,095  (130,062) (410,500)11,659,569

See accompanying notes to consolidated financial statements.

ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years ended December 31, 1997, 1996 and 1995

					                                        	1997	       	1996	    	1995

Cash flows from operating activities
	Net income			                             $ 337,104      208,137  1,381,902
	Adjustments to reconcile net income to net cash provided by
 	(used in) operating activities:
		Depreciation and amortization
                                   					     209,301     	101,060     62,841
		Deferred income tax provision
					                                         33,067      (12,815)    14,545
		Discount accretion
									                                                            (52,960)
	Increase (decrease) in cash due to changes in operating assets
 	and liabilities:
		Trade accounts receivable, net
					                                      2,936,244   (1,814,031)(1,741,044)
		Costs and estimated earnings on long-term contracts
					                                        (89,950)     173,647    (612,317)
		Inventories		                             (215,382)  (1,334,869)   (514,411)
		Prepaid expenses and other current assets
					                                        (59,526)    (518,524)    (91,843)
		Other assets	                             (296,899)     (26,430)     10,740
		Accounts payable	                         (865,008)    	701,130    (156,631)
		Accrued expenses and other liabilities
					                                       (436,000)    	276,531      32,829
		Deferred rent		                              7,464 	      7,464     	(6,137)

	Net cash provided by (used in) operating activities
                                 							   1,560,415   (2,238,700) (1,672,486)

Cash flows from investing activities:
		Purchase of marketable securities
                                        						-           	-       (2,498,189)
		Sale of marketable securities
                                             	-          	800,000   1,852,917
		Capital expenditures                      (351,962)    (340,282)   (274,809)

Net cash (used in) provided by investing activities
                                   					    (351,962)    	459,718    (920,081)

Cash flows from financing activities:
	Proceeds from line of credit
                                             		-         	  -         765,500
	Repayments of bridge loan financing
					                                         	-         	  -        (135,000)
	Principal payments on line of credit
				                                          	-           (448,000) (317,500)
	Proceeds from sale of stock	                  37,000     6,172,494     	-
	Repurchase of stock	                        (130,062)    	  -        (12,500)
	Net proceeds from initial public offering
				                                          		-      	     -      1,492,572
Deferred offering costs	                       	-      	     -	       183,208
    Proceeds from repayment of notes
    receivable to purchase common stock                                 2,750
	Increase in deferred compensation trust      (35,051)       (8,525)  (28,997)
	Increase in deferred compensation liability			35,051 	       8,525    21,049

Net cash (used in) provided by financing activities
	                                             (93,062)    5,724,494 1,971,082

Net increase (decrease) in cash and cash equivalents
					                                       1,115,391     3,945,512  (621,485)

Cash and cash equivalents at beginning of year
                                    					   3,960,577        15,065   636,550

Cash and cash equivalents at end of year
                                    					$  5,075,968     3,960,577    15,065

Supplemental disclosure of cash flow information:

	Cash paid during the year for interest
				                                    	$      1,184	        5,440    15,761
 Cash paid during the year for taxes          275,569       341,389   635,998

See accompanying notes to consolidated financial statements.


(1) Summary of Significant Accounting Policies

	(a)	Description of Business

	The principal business activity of Ultradata Systems, Incorporated (the Company) is the design, manufacture, and sale of hand-held electronic information products. In addition, the Company performs laser system development and manufacturing under certain contracts with the United States government.

	(b)	Basis of Presentation

	The consolidated financial statements include the accounts of the Company and its previously majority-owned subsidiary, POIS, Inc. (POIS).
 During the fourth quarter of 1997, the Company acquired the remaining 19% of POIS, Inc. As a result of operating losses incurred by POIS, the consolidated financial statements include 100% of the POIS accounts, as the minority interest did not have the ability to absorb these losses.
 All significant intercompany balances and transactions have been eliminated in consolidation.

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

	(e)	Accounting for Long-term Contracts

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

	(f)	Inventories

	Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

	(g)	Property and Equipment

	Property and equipment are stated at cost. Maintenance and repairs are expensed as incurred. Major improvements which materially extend useful lives are capitalized. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets, generally five years.
 Leasehold improvements are amortized over the shorter of the term of the related lease or its useful life.

	(h)	Operating Lease

	Lease expense on the corporate facilities is recognized on a straight-line basis over the primary term of the lease. The lease provides for accelerating rent over the lease term. Accordingly, deferred rent has been recorded in the Company's consolidated balance sheet.


	(i)	Deferred Compensation Trust

	Deferred compensation trust represents contributions made by the Company to a Rabbi trust plus the related dividend and interest income earned on investments.  The amounts are restricted from use for operation purposes and investment decisions are made by the trust beneficiary.  The deferred compensation trust is recorded at its fair value.

	(j)	Revenue Recognition

	Revenue is recognized upon shipment of consumer products. Revenue is recognized on the percentage-of-completion method for contracts.
 Cost of sales includes the material and other related costs.

	(k)	Other Assets

 Included in other assets are $290,635 of capitalized software development costs. Software development costs are expensed as incurred until technological feasibility is achieved, after which they are capitalized on a product-by-product basis. Amortization of capitalized software development costs will begin when the product is available for general release to customers. For the period ended December 31, 1997, no amortization was recognized, as the product has not yet been released.

	(l)	Royalty Expense

	Royalty expense is recognized on a pro rata basis as units are sold.

	(m)	Income Taxes

	Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the enactment date.

(n)	Earnings Per Share

 Effective December 31, 1997, the company adopted Statement of Financial Accounting Standards (SFAS) No.128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share for 1997 interim and annual periods, and restatement of all prior periods presented. Restated earnings per share information for 1997 and 1996 interim periods are contained in note 19, "Unaudited Quarterly Financial Information".

(o)	Fair Value of Financial Instruments

	The Company discloses estimated fair values for its financial instruments. A financial instrument is defined as cash or a contract that imposes on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, and convesys to that second entity the rieght to receive cash or another financial instrument from the first entity.

	(p)	Stock-Based Compensation

	SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation costs for stock-based employee compensation at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees."




	(q)	Reclassifications

	Certain 1996 and 1995 balances have been reclassified to conform with the 1997 presentation.

 (2)	Advertising

	The Company expenses the production costs of advertising the first time advertising takes place, except for direct response advertising, which is capitalized and amortized over its expected period of future benefits.

	At December 31, 1997 and 1996, $ 191,814 and $510,521 of advertising costs were reported as an asset. Included in the 1997 assets is $103,187 which represents capitalized costs of direct-response advertising.
 Direct-response advertising consists primarily of credit-card inserts that include order coupons for the Company's products. The capitalized costs of the advertising are amortized on a declining basis over the four-month period following the mailings. Advertising expense totaled $2,066,472, $1,773,454 and $942,402 for fiscal years 1997, 1996, and 1995, respectively.

 (3)	Inventories

	Inventories at December 31, 1997 and 1996 consist of the following:

					                       	1997			        	1996

	Raw materials	         	$ 1,474,792			   $1,783,741
	Work in process	            170,369	 	      130,876
	Finished goods	   	       1,859,674 		    1,374,836
				                    	$ 3,504,835			  $ 3,289,453

 (4)	Property and Equipment

	Property and equipment at December 31, 1997 and 1996 consist of the following:

							                                            1997	        1996
	Research and development equipment	          $  147,881   $  127,144
	Production equipment			                          44,501	     	44,501
	Tooling and test equipment		                    689,124      398,389
	Office furniture and equipment	                 275,973	     212,344
	Sales displays				                               69,011	     	59,548
	Tooling in process			                          	    -	        57,569
	Leasehold improvements 			                      109,908       84,941

                                               1,336,398	     984,436
	Less accumulated depreciation
		and amortization	                              551,492      342,191
							                                       $  784,906  	$  642,245

	Depreciation and amortization expense for the years ended December 31, 1997,
 1996, and 1995 totaled $209,301, $101,060, and $62,841, respectively.

 (5)	Leases

	The Company revised and expanded its corporate facilities lease as of November 1, 1995. The lease is an operating lease which expires October 31, 2001. The lease is cancelable after October 1998. The Company pays monthly rent plus 31% of all building expenses. Rental expense totaled approximately $120,100, $117,300, and $49,300 for the years ended
 December 31, 1997, 1996, and 1995, respectively.





	Future minimum lease payments and the related totals expensed for financial reporting under the operating lease consist of the following:

							                                      Rent
					                              Cash	     expense to be
					                              Payment   recognized

	Year ending December 31:
                        	1998 				$   94,544  		99,520
	                        1999 				   106,984	  	99,520
                        	2000 				   106,984	  	99,520
                        	2001 				    89,153	  	82,933
				                              $  397,665   381,493

 (6)	Accrued Expenses and Other Liabilities

	Accrued expenses and other liabilities at December 31, 1997 and 1996 consist of the following:

	                                     								1997	    1996

	Accrued sales commissions and royalties	$   90,003  	$ 95,119
	Accrued advertising				                     51,850    433,811
	Income taxes payable				                    27,278	   173,637
	Other							                               260,132	   162,696
							                                 	$  429,263	  $865,263

 (7)	Deferred Compensation

	Deferred compensation represents the market value of investments made by the
 Company in conjunction with a deferred compensation arrangement with the
 Company's President for services provided prior to 1991.  Five annual payments of $12,800 were paid through December 31, 1995 to a Rabbi trust for the benefit of the Company's President (see note 1).

(8)	Line of Credit

	On March 4, 1994, the Company entered into a revolving line of credit with a commercial bank which requires monthly interest payments at the prime rate
 (8.5 %, and 8.25% at December 31, 1997 and 1996, respectively) on outstanding borrowings. The line of credit totaled $2,000,000 at December
 31, 1997 and 1996. There were no outstanding borrowings at December 31, 1997 or 1996.  The line of credit is unsecured and expires May 1, 1998.
 Management anticipates renewing the line of credit prior to that time.

(9)	Initial Public Offering and Subsequent Warrant Conversion

	Effective on February 7, 1995, the Company completed an initial public offering of securities. The proceeds, net of underwriting fees and offering expenses, from the aggregate sale of 402,500 shares of common stock and 402,500 redeemable Class A warrants were $1,492,572.  Each Class A warrant permitted the holder to purchase one share of common stock for $6.00 from January 31,
 1996 through January 30, 1988.  An additional 600,000 Class A warrants were sold to the public by certain selling security holders at that time.

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

(11)	Earnings Per Share

 A reconciliation of the numerator and denominator of the earnings per share calculations is provided for all periods presented. The numerator for basic and diluted earnings per share is net income for all periods presented. The denominator for basic and diluted earnings per share for 1997, 1996 and 1995 follows:

	                       				                 	1997	      	1996      		1995
Weighted average shares used for basic earnings per share
                                            3,400,967   2,717,837   2,308,945
Effect of dilutive securities:
	Warrants			                                     - 	         - 	      214,725
	Stock Options			                              24,646    	 55,402      22,022

Weighted average shares used for diluted earnings per share
                                            3,425,613   2,773,239   2,545,692

 Options to purchase 102,000 shares of common stock at prices ranging from $6.75 to $7.39 per share were outstanding during 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than average market price of the common shares.

(12)	Income Taxes

	Income tax expense (benefit) for the years ended December 31, 1997, 1996, and 1995 consists of:
							                                                      1997
					                                             	Current 	Deferred 	 Total
Federal				                                       $100,446	  29,922   130,368
State					                                        $ 24,712	   3,145    27,857

                                    					         $125,158   33,067   158,225

	                                                    							  1996
					                                             	Current 	Deferred  	Total
Federal				                                      $  90,784	 (11,466)   79,318
State					                                          19,039	  (1,349)   17,690

                                        					    $ 109,823	 (12,815)   97,008

                                                     							  1995
					                                              Current 	Deferred  	Total
Federal			                                      	 $755,277	  13,340   768,617
State					                                          66,924	   1,205	   68,129
					                                             $822,201	  14,545   836,746

	Income tax expense for the years ended December 31, 1997, 1996, and 1995 differed from the amounts computed by applying the statutory U.S. federal corporate income tax rate of 34% to income before income tax expense as a result of the following:

                                              	       1997	    1996     1995

Expected income tax expense	                 	    $ 168,412  103,749  754,340
 Increase (decrease) in income taxes
 resulting from:
	State income taxes,net of Federal Benefit:
                                                      18,386   11,675	 44,966
	Nondeductible expenses for federal income tax purpose
						                                                13,995   15,100  65,195
	Research and experimental credits
	                                                    (25,589) (33,147)(27,755)
	Other, net				                                      (16,979)   	(369)  	-
					                                              $ 158,225   97,008 836,746


	The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1996:


                                                        1997	   1996
	Deferred tax assets:
	Capital loss carryforwards              		         $  6,664    6,664
	Accounts receivable, principally due to
	accrual for financial reporting purposes       	     12,992   16,450
	Inventories, principally due to additional
	costs inventoried for tax purposes
	pursuant to the Tax Reform Act of 1986	              32,936   31,316
	Other	                                               11,223	   8,170
	Total deferred tax assets			                      $  63,815	  62,600


	Deferred tax liabilities:
	Prepaid advertising			                            $ (39,211)   	 -
		Property, plant and equipment, principally
	due to differences in depreciation basis	           (18,401) (23,330)
	Total deferred tax liabilities	                   $ (57,612) (23,330)
Net deferred tax assets	                           $   6,203   39,270

 Management of the Company believes the deferred tax assets will more likely than not be realized and, therefore, no valuation allowance has been recorded at December 31, 1997 or 1996.

(13)	Employee Benefit Plans

	(a)	Simplified Employee Pension Plan

	The Company maintains a simplified employee pension plan covering all full-time employees. Subject to approval by the Board of Directors, the Company matches employee contributions up to 3% of the compensation paid to participating employees, as defined by the plan. Employees may contribute up to 12% of their compensation. Expense attributable to Company contributions totaled $33,030, $27,546 and $17,848, during the years ended December 31, 1997, 1996, and 1995, respectively.

	(b)	Incentive Stock Option Plans

	At December 31, 1997, the Company has two fixed stock option plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two fixed stock option plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                 					   1997	    1996	     1995

Net income
		As reported	                      	$ 337,104	$ 208,137	$ 1,381,902
	 Pro forma			                       $ 115,127	$ 109,993	$ 1,179,853

Basic earnings	    As reported        	$  0.10     $ 0.08 	   $ 0.60
per share	         Pro forma	          $  0.03     $ 0.04     $ 0.51

Diluted	           As reported	        $  0.10	    $ 0.08 	   $ 0.54
earnings per share Pro forma	          $  0.03	    $ 0.04	    $ 0.46

	Under the 1994 Incentive Stock Option Plan, the Company may grant incentive stock options to its employees, officers, directors, and consultants of the
 Company to purchase up to 175,000 shares of common stock.  Under the 1996
 Incentive Stock Option Plan the Company may grant incentive stock options to its employees, officers, directors, and consultants of the Company to purchase up to 175,000 shares of common stock.  Under both plans, the exercise price of each option equals the market price of the Company stock on the date of grant, and the options' maximum term is five years.  Options are granted at various times and are exercisable immediately.

	The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively:  dividend yield of zero for all years; expected volatility of 52.3%, 58.6% and 47.3%;
 risk-free interest rates of 5.70%, 6.42% and 6.00%; expected lives of five years for both plans.

	A summary of the status of the Company's two fixed stock option plans as of
 December 31, 1997, 1996, and 1995 and changes during the years then ended is presented below:



 The following table summarizes information about fixed stock options outstanding at December 31, 1997


                                   1997             1996           1995
                                     Weighted         Weighted        Weighted
                                     average          average         average
                                     exercise         exercise        exercise
                           Shares    price    Shares  price    Shares price

 Outstanding at beginning of year
                           215,692    $ 6.26  164,492  $ 5.91     -        -
 Granted                   210,100    $ 5.82   51,500  $ 7.39 164,992  $ 5.91
 Exercised                  (6,500)   $ 5.69     (300) $ 6.25     -        -
 Forfeited                (118,100)   $ 6.26     -        -      (500) $ 5.75
 Outstanding at end of year
                           300,792    $ 5.85   215,692 $ 6.26  164,492 $ 5.91


Weighted average fair value
  of options granted to
  employees during the year   $ 3.02               $ 3.88          $2.91





                           Options outstanding and exercisable

                     Number            Weighted average
        Range of     outstanding at    remaining         Weighted average
    exercise prices December 31, 1997  contractual life  exercise price

    $5.00 - $5.99      209,600            4.2 years            $ 5.48
    $6.00 - $6.99       78,192            3.8 years            $ 6.61
    $7.00 - $7.99       13,000            4.0 years            $ 7.30

                       300,792            4.1 years            $ 5.85


(14)	Commitments and Contingencies

	On September 14, 1989, the Company entered a royalty agreement relating to its ROAD WHIZ product. After 20,000 ROAD WHIZ units are sold, the agreement provides for a 1% royalty payment on net sales of the ROAD WHIZ product and 1/2% on the Company's other products which incorporate the ROAD WHIZ database. Royalty payments are made quarterly until September 13, 2009.
 During the years ended December 31, 1997, 1996, and 1995, royalty expense totaled $116,480, $55,540 and $66,477, respectively.

	On October 17, 1994, the Company entered into a royalty agreement for the use of a database for its GREENSFINDER product. The agreement provides for an initial payment of $24,000, representing the royalty payment for the first 6,000 GREENSFINDER units sold. After 6,000 units are sold, the royalty fee will be 10% of the net sales price as defined in the agreement.
 In addition, the Company will pay a royalty fee of 20% of the net sales price as defined in the agreement for GREENSFINDER upgrades. The agreement is valid for five years. The Company is amortizing the initial payment on a pro rata basis over 6,000 units sold, not to exceed five years. During the years ended December 31, 1997, 1996, and 1995, royalty expense totaling
 $9,665, $9,317, and $16,352, respectively were recognized.

(15)	Related-party Transactions

	On May 23, 1994, the POIS joint venture agreement was modified, resulting in an 81% ownership for the Company.  In addition to his salary, Mr. Kenig will receive a commission from POIS equal to 5% of the first $1 million of POIS's net sales, 2% of its next $9 million of net sales, and 4% of its net earnings in excess of $250,000.  Commissions of $25,583 and $14,073 were paid to Mr. Kenig during 1997 and 1996 respectively.  No commissions were paid to Mr. Kenig during 1995.  As of December 31, 1997 the Company acquired the remaining 19% of POIS, Inc.

(16)	Significant Customer

	For the year ended December 31, 1997, the company relied on one customer for approximately 52.1% of consumer product sales. Accounts receivable from that customer totaled $335,198 at December 31, 1997.

 For the year ended December 31, 1996, the Company relied on one customer for approximately 21% of consumer product sales. Accounts receivable from that customer totaled $1,657,571 at December 31, 1996.


	For the year ended December 31, 1995, the Company relied on one customer for approximately 47% of consumer product sales.  Accounts receivable from that customer totaled $2,007,388 at December 31, 1995.


(17)	Disclosure About the Fair Value of Financial Instruments

	For cash and cash equivalents, marketable securities, trade accounts receivable, costs and estimated earnings on long-term contracts, prepaid expenses and other current assets, accounts payable, and accrued expenses and other liabilities, the carrying amount approximates fair value because of the short-term maturity of these instruments.

(18)	Subsequent Event

 On March 23, 1997 the Company acquired an 18.9% share in the ownership of Talon Research Development, Ltd. of New Zealand (Talon) and 70% of a new U.S. based company dedicated to the marketing of GPS (Global Positioning Satellite) applications.

 Talon is an international electronics company and manufacturer of GPS receivers, including those used in the Travel(Star product recently introduced by the Company.

 The Company paid approximately $300,000 (US) for the 18.9% stake in Talon, and has options through mid-1999 to acquire up to 100% of Talon.


 (19)	Quarterly Financial Information (Unaudited)

                                       First		 Second		 Third		  Fourth
                                      quarter		quarter		quarter		quarter
(Dollars in thousands, except per share amounts)

	1997:
		Net sales		                          	$2,929		 3,821  		3,220		  3,847
		Gross profit			                        1,785	  2,222  		1,909  		2,244
		Net income (loss)			                      25	    265 		   106 	    (59)
		Earnings (loss) per share  -
			basic and diluted	  	                $  .01	   . 08 	    .03 	   (.02)

	1996:
		Net sales		                          	$  859		  1,747 		 1,451		  5,036
		Gross profit			                           47	     946      784	 	 3,016
		Net income (loss)			                    (294)		   (73)    (118) 	   693
		Earnings (loss) per share  -
	  basic	                              $  (.12)	   (.03)   	(.05)	    .28
	  diluted                               	(.10)   	(.03)   	(.05)    	.26





SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultradata Systems, Incorporated
		By:


		/s/ Monte Ross
		__________________________
Monte Ross, President, Chief
		Executive Officer and Chairman
		of the Board

 In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

March 24, 1998
		/s/ Monte Ross                     ____________________________
                                     Monte Ross
                                     President,Chief Executive Officer
                                     and Chairman of the Board

March 24, 1998
		/s/ Mark L. Peterson               ________________________________
                                     Mark L. Peterson,
                                     Vice President of Engineering,
                                     Secretary and Director

March 24, 1998
		/s/Ernest Clarke                   _______________________________
                                     Ernest Clarke,
                                     Vice President of Government Programs,
                                     Director

March 24, 1998
		/s/ Steven H. Akre                 ________________________________________
                                     Steven H. Akre,
                                     Director

March 24, 1998
		/s/ Bruce L. Miller                ________________________________________
                                     Bruce L. Miller,
                                     Director

March 24, 1998
		/s/ John J. Clancy                 ________________________________________
                                     John J. Clancy,
                                     Director


_PAGE  _16_