Form 10QSB
period 1998-03-31
ULTRADATA SYSTEMS INC
filed 1998-05-15
CIK 931947

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

(MARK ONE)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF
1934 FOR THE TRANSITION PERIOD FROM ______________TO_______________


COMMISSION FILE NUMBER  0-25380


                        	ULTRADATA SYSTEMS, INCORPORATED
       (Exact name of small business issuer as specified in its charter)

	         Delaware                               	43-1401158
(State or other jurisdiction of      	. Employer Identification No.)
  incorporation or organization)

9375 Dielman Industrial Drive, St. Louis, MO 	          	63132
(Address of principal executive offices)		          	(Zip Code)


Issuer's telephone number, including area code:     (314) 997-2250

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and(2) has been subject to such filing requirements for the past 90 days.

Yes    X	       	No_____

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class                                Outstanding as of  April 30, 1997
Common, $.01 par value                             3,359,834

Transitional Small Business Disclosure Format    Yes_____    No  X










                                  File Number
						                              0-25380

                         ULTRADATA SYSTEMS, INCORPORATED
                                  FORM 10-QSB
                                March 31, 1998
                                     INDEX

PART I - FINANCIAL INFORMATION						 PAGE

     Item 1.  Financial Statements

             Consolidated Balance Sheets at
               March 31, 1998 and December 31, 1997              	   3.

             Consolidated Statements of Operations
               for the three months ended March 31, 1998 and 1997    4.

             Consolidated Statements of Cash Flows
               for the three months ended March 31, 1997 and 1996    5.

           Notes to Consolidated Financial Statements                6.

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                   7.

PART II - OTHER INFORMATION                                         10.

Signatures                                                          10.

























Item 1.  Financial Statements


                   ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
                          Consolidated Balance Sheets

             			   							    						 							March 31,         December 31,

                        								       			   1998               1997
                                           (unaudited)
       Assets
Current assets:
	Cash and cash equivalents	              $ 4,428,466        $ 5,075,968
	Trade accounts receivable, net
    	  of allowance for doubtful accounts
    	  of $15,879 and $34,190 at March 31,
    	  1998 and December 31, 1997,
	      respectively  	                       674,518          1,672,041
	Costs and estimated earnings on
    	  long-term contracts   		              695,872            528,620
	Inventories            		                 3,518,438          3,504,835
	Deferred tax assets                          63,815             63,815
	Prepaid expenses and other
       current assets	                       753,752            700,902

	Total current assets                     10,134,861         11,546,181

Property and equipment, net                  767,095            784,906
Deferred compensation trust                  126,740            126,740
Investment in subsidiary                		   282,500               -
Other assets	                                395,415            340,867

	Total assets                      $      11,706,612       $ 12,798,694

      	Liabilities and Stockholders' Equity

Current liabilities:
	Accounts payable                  $         222,122        $   509,338
	Accrued expenses and other
        	  liabilities	                      119,555            429,263

	   Total current liabilities                341,677            938,601
Deferred rent, less current portion  					    18,038             16,172
Deferred compensation liability              126,740            126,740
Deferred tax liabilities	                     57,612             57,612

	Total liabilities	                          544,067          1,139,125

Stockholders' equity:
	Common stock, $.01 par value; 10,000,000
    	  shares authorized; 3,359,834 and
       3,410,000 shares issued and
       outstanding at March 31,1998 and
       December 31, 1997              	 	    34,100             34,100
	Additional paid-in capital               9,799,936          9,799,936
	Retained earnings                      	 2,203,195          2,366,095
      Treasury stock                       (469,188)          (130,062)
	Notes receivable issued for purchase
        of common stock       		           (405,500)          (410,500)

	Total stockholders' equity	             11,162,544         11,659,569
	Total liabilities and stockholders'
	  equity	                             $ 11,706,612       $ 12,798,694

See accompanying notes to consolidated financial statements.







                 ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

  		 	                      Three Months Ended March 31,
		                       	     	1998 	            1997
	                                     (Unaudited)

Net sales
	Consumer products		     $    934,157       $   2,846,839
	Contract           	         167,252              82,371
Total net sales	            1,101,409           2,929,210

Cost of sales
	Consumer products	           388,175           1,096,608
	Contracts				                 76,390              47,381
Total cost of sales		         464,565           1,143,989

Gross profit		                636,844           1,785,221

Selling expenses              289,060           1,072,203
General &  administrative
	expenses		              	    536,919             468,373
Research & development
	expenses	                    131,443             268,368

Operating loss          		   (320,579)            (23,723)

Other income (expense)
	Interest expense			           	 -                    (53)
	Interest income	              56,633              49,376
	Other, net				 	                (769)               (583)

Total other income			          55,864      	       48,740
Income (loss) before income
	tax benefit                 (264,714)             25,017
Income tax benefit           (101,814)               -

Net income (loss)       $    (162,900)	          $ 25,017

Earnings (loss) per share:
 basic and diluted			     					($0.05)             $0.01


Weighted average common and
	common equivalent shares
	outstanding:  	 Basic	      3,359,834             3,403,493
                 Diluted     3,359,834             3,430,293

See Accompanying Notes to Consolidated Financial Statements.






              ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                           			             Three Months ended March 31,
                                   										   1998          	  1997
                                                     (unaudited)
Cash flows from operating activities.
	Net income (loss)           	                (162,900)          25,017
	Adjustments to reconcile net income
  	  (loss) to net cash provided by
  	  operations:
	    Depreciation                               62,280           33,747
 Increase (decrease) in cash due to changes
 in operating assets and liabilities:

 Trade accounts receivable, net                997,523        1,264,096
 Costs and estimated earnings on
  long term contracts                         (167,252)       	 225,130
 Inventories                                   (13,603)          95,059
 Prepaid expenses and other current assets     (52,850)         100,285
 Other assets                                  (54,548)         (59,943)
 Accounts payable                             (287,216)        (706,192)
 Accrued expenses and other liabilities	      (309,708)      		 (71,098)
 Deferred rent	                                  1,866	          (8,708)

Net cash provided by operating activities       13,592          897,393
Cash flows from investing activities:
	Capital expenditures                          (44,469)         (49,595)
	Acquisition of interest in subsidiary        (282,500)            -

Net cash used in investing activities	        (326,969)         (49,595)

Cash flows from financing activities:
Purchase of treasury stock	                   (339,125)            -
Proceeds from payment of notes
   	 to employees                                5,000             -

Net cash used in financing activities	        (334,125)            -

Net increase (decrease) in cash
  and cash equivalents                    $   (647,502)    $    847,798
Cash and cash equivalents at beginning
 of period	                               $  5,075,968     $  3,960,577
Cash and cash equivalents at end
 of period                                $  4,428,466     $  4,808,375
Supplemental disclosures of cash flow information:
	Cash paid during the period
for interest	                                   -          $         97
	Cash paid during the period
for taxes    		                                 - 	        $     31,509

See Accompanying Notes to Consolidated Financial Statements.







                   ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying consolidated interim financial statements included herein have been prepared by Ultradata Systems, Incorporated (the "Company"), without audit, except for the consolidated balance sheet at December 31, 1997, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

The consolidated financial statements include the accounts of Ultradata Systems, Incorporated and its wholly-owned subsidiary, POIS, Inc. (POIS). All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the information furnished for the quarters ended March 31, 1998 and 1997 include all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1998. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial nded December 31, 1997, as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-25380).

NOTE 2 - EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
Earnings per common share are based on the weighted average number of shares outstanding, in the calculation of basic earnings per share, and assuming the addition of shares issuable upon the assumed exercise of share options, by using the treasury stock method, in the calculation of diluted earnings per share.

NOTE 3 - INCENTIVE STOCK OPTION PLAN
As of March 31, 1998, the company's outstanding stock options totaled 300,792 shares. These options have been issued to key employees, officers, directors and consultants of the Company. The Company is authorized to issue 350,000 shares of incentive stock options or non-qualified stock options.









NOTE 4 - ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued  expenses and other liabilities include the following:

                                          March 31,        December 31,
                                            1998                1997

      Income tax payable               $   (68,781)        $    27,278
      Commissions and royalties
          payable                           12,769		    90,003
      Accrued advertising                   24,904              51,850
      Other expenses payable               150,663             260,132

         Total                         $   119,555         $   429,263

NOTE 5 - TALON ACQUISTION
On March 23, 1998, the Company purchased an 18.9% interest in Talon Research and Development Ltd. of Auckland, New Zealand, an international manufacturer of Global Positioning Satellite (GPS) receivers. The Company's investment in Talon Research & Development Ltd. will be accounted for by the equity method on a one month lag, accordingly, no results for the period March 23 through 31, 1998 are reflected in the above statements. The Company has an option to acquire the remaining 81.1% of Talon at any time during 1998 and through June 30, 1999. If such option were exercised during 1998, results for Talon would be included on a prospective basis.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying consolidated financial statements, including the notes thereto.

RESULTS OF OPERATIONS
Net sales for the quarter ended March 31, 1998 were $1,101,409, compared to $2,929,210 for the quarter ended March 31, 1997, representing a 62.4% decrease from quarter to quarter. The following shows a breakdown of these sales.

                             Three Months Ended           INCREASE
	                              March 31,                 (DECREASE)
                             	1998       	1997

Consumer products     $    934,157   $   2,846,839         ( 67.2%)
Contract                   167,252	        82,371           103.0%
    	TOTAL:           $	 1,101,409   $   2,929,210          (62.4%)

Consumer Products revenue for the quarter ended March 31, 1998 decreased by $1,912,682 from the quarter ended March 31, 1997. The decrease in revenue is largely attributed to shipments of custom unit orders totaling approximately $1.8 million that shipped from December 31, 1996 backlog during the first quarter of 1997. At March 31, 1998 the backlog totaled approximately $ 0.4 million compared to $6.4 million as of March 31, 1997. The decrease relates primarily to orders for customized promotional products, with no corresponding program in 1998. Initial shipments of TravelStar GPS were made late in March 1998, and are a significant portion of the backlog at March 31, 1998.

Contract revenues for the quarter were up $ 84,881 or 103.0% from the quarter ended March 31, 1997. The higher contract revenues for the quarter reflect the near completion of the original contract of $1.7 million for production of a laser pointing and tracking systems (PATS). In addition, the Company realized revenue on an override clause in the original contract for two additional delivery orders valued at $337,888. Contract revenues are recorded on a percentage of completion method pursuant to the terms the contract.

Gross profit for consumer products totaled $ 545,992 or 58.4% of sales for the quarter ended March 31, 1998, as compared to $1,750,231 or 61% for the quarter ended March 31, 1997. The decreased margin dollars and gross profit percentage are primarily due to the larger sales volume and higher average prices realized for custom products during the first quarter of 1997.
The increased margins on the custom products were somewhfor evolutionary improvements to TravelStar GPS, based on initial favorable customer reaction to the product.

General and Administrative expenses were $ 536,919 for the quarter compared to $ 468,373 in the 1997 period. The increase in 1998 is primarily due to St. Louis based personnel costs of $192,740 in 1998, as compared to $148,970 for the same period in 1997. Legal and professional services primarily related to contract issues, other than the Talon acquisition and the resolution of certain issues related to the discontinuance of POIS operations totaled $76,012 for period ended March 31, 1998 compared to $38,450 for the same period last year.

Research and development (R&D) expense decreased from $268,368 for the quarter ended March 31, 1997 to $131,443 for the comparable quarter in 1998. Significant expense was incurred in the first quarter of 1997 in the development of custom hand held products for Sears, the garden market, and several customized Road Whiz items which continue in distribution. Also, expenses in 1997 included research related to POIS models and TripLink, a PC downloadable handheld unit which have been discontinued. The Trip link research results in 1997 were, however, incorporated into the development of TravelStar GPS. The Company's research and development efforts for 1998 have focused primarily on two major projects: $47,735 to enhance the E@syMail and PalmNet products to achieve better performance and increase utility; and $69,862 for evolutionary improvements to TravelStar GPS, based on initial favorable customer reaction to the product.

Interest income for the quarter ended March 31, 1998 totaled $56,633, as compared to $49,376 for the quarter ended March 31, 1997. The increase is attributable to slightly higher average yields on invested balances of cash as compared to the same period last year.

As aresult of the foregoing, the Company had a net loss of $192,900, or diluted earnings per share of ($0.05) compared to net income of $25,017 or $0.01 of diluted earnings per share for the quarter ended March 31, 1997.

On March 23, 1998, the Company purchased an 18.9% interest in Talon Research & Development Ltd of Aukland, New Zealand, an international manufacturer of Global Positioning Satellite (GPS) receivers. The Company's investment in Talon Research & Development Ltd. will be accounted for by the equity method on a one month lag, accordingly, no results for the the period March 23 through 31, 1998 are reflected in the above statements. The Company has an option to acquire the remaining 81.1% of Talon at any time durig 1998 and through June 30, 1999. If such option were exercised during 1998, results for Talon would be included on a prospective basis.

FINANCIAL CONDITION AND LIQUIDITY
The company has funded its recent operations primarily through the sale of Common Stock in ad initial public offering, from the 1996 exerciseof warrants for common stock and from cash generated by operations. At March 31, 1998 the Company had $4,428466 in cash and cash equivalents compared to $4,808,375 at March 31, 1997. The Company's operating activities provided $13,592 for the quarter ended March 31, 1998 compared to $897,393 provided for the quarter ended March 31, 1997. Net cash used in investing activities totaled $329,969 primarily due to the Talon acquisition. Capital expenditures totaled $44,469 for the quarter compared to $49,595 for the same period in 1997. The expenditures included purchases of office equipment, additional production equipment and tooling. Net cash used for financing activities totaled $334,125 primarily due to the purchase of treasury stock for $339,125.

Working capital decreased from $10,607,580 at December 31, 1997 to $ 9,793,184 at March 31,1998 primarily due to lower sales resulting in a reduction from December 31, 1997of $997,523 in accounts receivable. The Company's current ratio at March 31, 1998 was 29.7 to 1 as compared to 12.3 to 1 at December 31, 1997.

Inventories increased slightly from $3,504,835, at December 31, 1997 to $3,518,438 as of March 31, 1998. This primarily reflects inventory buildup needed to meet demand for higher unit cost TravelStar GPS units.

Accounts receivable decreased $997,523 from $1,672,041 at December 31, 1997 to $674,518 at March 31, 1998. Accounts receivable generally decrease during the first quarter as higher fourth quarter product sales are collected during the first quarter of the next year. During 1997, the Company experienced an exception to this pattern, due to the custom orders noted above.

The Company has an unsecured line of credit with its lender at $2.0 million plus a $500,000 facility for letters of credit, bringing the total credit facility to $2.5 million. The current line of credit will expire April 30, 1998 and management expects to renew the credit facility. As of March 31, 1998 there were no borrowings outstanding.

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

SAFE HARBOR STATEMENT
This management discussion contains forward-looking statements that involve risk and uncertainties, including timely development, acceptance and pricing of new products, the impact of competitive products and pricing, general economic conditions as they affect the Company's customers, as well as other risks detailed from time to time in the Company's SEC reports, including the annual report on Form 10KSB for the year ended December 31, 1997.




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