Form 10-Q
period 1998-06-30
ULTRADATA SYSTEMS INC
filed 1998-08-14
CIK 931947

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE) (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED June 30, 1998

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

Yes    X               No_____

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class                                Outstanding as of  July 31, 1998
Common, $.01 par value                                   3,317,493

Transitional Small Business Disclosure Format    Yes_____    No  X

                                   File Number
                                     0-25380

                        ULTRADATA SYSTEMS, INCORPORATED
                                  FORM 10-QSB

                                     INDEX

PART I - FINANCIAL INFORMATION
                                                                            PAGE

     Item 1.  Unaudited Financial Statements

             Consolidated Balance Sheets at
                June 30, 1998 and December 31, 1997                          3.

             Consolidated Statements of Operations
               for the three months ended June 30, 1998 and 1997
                     and for the six months ended June 30, 1998 and 1997     4.

             Consolidated Statements of Cash Flows
               for the six months ended June 30, 1998 and 1997               5.

             Notes to Consolidated Financial Statements                      6.

     Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     7.

PART II - OTHER INFORMATION                                                 11.

     Item 6. Exhibits and Reports on Form 8-K                               11.

     Signatures                                                             11.

ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY

Consolidated Balance Sheets

June 30, 1998 and December 31, 1997


----------------------------------------------------------------------------------------------------------------------------
                                                                                                 June 30,    December 31,
                                  ASSETS                                                           1998           1997
                                                                                               (unaudited)
----------------------------------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                                               $      3,705,391      5,075,968
    Trade accounts receivable, net of allowance for doubtful accounts of
      $15,879 and $34,190 at June 30, 1998 and December 31, 1997, respectively                     1,512,812      1,672,041
    Costs and estimated earnings on long-term contracts                                              410,702        528,620
    Inventories                                                                                    3,218,280      3,504,835
    Deferred tax assets                                                                               63,815         63,815
    Prepaid expenses and other current assets                                                      1,075,903        700,902
----------------------------------------------------------------------------------------------------------------------------

Total current assets                                                                               9,986,903     11,546,181
----------------------------------------------------------------------------------------------------------------------------

Property and equipment, net                                                                          724,594        784,906
Deferred compensation trust                                                                          126,740        126,740
Investment in affiliate                                                                              299,740          -
Other assets                                                                                         473,233        340,867
----------------------------------------------------------------------------------------------------------------------------

Total assets                                                                                $     11,611,210     12,798,694
----------------------------------------------------------------------------------------------------------------------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------
Current liabilities:
    Notes payable                                                                                    150,000          -
    Accounts payable                                                                                 241,934        509,338
    Accrued expenses and other liabilities                                                           284,450        429,263
----------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                            676,384        938,601

Deferred rent                                                                                         19,904         16,172
Deferred compensation liability                                                                      126,740        126,740
Deferred tax liabilities                                                                              57,612         57,612
----------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                                    880,640      1,139,125
----------------------------------------------------------------------------------------------------------------------------


Stockholders' equity:
    Common stock, $.01 par value; 10,000,000 shares authorized;
      and 3,410,000 shares issued and outstanding
      at June 30, 1998 and December 31, 1997,                                                         34,100         34,100
    Additional paid-in capital                                                                     9,799,936      9,799,936
    Retained earnings                                                                              1,781,509      2,366,095
    Treasury stock at cost 92,500 shares and 23,000 shares                                          (479,475)      (130,062)
      at June 30, 1998 and December 31, 1997, respectively
    Notes receivable issued for purchase of common stock                                            (405,500)      (410,500)
----------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                        10,730,570     11,659,569
----------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                                  $     11,611,210     12,798,694
----------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY

Consolidated Statements of Operations

For the three month and six month periods ended June 30, 1998 and 1997

---------------------------------------------------------------------------------------------------------------------------
                                                          Three Months ended June 30,       Six Months ended June 30,
                                                                 1998             1997            1998             1997
                                                                    (unaudited)                       (unaudited)
---------------------------------------------------------------------------------------------------------------------------
Net sales:
    Consumer products                                   $      1,313,225        3,626,742       2,247,382        6,473,581
    Contract                                                      66,033          194,352         233,285          276,723
---------------------------------------------------------------------------------------------------------------------------

Total net sales                                                1,379,258        3,821,094       2,480,667        6,750,304
---------------------------------------------------------------------------------------------------------------------------

Cost of sales:
    Consumer products                                            595,597        1,512,482         983,772        2,609,091
    Contract                                                      54,304           86,204         130,694          133,585
---------------------------------------------------------------------------------------------------------------------------

Total cost of sales                                              649,901        1,598,686       1,114,466        2,742,676
---------------------------------------------------------------------------------------------------------------------------

Gross profit                                                     729,357        2,222,408       1,366,201        4,007,628

Selling expense                                                  744,253        1,090,764       1,033,314        2,137,047

General and administrative expenses                              600,219          530,481       1,137,137        1,024,854

Research and development expense                                 119,581          240,448         251,025          508,816
---------------------------------------------------------------------------------------------------------------------------

Income/(loss) from operations                                   (734,696)         360,715      (1,055,275)         336,911
---------------------------------------------------------------------------------------------------------------------------

Other income (expense):
    Interest expense                                                 (34)             (51)            (34)            (104)
    Interest income                                               47,339           61,373         103,972          110,751
    Equity in income of affiliated company                        17,404            -              17,404            -
    Other, net                                                       495              222            (272)            (265)
---------------------------------------------------------------------------------------------------------------------------

Total other income, net                                           65,204           61,544         121,069          110,382
---------------------------------------------------------------------------------------------------------------------------

Income/(loss) before income tax expense                         (669,492)         422,259        (934,206)         447,293

Income tax expense/(benefit)                                    (247,804)         156,484        (349,618)         156,454
---------------------------------------------------------------------------------------------------------------------------

Net income/(loss)                                       $       (421,688)         265,775        (584,588)         290,839
---------------------------------------------------------------------------------------------------------------------------
Earnings per share:
    Basic                                               $          (0.13)            0.08           (0.18)            0.09

    Weighted average common shares outstanding                 3,323,093        3,403,493       3,334,361        3,403,493
---------------------------------------------------------------------------------------------------------------------------
Earnings per share:
    Fully Diluted                                       $          (0.13)            0.08           (0.18)            0.08


    Weighted average common shares outstanding                 3,323,093        3,430,293       3,334,361        3,430,293
---------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY

Consolidated Statements of Cash Flows

Six Month Period ended June 30,

-----------------------------------------------------------------------------------------------------------------
                                                                                       1998            1997
                                                                                    (unaudited)    (unaudited)
-----------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income/(loss)                                                             $      (584,588)        290,839
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                                                     124,560          89,823
       Deferred income tax provision
       Increase (decrease) in cash due to changes in operating assets and liabilities:
         Trade accounts receivable, net                                                  159,229       2,762,188
         Costs and estimated earnings on long-term contracts                             117,918          30,778
         Inventories                                                                     286,555         251,868
         Prepaid expenses and other current assets                                      (375,000)         99,095
         Other assets                                                                   (132,365)       (141,676)
         Accounts payable                                                               (267,403)       (926,088)
         Accrued expenses and other liabilities                                         (144,813)       (245,272)
         Deferred rent                                                                     3,732           3,732
-----------------------------------------------------------------------------------------------------------------

   Net cash provided by (used in) operating activities                                  (812,175)      2,215,287
-----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Investment in and earnings of Talon Research & Development Ppty. Ltd.                (299,740)          -
   Capital expenditures                                                                  (64,249)       (190,870)
-----------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                   (363,989)       (190,870)
-----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Borrowings against line of credit                                                     150,000           -
   Acquisition of treasury stock                                                        (349,413)          -
   Proceeds from repayment of notes receivable to
     purchase common stock                                                                 5,000           -
-----------------------------------------------------------------------------------------------------------------

Net cash used in financing activities                                                   (194,413)          -
-----------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                  (1,370,577)      2,024,417

Cash and cash equivalents at beginning of period                                       5,075,968       3,960,577
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                       $     3,705,391       5,984,994
-----------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                      $            34             171
   Cash paid during the period for taxes                                                  -              275,569
-----------------------------------------------------------------------------------------------------------------


                 ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated interim financial statements included herein have been prepared by Ultradata Systems, Incorporated (the "Company"),without audit, except for the consolidated balance sheet at December 31,1997, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements include the accounts of Ultradata Systems, Incorporated and its majority-owned subsidiary, POIS, Inc. (POIS)for 1997. POIS operations were terminated as of December 31, 1998 and consolidated with Ultradata operations at its St. Louis location. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investment in Talon Research and Development, Ppty., Auckland, NZ Ltd. of 18.9% is accounted for using the equity method, with financial data included on a one month lag.

In the opinion of management, the information furnished for the quarter and six month periods ended June 30, 1998 and 1997, respectively, includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1998. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-25380).

NOTE 2 - EARNINGS PER SHARE

                           For the three months ended   For the six months ended
                                   June 30,                    June 30,
                               1998         1997                  1998          1997

Numerator:

  Net Income             $ (421,688)      265,775             (584,588)      290,839

  Numerator for
  basic earnings
  per share - income
  available to common
  shareholders           $ (421,688)      265,775             (584,588)      290,839


Denominator:
  Denominator for basic
  earnings per share -
  weighted average
  shares                  3,323,493     3,403,493            3,323,493    3,403,493

  Effect of dilutive
  securities: Employee
  stock options                   -        26,800                    -       26,800
                          ---------     ---------            ---------    ---------

  Denominator for diluted
  earnings per share per
  share-adjusted weighted
  average shares and assumed
  conversions             3,323,493     3,430,293            3,323,493    3,430,293
                          =========     =========            =========    =========

Options to purchase 67,600 shares of common stock at prices between $5.50 and $7.00 per share were outstanding as of June 30, 1998, but were not included in diluted earnings per share because the options' exercise price was greater than the market price of the common shares.

NOTE 3 - INCENTIVE STOCK OPTION PLAN

As of June 30, 1998, the company's outstanding stock options totaled 274,100 shares. These options have been issued to key employees, officers, directors and consultants of the Company. The Company is authorized to issue 350,000 shares of incentive stock options or non-qualified stock options.


NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at June 30, 1998 and December 31, 1997 include the following:

                                       June 30,           December 31,
                                         1998                1997

       Prepaid income taxes          $  316,585            $    -
       Prepaid advertising expense      156,300              191,814
       Interest income receivable        99,181               93,157
       Other expenses payable           503,937              415,931
                                     ----------            ---------
                Total                $1,075,903             $700,902
                                     ==========            =========


NOTE 5 - ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at June 30, 1998 and December 31, 1997 include the following:


                                       June 30,           December 31,
                                         1998                1997

       Income tax payable             $     -               $ 27,278
       Commissions & royalties payable   32,042               90,003
       Accrued advertising              148,324               51,850
       Other expenses payable           104,084              260,132
                                      ---------             --------
                Total                 $ 284,450             $429,263
                                      =========             ========



ITEM 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations

Forward Looking Statements: No Assurances Intended

Item 2 contains certain forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking results, including statements about backlog, the Company's ability to successfully develop new products for new markets; customer acceptance of new products; the possibility of the Company losing a large customer or key personnel; the Company's ability to manage growth and to successfully integrate recent strategic marketing and product development alliances; the impact of competition, delays in the Company's introduction of new products; and the possibility of the Company failing to keep pace with emerging technologies. Accordingly, no assurances can be given that events or results mentioned in any such forward-looking statements will in fact occur. When used in this discussion, words such as "believes", and phrases such as "potential mass market opportunities", "should expand" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements.

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

RESULTS OF OPERATIONS

Net sales for the quarter and six month period ended June 30, 1998 were

$1,379,258 and $2,480,667, respectively, compared to $3,821,094 and
$6,750,304 for the quarter and six months ended June 30, 1997, representing a 63.9% decrease for the quarter and a 63.3% decrease for the six months, respectively. The following shows a quarterly and six months breakdown and comparison of these revenues:


           Three months ended    Increase     Six months ended       Increase
                  June 30,       (Decrease)       June 30,          (Decrease)
REVENUES     1998        1997                     1998                 1997
Consumer products
         $1,313,225  $ 3,626,742  (63.8%)    $ 2,247,382 $ 6,473,581   (65.3%)
Contract revenues
         $   66,033  $   194,352  (66.0%)    $   233,285 $   276,723   (15.7%)
   Total
         $1,379,258  $ 3,821,094  (63.9%)    $ 2,480,667 $ 6,750,304   (63.3%)

The decrease in Consumer Products revenue is primarily due to shipments for custom travel computers totaling $2,266,283, for the three months ended June 30, 1997 and $4,166,791 for the six months ended June 30, 1997, with no comparable program in 1998.

Commitments for a promotion of up to 90,000 standard travel computers through a television shopping network, 50,000 units committed to a mass market retailer, and the planned launch of Travel*Star GPS by a large, nationwide electronics chain, planned for August 1998, will strengthen sales during the second half of 1998. Current projected sales patterns will show significant second half seasonality, as occurred prior to 1997, however, increased distribution in mass market retail and electronics outlets initiated in 1998, custom products in new distribution channels and more emphasis on new GPS products should combine to reduce seasonality in future years.

Contract revenues for the quarter were down by 66% or $128,319 from the quarter ended June 30, 1997. For the six months, contract revenues were down by 16% or $43,438 over the comparable six months ended June 30, 1997. The lower contract revenues were associated with a long term production contract for 12 laser pointing and tracking systems (PATS) installations. This contract was largely completed in the prior year. The revenues for this period reflect completion against additions to the contract negotiated during 1997. Revenues for this contract are recorded on a percentage of completion method pursuant to the terms of the contract.

Gross profit for the current quarter for the consumer product group totaled $717,628 or 54.6% of consumer product sales as compared to $2,114,260 or 58.3% for the second quarter of 1997. For the six month period ended June 30, 1998 gross profit totaled $1,263,610 or 56.2% of consumer product sales compared to $3,864,490 or 59.7% of sales for the six months ended June 30, 1997. The decrease in gross margin is primarily due to the promotional program sales in 1997 discussed above. The Company continues to refine product offerings and utilize off-shore contract manufacturing to reduce costs, and enable the Company to profitably position products in mass retail markets. Gross margins on contract sales for the quarter ended June 30, 1998 and 1997 respectively, were $114,000 (46.9%) and $143,128 (51.7%). For the six months ended June 30, 1998 and 1997, respectively gross margins on contract sales were $102,591 (44.0%) and $143,138 (51.7%), reflecting slightly higher costs in during final completion of work products.

Selling expenses for the current quarter totaled $744,253 as compared to $1,090,764 for the same quarter last year, or a 31.8% decrease. For the current six months, selling expenses totaled $1,033,314 compared to $2,137,047, representing a 51.6% decrease. Sales commissions, primarily related to the 1997 custom promotional orders, for the current quarter decreased from $573,791 to $49,974 and for the six months ended June 30, 1997 and 1998 respectively, decreased from $1,076,742 for the six months ended June 30, 1997 to $67,888 for the same period in 1998. Advertising and marketing expenditures for the quarter were increased by $102,669 to $567,106; for the six months advertising and marketing expenses decreased $106,300 to $778,995. Advertising and marketing expenses, primarily in the cost of mailings with credit card statements, were incurred to expand sales of consumer products division. This reflects the company's strategy to increase its name recognition and to broaden distribution channels.

General and administrative expenses for the second quarter of 1998 increased by $69,738 (13.1%) to $600,219 primarily through increased personnel and salaries, primarily to strengthen engineering, customer service and marketing functions, legal and public relations expenses. For the six months ended June 30, 1998 administrative and general expenses increased $112,283 (11.0%) to $1,187,137, with the bulk of the increase due in selective personnel increases in engineering and marketing, and legal and public relations services.


Research and development expense decreased from $240,448 to $119,583 during the quarter ended June 30, 1998 as compared to the same period last year. For the six month period, research and development decreased by $257,791 to $251,025 as compared to $508,816 for the six months ended June 30, 1997. A major factor in the decreased spending is the closure of POIS operations in December 1997. For the quarter and six months ended June 30, 1997, POIS research and development expenses were $97,612 and $243,530, respectively and were not, in management's judgement, adequately contributing to growth and profitability. Therefore, those activities were consolidated at the St. Louis facility. During the quarter and six months ended June 30, 1997, respectively, research and development activities were closely focused on Travel*Star GPS for initiation of the national electronic chain distribution planned in August 1998 The Company will also finalize development of the Palm-Net and E@sy Mail products. For the quarter and the year-to-date, these two research efforts accounted for over 90% of all research and development expenditures.

In June of 1998, the Company was informed by IntelliData Corporation of IntelliData's intent to reorganize operations. This reorganization included termination of the Internet service provider, with which the Company had been jointly developing the E@sy Mail product. In exchange for dissolution of the joint venture, the Intellidata will provide to the Company rights to all software and documentation related to providing Internet connection and service for Palm-Net and E@sy-Mail, which had been part of the joint development project and compensation for uncompleted development costs approximating $15,000. The Company will purchase from IntelliData the computer equipment to provide internet services. The Company is negotiating with a new service provider who would lease the acquired equipment, and purchase the internet service software from the Company to provide for rapid and effective testing and marketing of these products. The Company anticipates continuing this program, providing it is able to successfully conclude negotiations with the new Internet service provider.

Interest income for the quarter ended June 30, 1998 totaled $47,339, as compared to $61,373 for the quarter ended June 30, 1997 and $103,972 for the six months ended compared to $110,751 for the six months ended June 30, 1997. Generally, the Company invests its surplus funds in more liquid investment instruments in order to avoid short term borrowing against the bank line of credit.

As a result of the foregoing, the Company reported a net loss of $421,688 or ($0.13) per fully diluted share for the quarter ended June 30, 1998 versus a net income of $265,775, or $0.08 per fully diluted share for the quarter ended June 30, 1997. For the six months ended June 30, 1998, the Company reported a net loss of $584,588 or ($0.18) per fully diluted share as compared to net income of $290,839 or $0.08 per fully diluted share for the six months ended June 30, 1997.

BACKLOG

The current backlog of consumer products was approximately $1.4 million at June 30, 1998 consisting primarily of orders for standard and custom travel computers. Backlog represents contracts which are cancelable by customers and may not be indicative of revenue for future periods. The June 30, 1997 backlog, which totaled approximately $2.2 million consisted primarily of orders for custom travel computers. Essentially all of the June 30, 1998 backlog is scheduled to be shipped over the next four months to existing customers.

FINANCIAL CONDITION AND LIQUIDITY

The Company has funded its operations primarily through the sale of Common Stock in an initial public offering, and historically through periodic borrowings, and from cash generated by operations. At June 30, 1998, the Company had $3,705,392 in cash and cash equivalents. The Company's operating activities used cash of $812,175 for the six months ended June 30, 1998. The primary uses of cash by operating activities resulted from a $584,588 operating loss for the period and reduction in accounts payable of $267,403 which were by reductions in accounts receivable and inventories of $159,229 and $286,555, respectively.

Net cash used by investing activities totaled $363,989 including the investment and earnings in Talon Research and Development Ppty. Ltd of $299,740 and capital expenditures, primarily for tooling new product production of $64,249.

Under a plan established by the Company in September 1997, the Company may repurchase up to 200,000 shares of stock as part of an efficient means of cash management and increasing shareholder value, accordingly, the Company purchased 92,500 shares valued at $349,413 during the six months ended June 30, 1998. Borrowings against the Company's line of credit totaled $150,000 as of June 30, 1998, primarily to bridge maturity dates on other short-term investments resulting in a net use of funds by financing activities of $194,413.

Working capital decreased from $10,607,580 at December 31, 1997 to $9,310,519 at June 30, 1998. The Company's current ratio at June 30, 1998 was 27.0 to 1 as compared to 12.3 to 1 at December 31, 1997. Inventories decreased $286,555 from the December 31, 1997 level to $3,218,280 as of June 30, 1998. Capital expenditures for the six months ended June 30, 1998 totaled $64,249. These expenditures included leasehold improvements, purchases of office furniture, and the purchase of additional production tooling and equipment.

The Company has an unsecured line of credit totaling $2.0 million plus a $500,000 facility for letters of credit, bringing the total credit facility to $2.5 million. As of June 30, 1998 the borrowing against this line of credit was $150,000, compared to no outstanding borrowings at December 31, 1997. As a result of operating losses, the Company is in violation of one of the covenants of its borrowing agreement for the line of credit. The lender has granted a waiver through the end of 1998. The Company believes that the liquidity provided by its existing cash and cash equivalents, the borrowing arrangement described above, and the cash generated from operations in subsequent quarters will be sufficient to meet the Company's operating and capital requirements for the next twelve months.

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

                   None

Item 5.                    Other Information:

                   None

Item 6.                    Exhibits and Reports on Form 8-K:

                 On August 6, 1998 the Company filed a report on Form 8-K/A to report, pursuant to Item 4 thereof, a change in principal accountant.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 1998                         /s/  Monte Ross
                                           Monte Ross,
                                           President and CEO
                                           (Duly authorized officer and
                                           principal financial officer)