Form 10QSB
period 1998-09-30
ULTRADATA SYSTEMS INC
filed 1998-11-16
CIK 931947

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-QSB

(MARK ONE)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months(or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X                  No
    -----                  -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class                                     Outstanding as of November 2, 1998
Common, $.01 par value                                3,260,193

Transitional Small Business Disclosure Format    Yes         No   X
                                                    -----

                                   File Number
                                     0-25380

                         ULTRADATA SYSTEMS, INCORPORATED
                                   FORM 10-QSB
                               September 30, 1998
                                      INDEX

PART I - FINANCIAL INFORMATION                                            PAGE

     Item 1.  Unaudited Financial Statements

             Consolidated Balance Sheets at
               September 30, 1998 and December 31, 1997                    3.

             Consolidated Statements of Income
               for the three months ended September 30, 1998 and
               1997 nine months ended September 30, 1998 and 1997          4.

             Consolidated Statements of Cash Flows
               for the nine months ended September 30, 1998 and 1997       5.

             Notes to Consolidated Financial Statements                    6.

     Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                   8.

PART II - OTHER INFORMATION

     Item 4.  Submission of Matters to a vote of security                 15.
              Holders

     Item 6.  Exhibits and Reports on Form 8-K                            15.


              Signatures                                                  15.

ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY

Consolidated Balance Sheets

September 30, 1998 and December 31, 1997

--------------------------------------------------------------------------------------------------------------------------
                                                                                            September 30,   December 31,
                                 ASSETS                                                          1998           1997
                                                                                             (unaudited)
--------------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                                             $        2,148,773     5,075,968
   Trade accounts receivable, net of allowance for doubtful accounts of
      $15,879 and $34,190 at September 30, 1998 and December 31, 1997,
      respectively                                                                                1,500,165     1,672,041
   Costs and estimated earnings on long-term contracts                                              419,228       528,620
   Inventories                                                                                    4,073,240     3,504,835
   Deferred tax assets                                                                               63,815        63,815
   Prepaid expenses and other current assets                                                      1,173,254       700,902
--------------------------------------------------------------------------------------------------------------------------

Total current assets                                                                              9,378,475    11,546,181
--------------------------------------------------------------------------------------------------------------------------

Property and equipment, net                                                                         795,393       784,906
Deferred compensation trust                                                                         126,740       126,740
Investment in affiliate                                                                             328,105         -
Option to purchase shares in affiliate                                                              314,147
Other assets                                                                                        617,189       340,867
--------------------------------------------------------------------------------------------------------------------------

Total assets                                                                             $       11,560,049    12,798,694
==========================================================================================================================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Notes Payable
   Accounts payable                                                                                 878,615       509,338
   Accrued expenses and other liabilities                                                           227,608       429,263
--------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                         1,106,223       938,601

Deferred rent                                                                                        21,770        16,172
Deferred compensation liability                                                                     126,740       126,740
Deferred tax liabilities                                                                             57,612        57,612
--------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                                 1,312,345     1,139,125
--------------------------------------------------------------------------------------------------------------------------


Stockholders' equity:
   Common stock, $.01 par value; 10,000,000 shares authorized;
      and 3,410,000 shares issued and outstanding
      at June 30, 1998 and December 31, 1997, respectively                                           34,100        34,100
   Additional paid-in capital                                                                     9,799,934     9,799,936
   Retained earnings                                                                              1,456,926     2,366,095
   Treasury stock at cost 149,800 shares and 23,000 shares
      at September 30, 1998 and December 31, 1997, respectively                                    (637,756)     (130,062)
   Notes receivable issued for purchase of common stock                                            (405,500)     (410,500)
--------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                       10,247,704    11,659,569
--------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                               $       11,560,049    12,798,694
==========================================================================================================================

See accompanying notes to consolidated financial statements.

ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY

Consolidated Statements of Operations

For the three month and nine month periods ended September 30, 1998 and 1997

----------------------------------------------------------------------------------------------------------------------------
                                                    Three Months ended September 30,        Nine Months ended September 30,
                                                          1998             1997                 1998               1997
                                                               (unaudited)                            (unaudited)
----------------------------------------------------------------------------------------------------------------------------

Net sales:
   Consumer products                              $        1,335,782       3,071,478           3,583,164          9,545,059
   Contract                                                    6,986         148,324             240,271            425,047
----------------------------------------------------------------------------------------------------------------------------

Total net sales                                            1,342,768       3,219,802           3,823,435          9,970,106
----------------------------------------------------------------------------------------------------------------------------

Cost of sales:
   Consumer products                                         709,953       1,225,808           1,693,725          3,834,899
   Contract                                                   68,579          84,823             199,273            218,408
----------------------------------------------------------------------------------------------------------------------------

Total cost of sales                                          778,532       1,310,631           1,892,998          4,053,307
----------------------------------------------------------------------------------------------------------------------------

Gross profit                                                 564,236       1,909,171           1,930,437          5,916,799

Selling expense                                              362,281       1,056,631           1,395,595          3,193,678

General and administrative expenses                          588,580         526,734           1,725,718          1,551,588

Research and development expense                             196,143         230,894             447,168            739,710
----------------------------------------------------------------------------------------------------------------------------

Income/(loss) from operations                               (582,768)         94,912          (1,638,043)           431,823
----------------------------------------------------------------------------------------------------------------------------

Other income (expense):
   Interest expense                                             (599)           (695)               (633)              (800)
   Interest income                                            35,624          54,435             139,596            165,188
   Equity in income of affiliated company                     28,201           -                  45,605              -
   Other, net                                                 (3,975)           (368)             (4,248)              (631)
----------------------------------------------------------------------------------------------------------------------------

Total other income, net                                       59,251          53,373             180,320            163,757
----------------------------------------------------------------------------------------------------------------------------

Income/(loss) before income tax expense                     (523,517)        148,285          (1,457,723)           595,580

Income tax expense/(benefit)                                (198,933)         42,481            (548,551)           198,935
----------------------------------------------------------------------------------------------------------------------------

Net income/(loss)                                 $         (324,584)        105,804            (909,172)           396,645
============================================================================================================================
Earnings per share:
   Basic                                          $            (0.10)           0.03               (0.27)              0.12

   Weighted average common shares outstanding              3,316,010       3,398,126           3,329,056          3,401,704
============================================================================================================================
Earnings per share:
   Fully Diluted                                  $            (0.10)           0.03               (0.27)              0.11

   Weighted average common shares outstanding              3,316,010       3,448,406           3,329,056          3,451,894
============================================================================================================================

See accompanying notes to consolidated financial statements.

ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY

Consolidated Statements of Cash Flows

Nine Month Period ended September 30,

------------------------------------------------------------------------------------------------------------------
                                                                                       1998           1997
                                                                                   (unaudited)     (unaudited)
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income/(loss)                                                              $      (909,172)       396,645
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                                                      186,840        135,316
       Increase (decrease) in cash due to changes in operating assets and liabilities:
         Trade accounts receivable, net                                                   171,877      1,836,977
         Costs and estimated earnings on long-term contracts                              109,392       (117,546)
         Inventories                                                                     (568,405)      (761,205)
         Prepaid expenses and other current assets                                       (472,352)      (245,475)
         Accounts payable                                                                 369,277       (674,409)
         Accrued expenses and other liabilities                                          (201,656)       160,625
         Deferred rent                                                                      5,598          5,598
------------------------------------------------------------------------------------------------------------------

   Net cash provided by (used in) operating activities                                 (1,308,600)       736,526
------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Investment in and earnings of Talon Research & Development Ppty. Ltd.                 (328,105)         -
   Option to purchase up to 51% interest in Talon Research & Development Ppty. Ltd.      (314,147)
   Other assets                                                                          (276,322)      (227,939)
   Capital expenditures                                                                  (197,327)      (279,277)
------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                  (1,115,901)      (507,216)
------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Acquisition of treasury stock                                                         (507,694)       (38,062)
   Proceeds from repayment of notes receivable to
     purchase common stock                                                                  5,000          -

------------------------------------------------------------------------------------------------------------------

Net cash used in financing activities                                                    (502,694)       (38,062)
------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                   (2,927,196)       191,248

Cash and cash equivalents at beginning of period                                        5,075,968      3,960,577
------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                        $     2,148,773      4,151,825
==================================================================================================================

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                       $           599            869
   Cash paid during the period for taxes                                                    -            275,569
==================================================================================================================

See accompanying notes to consolidated financial statements.

                ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1998


NOTE 1 - Basis of Presentation

The accompanying consolidated interim financial statements included herein have been prepared by Ultradata Systems, Incorporated (the "Company"), without audit, except for the consolidated balance sheet at December 31,1997, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements include the accounts of Ultradata Systems, Incorporated and its majority-owned subsidiary, POIS, Inc. (POIS) for 1997. POIS operations were terminated as of December 31, 1998 and consolidated with Ultradata operations at its St. Louis location. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investment in Talon Research and Development, Ppty., Auckland, NZ Ltd. of 18.9% is accounted for using the equity method, with financial data included on a one-month lag.

In the opinion of management, the information furnished for the three months and nine month periods ended September 30, 1998 and 1997, respectively, includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1998. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on Form 10KSB (Commission File Number 0-25380).

NOTE 2 - EARNINGS PER SHARE

                                    For the three months ended             For the nine months ended
                                           September 30,                          September 30,
                                       1998                1997               1998             1997
Numerator:
  Net Income                       $  (324,584)           105,804          (909,172)           396,645

  Numerator for
  basic earnings
  per share - income
  available to common
  shareholders                     $  (324,584)           105,804          (909,172)           396,645


Denominator:
  Denominator for basic
  earnings per share -
  weighted average
  shares                             3,316,010          3,398,126         3,329,056          3,413,704

  Basic Earnings
    Per Share                      ($     0.10)       $      0.03       ($     0.27)       $      0.12

  Effect of dilutive
  securities: Employee
  stock options                           --               50,280              --               50,280

  Denominator for diluted
  earnings per share per
  share-adjusted weighted
  average shares and assumed
  conversions                        3,316,010          3,448,406         3,329,056          3,451,894

  Fully Diluted Earnings
    Per Share                      ($     0.10)       $      0.03       ($     0.27)       $      0.11




Options to purchase 274,100 shares of common stock at prices between $4.00 and $7.00 per share were outstanding as of September 30, 1998, but were not included in diluted earnings per share because the options' exercise price was greater than the market price of the common shares.

NOTE 3 - INCENTIVE STOCK OPTION PLAN

As of September 30, 1998, the company's outstanding stock options totaled 274,100 shares. These options have been issued to key employees, officers, directors and consultants of the Company. The Company is authorized to issue 350,000 shares of incentive stock options or non-qualified stock options.

NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at September 30, 1998 and December 31, 1997 include the following:

                                      September 30,       December 31,
                                         1998                1997

       Prepaid income taxes          $   515,518           $    -
       Prepaid advertising expense       148,374             191,814
       Accrued interest receivable        98,553              93,157
       Other prepaid expenses            410,809             445,931
                                     -----------           ---------
                Total                $ 1,173,254           $ 700,902

NOTE 5 - ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at September 30, 1998 and December 31, 1997 include the following:

                                           September 30,       December 31,
                                              1998                1997

       Income tax payable                  $     -               $ 27,278
       Commissions & royalties payable        20,595               90,003
       Accrued advertising                    82,994              117,281
       Other expenses payable                124,019              260,132
                                           ---------             --------
                Total                      $ 227,608             $429,263


NOTE 6 OTHER TRANSACTIONS WITH RELATED PARTIES

The Company owns an 18.9% interest in Talon Research and Development Ppty. Ltd. Talon. As of September 30, 1998 the Company's investment in Talon includes:

         $282,500 for the cost of the 18.9% interest in Talon

         $314,147 for an option to purchase additional Talon shares, through December 31, 1999, for approximately $1,400,000. The cost of the option would be applied against the purchase price. If the option is not exercised, the amount paid for the option would be expensed.

         $ 45,605 for the equity in the income of Talon, valued at the average translation rate between US$ and $NZ for the year-to-date

         --------
         $642,252 Total investments in affiliate and option to purchase shares in affiliate.

The Company has purchased certain electronic components, which have been transferred to Talon at cost, these components are used in Travel*Star GPS units and other products manufactured by Talon. The Travel*Star components are purchased from Talon. For this year to date, The Company has transferred $540,900 in such components to Talon and has purchased $488,507 in Travel*Star components from Talon. This results in a net amount of $52,393 receivable from Talon as of September 30, 1998.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements: No Assurances Intended

Item 2 contains certain forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking results include: the Company's ability to successfully develop new products for new markets such as the American Automobile Association Road Whiz, E@sy-Mail and Travel*Star; customer acceptance of new products; the possibility of the Company losing a large customer, or a or key personnel, new or terminated custom product promotions like the 1997 program which was not renewed, the Company's ability to manage growth and to successfully integrate recent strategic marketing and product development alliances, including the American Automobile Association Road Whiz project, the impact of competition on the Company's revenues; delays in the Company's introduction of new products, as with E@sy-Mail, where the planned marketing partner had to be replaced, and the possibility of the Company failing to keep pace with emerging technologies.

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

OVERVIEW

Since 1987, the Company has engaged in the development, manufacturing and marketing of easy to use, portable data retrieval devices that employ the Company's proprietary data compression technology for storing large quantities of information on and retrieving it rapidly from a microprocessor memory chip. These portable devices known as Road Whiz and other tradenames, which retail for average prices between $19.95 and $100.00 have been primarily been sold through specialty retailers, television shopping networks, promotional marketers, and premium sales organizations.

Beginning in 1998, the Company introduced Travel*Star GPS which incorporates both proprietary data technology and utilizes global positioning satellite technology to provide location for proximate services. This item will retail at $349 to $399 depending on the features of the specific unit.

Management believes the Company is poised for transition to stronger market positions, through initial marketing of Travel*Star through a national electronics chain, and initial promotion, during the fourth quarter of 1998, of the Road Whiz product through a national mass merchandising retailer. The Company has also entered into an agreement with the American Automobile Association, (AAA) to incorporate AAA approved restaurant, lodging and service facilities into a proprietary data base that will also indicate the AAA rating for each establishment. This product will prominently carry the AAA brand logo and will be marketed to AAA's 40,000,000 members and through catalog and specialty retail stores.

RESULTS OF OPERATIONS

Net sales for the three month and nine month periods ended September 30, 1998 were $1,342,768 and $3,823,435, respectively, compared to $3,219,802 and $9,970,106 for the three months and nine months ended September 30, 1997,representing a 58% decrease for the quarter and a 62% decrease for the nine months, respectively. The following shows a quarterly and nine months breakdown and comparison of these revenues:

                           Three months ended Increase          Nine months ended Increase
                               September 30      (Decrease)            September 30,    (Decrease)
REVENUES                    1998          1997                      1998          1997
Consumer products       $1,335,782    $3,071,478    (57%)       $3,583,164    $9,545,059   (62%)
Contract revenues            6,986       148,324    (95%)          240,271       425,047   (43%)
   Total                $1,342,768    $3,219,802    (58%)       $3,823,435    $9,970,106   (62%)

Consumer Products revenue for the three and nine months ended September 30, 1998 decreased by $1,735,696 and $5,961,895 respectively from the comparable periods ended September 30,1997. The decrease in revenue is primarily attributed to shipments under a contract, in 1997, for custom travel computers, totaling approximately $1,518,000 and $6,100,000 respectively, the three months and nine months ended September 30, 1997. The Company was not able to develop a comparable program for 1998, which would have mitigated the effects of the above contract. However, new markets are being developed including mass merchandise retail, with orders totaling $672,000, received in October for November delivery, retail test market for Travel*Star through Radio Shack during the fourth quarter, and approximately 32,000,000 credit card inserts to be mailed during the fourth quarter compared to approximately 21,000,000 mailed for similar programs during the fourth quarter of 1997. These actions will mitigate, but will not overcome, the impact on annual sales, of the completion of the customer travel computer program discussed above, by the end of calendar year 1998.

Contract revenues for the three months ended September 30, 1998 were $6,986 compared to $148,324 in the comparable period in 1997. For the nine months, contract revenues were down by $184,776 over the comparable nine months ended September 30, 1997. The lower contract revenues compared to the prior year are a result of the near completion of the orders for 12 laser pointing and tracking systems (PATS) installations. Revenues for this contract were recorded on a percentage of completion method pursuant to the terms of the contract. All work and billings under the current contracts are expected to be completed by the end of calendar year 1998.

Gross profit for the current quarter for the consumer product group totaled $625,829 or 46.8% of consumer product sales as compared to $1,845,670 or 60.1% for the third quarter of 1997. For the nine month period, gross profit totaled $1,883,439 or 52.7% of consumer product sales compared to $5,710,160 or 59.8% of sales for the nine months ended September 30, 1997. The decrease for the quarter and year to date is primarily due to the sales of custom units in 1997 at high margins, which were offset by significantly higher selling expenses.

Selling, expenses for the three months ended September 30, 1998 totaled $362,281 as compared to $1,056,631 for the same quarter last year, representing a 65.7% decrease. For the current nine months, selling expenses totaled $1,395,595 versus $3,193,678 representing a 57.1% decrease. Sales commissions for the nine months decreased to $98,643 from $1,948,030, reflecting higher sales and marketing costs related to custom orders; advertising and marketing costs increased to $1,063,994 from $1,028,707, reflecting higher mailings of credit card inserts. This reflects the Company's continuing strategy to increase its brand name recognition and to support product offerings.

General and administrative expenses for the three months ended September
30, 1998 were $588,580, $61,846 (11.7%), higher than the comparable period in 1997. The increase was due to legal expenses, which increased $32,002 primarily related to contract negotiation with American Automobile Association and Smart Time AG related to development of expanded database and marketing appeal for Road Whiz and to replace Intellidata as a source of internet services for the E@sy-Mail product, salaries which increased $16,462 reflecting on-going commitment to strengthening marketing and administration functions and depreciation related to current and prior capital outlays. For the year-to-date administrative and general expenses increased by $174,130 (11.2%) to $1,725,718. The major factors in the increase are payroll costs up $117,471, reflecting full year impacts of essential personnel additions in general management, finance and marketing; and legal and auditing costs which increased $68,317 due to growth-oriented activities, such as AAA and Smart Time and non-recurring costs related to year-end 1997 audit costs due to a change in financial personnel.

Research and development expense decreased $37,751, or 16.3%, to $196,143 during the quarter ended September 30, 1998 compared to the same period in 1997. For the nine-month period, research and development decreased by $292,542 or 39.5% to $447,168. The major factor in the reduction was the elimination of POIS Inc. operations as of December 31, 1997. POIS research and development expenses for the three and nine months ended September 30, 1997 were $60,585 and $311,494 respectively.

The Company's research and development efforts have been tightly focussed on Travel*Star and E@sy-Mail and related projects and account for approximately 90% of research and development spending for the year-to-date. Significant improvements in the functionality of Travel*Star have been introduced and are incorporated in models currently in the marketplace. Additional efforts for a significant upgrade of the product including more resources and simplified operation are projected for prototype testing in early 1999. E@sy-Mail will be tested during the fourth quarter of 1998, and is expected to be deliverable shortly thereafter. Research effort has been undertaken to combine information from the AAA Auto Club with Ultradata proprietary data base information to create a Road Whiz type product which also includes AAA lodging, dining and service facilities and their diamond symbol ratings for such establishments. The AAA/Road Whiz product will be available late in the first quarter of 1999.

The Company has entered into a joint development agreement with Smart Time AG a privately held Virginia corporation, which has purchased certain assets and rights to software from Intellidata. Under terms of the agreement, Ultradata has transferred software and documentation, granted as part of the settlement with Intellidata to Smart Time in exchange for a promissory note of $400,000. In addition, Ultradata is providing Smart Time with access to computer equipment purchased from Intellidata, and providing additional loans totaling $150,000 to Smart Time to upgrade the systems to meet the network service needs of E@sy-Mail and other customers currently using Smart Time as a network service provider.

Interest income for the quarter ended September 30, 1998 totaled $35,624, as compared to $54,438 for the quarter ended September 30, 1996. For the nine months ended September 30, 1998 interest income totaled $139,596 as compared to $165,188 for the same period ended September 30, 1997. Smaller investable balances were available during all of the third quarter of this year, due to investments in affiliates and a seasonal inventory increase. Generally, the Company invests its surplus funds in more liquid investment instruments in order to avoid short term borrowing against the bank line of credit. These more liquid short term investments carry a lower interest yield.

As a result of the foregoing, the Company posted a net loss of $(324,584)or ($0.10) per fully diluted share for the quarter ended September 30, 1998 versus net income of $105,804, or $0.03 per fully diluted share for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, the Company posted a net loss of $(909,172), or ($0.27) per fully diluted share as compared to net income of $396,645 or $0.11 per fully diluted share) for the nine months ended September 30, 1997.

BACKLOG

The current backlog of consumer products was approximately $926,000 compared to $1,235,097 at September 30, 1997. This backlog consists primarily of orders for non-custom travel computers associated with vendor orders for the holiday season. Backlog represents contracts which are cancelable by customers and my not be indicative of future periods. All of the September 30, 1998 backlog is projected to be shipped by the end of calendar year 1998.

FINANCIAL CONDITION AND LIQUIDITY

The Company has funded its operations primarily through the sale of Common Stock and historically through periodic borrowings, and from cash generated by operations. At September 30, 1998, the Company had $2,148,773, in cash and cash equivalents, compared to $4,151,825 at September 30, 1997. The Company's operating activities used cash totaling $1,308,600 for the nine months ended September 30, 1998. Cash used by operating activities resulted from an operating loss of $909,172 and an increase in inventories of $568,405 for orders to be shipped during the fourth quarter.

Net cash used by investing activities totaled $1,115,901, which includes: the purchase of capital equipment of $197,327; investment in Talon Research & Development Ppty. Ltd., of $596,647 including the initial purchase of 18.9% for $282,500 and payment for an option to purchase, by December 31, 1999 of up to a total of 51% of the stock in Talon for $314,147; and the transfer of software related to E@sy-Mail to Smart Time AG in exchange for a promissory note of $400,000 along with additional lending of $150,000 to support completion of network facilities and programming to support E@sy-Mail and related projects undertaken by Smart Time AG.

Investing activities used cash totaling $502,694 primarily through repurchase of treasury shares at prices deemed by management to enhance shareholder value. As a result of the foregoing, net cash decreased by $2,927,195.

Inventories increased $568,408 from the December 31, 1997 level to $4,073,240 as of September 30, 1998. This represents the seasonal building of inventory for the forthcoming holiday season. Typically, inventory levels decrease during the first six months and gradually build during the third and into the fourth quarter. Accounts receivable decreased by $171,877 from $1,672,042 at December 31, 1997.

As a result, net working capital decreased from $10,761,352 at December 31, 1997 to $8,263,231 at September 30, 1998. The Company's current ratio at September 30, 1998 was 8.5 to 1 as compared to 12.3 to 1 at December 31, 1998.

The Company has an unsecured line of credit totaling $2.0 million plus a $500,000 facility for letters of credit, bringing the total credit facility to $2.5 million. As of September 30, 1998 the borrowing against this line of credit was zero. As a result of operating losses, the Company is in violation of one of the covenants of the borrowing agreement for the line of credit. The lender has granted a waiver through the end of calendar year 1998.

The Company believes that the liquidity provided by its existing cash and cash.equivalents, the borrowing arrangement described above, and the cash generated from operations will be sufficient to meet the Company's operating and capital requirements for the next twelve months.

YEAR 2000 ISSUES

The Company has implemented plans to address Year 2000 issues. The primary focus include: Company information technology systems; other support systems; the readiness of Company suppliers and customers. Although Company products include computerized components, the data bases are not date sensitive, and the Company believes that there are no additional contingencies or warranties related to its product resulting from Year 2000 issues. Expenses related to determinations of Year 2000 compliance have been expensed and incurred and have not been material to the financial results of the Company

With respect to the Company's information technology systems, the Company's primary accounting and related systems are Year 2000 compliant and the software is certified as such by the vendors. Primary product support databases have been tested and will recognize years from 2000 and higher in the correct century. Non-information technology systems, including telecommunications have been tested and appear to be Year 2000 compliant.

An interruption of the Company's ability to conduct its business due to a Year 2000 problem could have a material adverse effect on the Company. The Company is not presently aware of any such significant exposure, however, there can be no guarantee that the systems of third parties, on which the Company relies will be converted in a timely manner, or that failure to convert would not have a material adverse effect on the Company.

The Company is developing information by structured questionnaires sent to key customers and vendors. The Company expects to obtain responses from all vendors and customers by December 31, 1998. The Company will assess the implications of respondents' readiness, develop a plan to monitor progress for any respondents not, as yet indicating, Year 2000 compliance, and to develop appropriate contingency plans for any situations found which may have a adverse impact.

                        ULTRADATA SYSTEMS, INCORPORATED
                                     10QSB


PART II - OTHER INFORMATION

Item 1.          Legal Proceedings:

          None

Item 2.          Changes in Securities:

          None

Item 3.          Defaults upon Senior Securities:

          None

Item 4.          Submission of Matters to a Vote of Security Holders:

          At the Company's Annual Meeting of Shareholders on July 9, 1998, the shareholders elected Monte Ross, Mark L. Peterson, Steven H. Akre, Esq., Bruce L. Miller and John J. Clancy to serve as directors until the 1998 annual meeting.

Item 5.         Other Information:

          None

Item 6.          Exhibits and Reports on Form 8-K:

          On August 6, 1998 the Company filed a report on Form 8-K/A to report, pursuant to Item 4 thereof, a change in principal accountants.


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