Form 10KSB
period 1998-12-31
ULTRADATA SYSTEMS INC
filed 1999-04-15
CIK 931947

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB


                             ANNUAL REPORT PURSUANT
                            to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

         ( X )Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

         ( )Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_____ to_____

                         Commission File Number: 0-25380

                         ULTRADATA SYSTEMS, INCORPORATED
                 (Name of small business issuer in its charter)

 Delaware                                                             43-1401158
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
  incorporation or organization)

9375 Dielman Industrial Drive, St. Louis, MO.      63132
--------------------------------------------------------
(Address of principal executive office)        (Zip code)

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

         Yes   X                                         No
            ------                                         ------
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB._____



     STATE THE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR:    $7,234,075

         The aggregate market value at March 31, 1999 of the voting stock held by non-affiliates, based on the closing price as reported by NASDAQ National Market System (NMS), was approximately $3,938,065. The aggregate market value has been computed by reference to a share price of $1.6875 (The price at which stock was sold, or the average bid or asked price of such stock on March 31, 1999. All directors and more than five percent of stockholders of the Registrant have been deemed "affiliates" for the purpose of calculating such aggregate market value.

         The number of shares outstanding of the issuer's common stock, as of March 31, 1999, was 3,154,793.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:       Yes          NO   X
                                                         -----       -----



                    DOCUMENTS INCORPORATED BY REFERENCE:          None

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

         This Item (1) contains certain forward-looking statements regarding the Company, its business prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. A major risk inherent in the implementation of the Company's revised business plan, referred to herein is executing the plan within the constraint of financial resources available to the Company at this time. Factors that may affect such forward-looking results, including statements about backlog, the Company's ability to successfully develop new products for new markets; customer acceptance of new products; the possibility of the Company losing a large customer or key personnel; the Company's ability to manage growth and to successfully integrate recent strategic marketing and product development alliances; the impact of competition on the Company's revenues; delays in the Company's introduction of new products; the possibility of the Company failing to keep pace with emerging technologies, and the preparation by the Bank and acceptance by the Company of complete documentation, including, among other items, loan covenants.

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

PART I
         Item 1. BUSINESS


GENERAL DEVELOPMENT OF BUSINESS
         Ultradata Systems, Incorporated ("The Company") is engaged in the manufacture and marketing of hand-held data retrieval devices that employ proprietary data compression technology developed by the Company. The Company was formed, as a corporation in 1986, named Laser Data Technologies, Inc. The name was changed, in November 1994, to Ultradata Systems, Inc., to better reflect the Company's business orientation.

The Company's primary focus is in research, development, and marketing of electronic consumer travel products which utilize the Company's proprietary data compression technology for storing large quantities of information on, and retrieving it rapidly from, a microprocessor memory chip. Each of the Company's consumer products is designed to allow the consumer to access useful information stored in a convenient manner. The Company's products generally sell at retail prices between $19.95 and $99.95 per unit. Travel*Star GPS, introduced in early 1998 using global positioning satellite data, sold at retail prices ranging from $299.95 to $399.95.

CONSUMER PRODUCTS

         The Company's Consumer Products Division primarily develops and markets hand-held travel computers, the majority of which bear the ROAD WHIZ(TM) registered trademark. Various models contain custom developed data to provide the traveler with directions and information regarding the services available along the U.S. Interstate Highway System. Some versions include city information as well. The travel database contained in most of the models offered by the Company is proprietary and contained on a memory chip built into each unit. The travel database contains over 100,000 services. This service information includes destination, mileage, gas stations, hotels, motels, hospitals, 24-hour restaurants, and highway patrol emergency numbers along the United States Interstate Highway System. During 1998, the Company entered into an agreement with the American Automobile Association (AAA) to develop an expanded data base which includes restaurants, lodging facilities, camping and service facilities approved by AAA. This database containing in excess of 100,000 facilities, and, where available, their AAA rating or AAA approved status, will be incorporated in a custom hand-held travel computer called the Trip Wizard(R). This unit is expected to be available in April 1999.

         The hand-held travel computers made by the Company provide routing and services similar to other travel software products in the market. The Company's database containing in excess of 100,000 services, is proprietary to the Company's travel computers. The Company sells its products through independent sales representatives, mass merchandise retailers, catalog companies, department stores, office supply stores, direct mail promotions, luggage stores and selected television shopping channels. A major factor in the sales decline experienced in 1998 was the inability to secure new private label volume to replace a 1997 private label premium program. This program accounted for $6.9 million, representing 52.1% of 1997 consumer sales. The private label market is viewed as an important strategic growth opportunity for the Company. The Company's agreement with the American Automobile Association (AAA) represents an important commitment to private label products. Trip Wizard(R) will be marketed to AAA's affiliates, consisting of 93 clubs, 1,100 offices and over 41 million members in the United

States, as well as to specialty retailers.


MAJOR PRODUCT OFFERINGS


ROAD WHIZ(TM) FAMILY
         The ROAD WHIZ(TM) hand-held travel computer was introduced during 1990. Since 1990, the Company has developed enhanced travel computer versions, based on the of the ROAD WHIZ(TM), including ROAD WHIZ(TM) PLUS, ROAD WHIZ(TM) ULTRA or ROAD WHIZ(TM) COMPANION, ROAD & CITY, TOWN & COUNTRY, and UltraFinder(TM) . The strategy for the Road Whiz(TM) family of products is to expand its line of travel computers to include additional features and functions at generally lower retail prices.

AUTO PILOT
         This product is a ROAD WHIZ(TM) type unit similar to the Town & Country, described below, and utilizes the Company's proprietary technology and designs. Completion of the agreement is dependent upon satisfactory test marketing of the product, which is ongoing, and at the sole discretion of Telebrands. Auto Pilot will be manufactured and marketed by Telebrands, upon completion of a signed agreement with Telebrands. Telebrands will employ a broad range of television advertising, including spot ads and an infomercial to generate product awareness and mail order sales, before presenting the product in mass merchandise retail, drug and other retail outlets. Telebrands "As Seen On TV" logo has reserved space commitments for its products in a broad range of retail outlets. The proposed agreement calls for a minimum of 1 million units in 1999. For each unit sold the Company receives a royalty. During 1998, Telebrands purchased, at their expense, long lead-time tooling and prototype parts for production. Telebrands plans to complete infomercials and spot advertisements, during the first quarter of 1999.


ROAD WHIZ(TM) PLUS
         ROAD WHIZ(TM) PLUS was introduced in 1991, and has been enhanced each year. It provides complete routing information for over 90 cities giving driving distances, driving time and detailed directions to major cities. ROAD WHIZ(TM) ULTRA contains over 60,000 services and has double the memory capacity of first generation travel computers. This unit is marketed in mass merchandise retailers, which included a fourth quarter promotion in 3,000 Kmart stores, and will be marketed through Kmart in 1999.


ULTRAFINDER
         ULTRAFINDER(TM) was introduced in 1995. It is a powerful hand-held travel unit marketed by the Company. It contains over 60,000 services and specific routes to over 500 cities, giving distance and driving time. ULTRAFINDER(TM) features a two-line display and an updatable plug-in memory module. It was initially priced to sell at $99.95 at retail, although the company has offered promotions of this product at $49.95. During fiscal 1997, the Company sold a private label version of this product, realizing revenue in excess of $6.9 million. Reductions in both purchased and manufacturing costs have made ULTRAFINDER(TM) a marketable item in 1998 at a $49.95 retail price point.


SUPER ROAD WHIZ(TM)
         The SUPER ROAD WHIZ(TM) was introduced during 1997. It lists interstate highway services including gas stations, restaurants, motels, campgrounds, malls, tourist sites and hospitals in over 160 major cities. During 1998, SUPER ROAD WHIZ(TM) was featured on the QVC television network selling over 90,000 units in a single day, and through credit card insert mailings.


TOWN & COUNTRY
         The TOWN & COUNTRY, introduced in 1996, provides a list of 60,000 services along the nation's highways, parkways and toll roads and directions to over 7,000 towns on Interstates and U.S. Highways. The Company sells this product through upscale retail locations, such as Brookstone and Rand McNally.


The ROAD WHIZ(TM) RV SPECIAL
         The ROAD WHIZ(TM) RV SPECIAL was introduced in 1997. It provides interstate services, U.S. highway data, including distance and driving time between towns with populations of over 1,000, and city-to-city directions for over 250 cities, including shortest complete route, total distance, and driving time.


KIDS ROAD WHIZ(TM)
         The KIDS ROAD WHIZ(TM), introduced in December 1996, is a travel computer providing directions to amusement parks, water parks and other entertainment sites for children traveling with parents. It also includes word games. Sales of this item, to date, have been minimal and are not expected to make a significant contribution to consumer product sales in the future.

GOLF FINDER & GOLF GUIDE
         GOLF FINDER(TM) and GOLF GUIDE represent the Company's two entries into the sports leisure and travel market. Introduced in 1994, GOLF FINDER(TM) is a hand-held data retrieval device which contains information on over 13,000 U.S. golf courses, including greens fees, restaurant facilities, phone numbers, types of terrain, travel directions to the course, availability of carts, caddies, clubs, and other course features. GOLF GUIDE(TM) also contains a four-player scorekeeper with player name entry and records individual players' scores, in addition to the golf course information in GOLF FINDER(TM). The Company acquired the golf course database for these products from a third party. The Company is required to pay this third party a royalty of 10% based on net sales and 20% for upgrades to the software developer.



HOME & GARDEN/GARDEN GURU
         The HOME & GARDEN and GARDEN GURU products were introduced in late 1996 and 1997, respectively, to provide a convenient home reference on first aid and helpful household hints on a variety of subjects, including spot removers and home decor. For the garden enthusiast, information is provided on planting and plant care, with over 4,000 pages of related information. The Company developed this database with the help of the Missouri Botanical Garden, a non-profit foundation dedicated to the development and preservation of plant species.



TRAVEL*STAR(TM) GPS
         TRAVEL*STAR GPS introduced in January 1998 combines the database information of ROAD WHIZ ULTRA(TM) with global positioning satellite technology, to determine a vehicle's exact longitude and latitude. The Company offers optional road service and detail direction subscription in conjunction with another service provider, Protection One, Inc., through a cellular phone. With additional plug-in memory modules, the unit is able to provide detailed directions for most major cities. The unit, which is portable, retails for $299 to $399. Factory installed systems range from approximately $1,000 to over $3,000. TRAVEL*STAR is marketed through SkyMall in-flight magazine and by Radio Shack, in its catalog and Radio Shack Unlimited, in store catalog programs.

         In January 1999, the Company demonstrated a prototype of an advanced, fully portable, in-car GPS navigation system, called TRAVEL*STAR 24. This unit includes directions and information for more than 200,000 highway and city services, turn by turn directions to hundreds of major intersections, sites of interest in each of more than 250 metropolitan areas and directions to over 12,000 smaller cities and towns. The unit continually displays heading and distance to the desired destination. Voice output identifies turns and alerts the driver to deviations from the calculated route. This item is expected to be available in August, 1999.



LASER SYSTEM CONTRACTS
         The business of the Company when it was initially founded was primarily focused on the fulfillment of research and development contracts leading to the manufacture of laser communications systems. The Company submits bids for laser system research and development contracts and production contracts to government and government-related agencies, typically under cost plus or fixed-fee contracts. Most of the Company's research and development laser systems contracts are beyond one year in scope. Upon the award of a research and development contract, the Company realizes revenues from progress payments received during the course of completion of such contracts. Required capital equipment is, usually, supplied to the Company by the customer. The technology developed during the Company's performance of a research and development contract becomes the exclusive property of the contracting party.

         In 1995, the Company received a $1.7 million government production contract from the Yuma Proving Ground to manufacture their Laser Pointing and Tracking System PATS design. For the two years ended December 31, 1998 and 1997, the Company realized revenues of $250,451 and $563,251, respectively, from this contract. The Company has completed nearly all of the outstanding work orders related to this program and does not anticipate this segment to use significant resources in future years. The Company is focused on its consumer products business and has neither invested in this market, nor will there be any significant costs associated with cessation of this function, upon completion of existing contracts.


MANUFACTURING
         The Company does not manufacture any of its consumer products and is entirely dependent upon third parties to manufacture and assemble the components comprising its products. The Company generally receives annual pricing from each of its manufacturers based upon estimated annual quantities. Thereafter, the Company releases individual purchase orders for production. The Company's arrangements with each manufacturer are terminable at will by either party. If either or both arrangements were to be terminated, the Company believes that alternate sources would become readily available. The sudden loss of one of the manufacturers or unanticipated interruptions or delays from present manufacturers would likely result in a temporary interruption to the Company's planned operations. The Company intends to maintain its practice of engaging subcontractors to meet its future manufacturing requirements.

         Raw materials used by the Company include hardware, keypads, computer memory chips, microprocessors, and other discrete electronic parts used in building circuit boards. Most of these are standard stock items that are generally available from multiple vendors. To date, the Company has been able to obtain adequate and timely supplies of raw materials. The Company presently has one sole source component, the antenna for the GPS product, which is supplied by Talon Research & Development Ppty., Ltd., ("Talon"), in which the Company owns 18.9% of Talon, as of December 31, 1998. The inability to obtain timely or sufficient deliveries of this sole-source component and certain custom parts would materially disrupt production until an alternative vendor could be located and qualified, and production could resume.

BACKLOG
         As of December 31, 1998, the Company's total backlog was approximately $15,300, versus a backlog of approximately $280,000 on December 31, 1997. Backlog is generally very low at December 31, due to minimal post holiday demand and normally short retailer lead times for standard products, which can be shipped from inventory. The Company has occasionally experienced cancellations or postponements in its delivery of orders.

SALES AND MARKETING
         The Company's sales and marketing strategy is to remain the leading supplier of low-cost, portable travel computers. To support this strategy, the Company believes it must offer a growing line standard and custom travel computers and GPS based travel computers. Such new devices are principally aimed at providing portability, increased consumer safety and security, more features and functionality, at affordable prices when compared to travel information devices available from others sources.

         The Company identifies its prospective customers and markets through a combination of direct mail, telemarketing, media advertising, tradeshow participation, and periodic appearances on home shopping television channels. The Company advertises extensively in magazines, travel oriented journals and periodically distributes promotional materials to increase market awareness of its products. Since going public in 1995, the Company has focused its primary marketing efforts on establishing customer relationships with local and regional retailers and upscale retail outlets. During 1998 and 1997, the Company has pursued programs to develop new markets by developing custom versions of travel computers, and expand distribution to nationally recognized electronics and mass merchandise retailers (e.g. Radio Shack and Kmart).

         In December 1998, the Company entered into an agreement with a major consumer products promotion company called Telebrands, Inc., to test direct marketing of a custom Road Whiz product, to be called Auto Pilot(R). If telemarketing tests, which commenced in December 1998, prove successful, this item will be manufactured and marketed by Telebrands. The market test includes analysis of the results of two different television commercials, in selected markets, and will include an info-mercial, which will be aired in April 1999.

         The Company's products are also marketed through independent sales representatives, mail order catalogs and office supply stores. In fiscal 1998, the Company incurred $2,442,366 in advertising, promotion, and marketing program expenses, as compared to $2,066,472 in 1997. The Company incurred $224,104 in 1998 compared to $221,705 during 1997 to advertise in the SkyMall(TM) magazine, the popular, airline, buying guide. A direct mail program similar to one completed in 1997 was undertaken again in 1998 with Roy Thomas, a direct mail merchandiser. It included approximately 31 million advertising inserts distributed beginning with October 1998 oil and bank credit card statements. Additionally, the Company incurred $145,900 advertising expenses for a Road Whiz promotion at over 3,000 Kmart stores.

         The Company formed a joint product and marketing alliance with SmartTime(TM) Network, in 1997, to develop and market e-mail and data retrieval appliances on the Internet. Both parties agreed to share certain costs in the project. During 1998, Intellidata Technologies Corp., the parent of SmartTime Network, advised the Company that it was discontinuing the Smart Time operation. Intellidata, agreed to transfer to the Company all software, documentation and the hardware developed during the alliance, to the Company. In July, 1998, Sci-Com, Inc., a privately held company based in Virginia, agreed to acquire the existing business of SmartTime Network, and retain the SmartTime trade name for its new operation. The Company entered into a new agreement with Sci-Com. Under terms of the agreement, all software and documentation, including that acquired from Intellidata was transferred to Sci-Com in exchange for a $400,000 promissory note due to the Company; to lease at nominal rental, network server hardware acquired from Intellidata, and to fund expansions of the network. The Company has fully reserved for the collectibility of the $400,000 note receivable and accrued interest thereon. While the Company has no evidence that Sci-Com is not financially viable, Sci-Com has not provided financial statements as of December 31, 1998. The lack of financial statements does not permit the Company adequate assurance of borrower's ability to repay the note. During 1998, the Company loaned an additional $250,000 to Sci-Com. The loans are backed by specific collateral, to facilitate network expansion of the Smart Time Network, which will be undertaken during 1999.

DEPENDENCE ON CUSTOMERS
         Roy Thomas, Inc., a direct mail customer, accounted for 21.6% or $1,508,634 of 1998 consumer sales, compared to 14.5% or $1,918,987 of total consumer sales, during 1997. The Company initiated sales to Kmart Corporation (a large mass merchandise retailer), in a fourth quarter promotion, which totaled $626,082 or 9.1% of total 1998 consumer sales.

         During 1997, a major catalog promotion resulted in sales of approximately $6.9 million or 52.1% of total sales to a single customer. The promotion was completed in the fourth quarter of 1997 and there were no sales related to this program in 1998.

         For the two years ended December 31, 1998 and 1997, the QVC Network sales totaled $1,379,148 and $349,223, respectively, representing approximately 19.7% and 2.6% of consumer sales for those years.

COMPETITION
         Competition in the consumer electronics industry is intense. The Company believes that the primary competitive factors necessary to maintain its market leadership in the hand-held travel market include product features such as performance, product reliability, functionality, ease of use, product reputation, price, timeliness of product upgrades, and quality of customer support and service. The Company believes that price is a significant factor in determining future sales and the Company carefully monitors this. The Company regards $19.95 as an important retail consumer price for the Company's products to be successful in the mass market. The Company introduced ROAD WHIZ(TM), and through market driven price reductions in components and increased use of low cost contract manufacturing, is now priced to sell at retail for $19.95, as a mass market item. The Company was able to introduce the product, on a promotional basis in a major mass merchandise retailer, during 1998. The Company intends to explore other long-term relationships with mass merchandise retailers.

         The segment of the electronics industry in which the Company is engaged is populated by competitors with substantially greater financial resources than the Company, and characterized by rapid and significant technological advances, which often result in rapid partial or total obsolescence of products. The Company is not aware of any competitor selling affordable hand-held travel computers. There are other GPS products at substantially higher prices, including factory installed in-car units. Although the Company attempts to protect its technology and patents wherever possible, it is unable to provide any assurances that its patents and trade secrets will not be circumvented in the future. The Company faces competition from developers of travel software products with visual mapping displays. To protect the Company's dominant market position in affordable travel computers, the Company invested $672,090 or approximately 9.3% of its 1998 revenues, in research and product development, compared to $1,022,095 or 7.7% in 1997. There can be no assurance, however, that the Company will be able to develop or acquire new products or increase market channels at a rate sufficient to keep the Company competitive. The Company also cannot guarantee that new or updated product updates will ultimately achieve market acceptance.

RELATED PARTIES

POIS, INC.
         The Company ended operations of its Detroit based Personal Onboard Information Systems, Inc. subsidiary, effective December 31, 1997. There were no material effects on 1998 results from termination of POIS, Inc. operations.

TALON RESEARCH & DEVELOPMENT PPTY., LTD.
         In March 1998, the Company acquired an 18.9% ownership interest in Talon Research & Development Ppty., Ltd. (Talon) of Auckland, New Zealand for $282,150 in cash. Talon develops, manufactures and markets electronic components and marine instruments including Global Positioning Satellite (GPS) receiver units, including the antennas used in the Company's Travel*Star GPS product line. Financial results of Talon, for the period April through December, 1998, are included in the Company financial statements on the equity method. On August 12, 1998, the Company paid $314,162 for an option to acquire an aggregate interest of up to 50.1% of the outstanding common stock of Talon for approximately $820,000. The option is exercisable through April 2, 1999.

         As a result of the Company's reduced cash positions caused by the unanticipated poor fourth quarter results, the Board of Directors approved an alternative plan to conserve cash and less aggressively increase its investment in Talon. The revised plan further addresses long standing obligations to help Talon meet its financial obligations. Under the original plan, the Company spent $314,162 to purchase an option to acquire additional shares in Talon to raise its stake to 50.1%. The Company was obligated to make an additional payment of approximately $820,000 upon exercise of this option. Under the revised plan the $314,162 would be applied to purchase an additional 6.0% interest in Talon, which would increase the Company's ownership in Talon to approximately 25%. The terms of this agreement are currently under review by Talon, which the Company believes conforms to earlier negotiations. Upon acceptance by Talon and the timely completion of the pending bank credit facility, the Company would provide a twelve month, standby letter of credit to Talon's bank in amount of $400,000, to secure a new financing arrangement for Talon.

         For the year ended December 31, 1998 Talon earned approximately $687,000, compared to a nine month period ended December 31, 1997 which resulted in a loss of approximately $370,000. Talon changed its reporting period during 1998. The Company realized other income of $118,733, representing its 18.9% stake in Talon during the year. Talon management indicates that its forward orders (backlog) as of December 31, 1998 totaled approximately $3.7 million.

SCIENTIFIC COMMUNICATION & CONTROLS CORP.

         The Company formed a joint development and marketing agreement, in July 1998, with Scientific Communication & Controls Corp. (Sci-Com) of McLean, Virginia. Sci-Com acquired the operating rights to the SmartTime Network from Intellidata Technologies, Corp. Sci-Com will complete the implementation of network software, to support the Company's E@syMail and internet personal data assistant products. To facilitate this development and testing of the Company's products, which commenced in the fourth quarter of 1997, the Company transferred all software and documentation of the service software acquired from Intellidata, in exchange for a promissory note of $400,000, bearing interest at prime rate of 7.75% as of December 31, 1998. In addition, the Company leased computer equipment acquired from Intellidata to Sci-Com at rates below market value. The Company advanced Sci-Com $50,000 in a promissory note, due June 30, 2000 with interest at 6.36% to expand equipment capabilities to support the proposed network. The agreement also includes a provision for the Company to advance to Sci-Com up to an additional $400,000 in additional funds to complete network development, of which $200,000 was advanced as of December 31, 1998. These advances were incorporated in a promissory note due January 1, 2002, which provides for the Company to be entitled to one-half, (50%) of the operating revenue of SmartTime Networks (excluding only non-reoccurring engineering services provided by Sci-Com). The agreement also provides for the optional conversion of the loan into a 10% equity interest in Sci-Com, at the Company's sole discretion.

RESEARCH AND DEVELOPMENT
         The Company performs ongoing research and development, seeking to improve existing products and to develop new products. These activities are primarily done at the Company's corporate headquarters. The Company periodically engages outside computer system design consultants to expedite the completion of the development and test stages.

         In 1998, the Company incurred $672,090 in research and development costs compared to $1,022,095 in 1997. Research activities for 1998 were primarily focused on continued development of Travel*Star GPS, Travel*Star 24, introduced at the January 1999 consumer electronics show, E@syMail personal data assistant product and the development of a new database to incorporate American Automobile Association (AAA) facility and rating data to support the TRIP WIZARD(TM) product introduced at he Consumer Electronics Show in January 1999. These three major projects accounted for 83.0% of all research and development expenses in 1998.

         The Company incurred $158,558 during 1998, compared to $321,007 in 1997, for research and development of it portable Global Positioning Satellite
(GPS) based travel computer, called Travel*Star. This product has a GPS satellite receiver with the ROAD WHIZ(TM) data base and is believed to be the first affordable and portable GPS Driver Information System on the market. In addition, $166,657 was incurred on research and development of Travel*Star
24 was exhibited at the Consumer Electronics Show in Las Vegas. Travel*Star
24 incorporates the best features of Travel*Star, in a unit with an integral GPS antenna, expanded information display capabilities and increased functionality, including turn by turn directions in most major cities. Travel*Star and Travel*Star 24 will continue to be marketed through Radio Shack in its catalog program and Radio Shack Unlimited (RSU) program, through Sky-Mall in-flight catalogs, and other specialty retail outlets. E@syMail and personal data assistant units with Internet connect capabilities incurred spending on research and development totaling $232,825 during 1998.

DATABASE RESEARCH

         The Company believes that a broad and accurate proprietary database is one of the most important factors for the competitive success of the consumer product line. The potential for additional net sales, as well as the need to preserve the Company's reputation for accuracy and reliability, requires that the Company continuously validate and update its database. The Company uses various means to update its ROAD WHIZ(TM) database, including publicly available geographic and demographic data. A significant part of the ROAD WHIZ(TM) database is compiled by "Road Helpers." Road Helpers are generally retirees and others that travel extensively. Generally, the Road Helpers are nominally compensated by the Company.

         The Company maintains an on-site time staff of researchers who review and augment the data gathered by the Road Helpers. In addition to the Road Helpers, the research staff contacts travel services and Chambers of Commerce across the country to gather other information.

         During the fourth quarter of 1998, the Company reached an agreement with AAA to develop a product which combined the Company's expertise in hand held travel computers with the extensive database of travel, food and lodging information compiled by AAA for the benefit of their members. The Company has combined its travel database with that of AAA to provide a new information base for the AAA ROAD WIZARD(TM). This new product will initially be marketed by the 91 auto clubs affiliated with AAA to the 41,000,000 AAA members in North America, and through AAA's 1100 local offices throughout the United States and Canada.
         The Company's Research and Development Group includes two full-time software engineers and two hardware design engineers. During 1998, the Company employed various subcontractors in order to augment its internal research and development resources.


PATENTS AND TRADEMARKS
         The Company files patent applications, when applicable, to protect its technology, inventions and improvements. The Company owns four patents. The patents cover its method of compressing data relating to travel information. This compression technology permits the Company's travel products to store more data on smaller and less expensive memory devices.

         The Company has a second patent dealing with the methodology, which enables its travel devices, to account for changes which occur when the traveler crosses a state border. The Company believes that in order to manufacture a similar product, a competitor would have to develop a substantially different methodology, at considerable time and expense.

         The Company has received a third patent, which relates to use of electronic coupons for services, such as food or lodging, from handheld units, and could apply to navigation information products such as Travel*Star 24.

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



EMPLOYEES
         The Company currently has 26 full-time employees, including six officers, all of whom are located at the Company's headquarters in St. Louis, Mo. The Company employs six people in sales, customer service and shipping, eight people in product and database research, five people in executive management and administration, two people devoted to government contract work, three people in product development, one person in inventory management, and a president and chief executive officer. None of the Company's employees belong to a collective bargaining union. The Company has never experienced a work stoppage and believes that its employee relations are good.


ITEM 2. PROPERTIES

         The Company's headquarters and principal administrative offices and research and development facilities are located in approximately 12,500 square feet of leased office space in an industrial building located at 9375 Dielman Industrial Drive, St. Louis, Missouri. The Company maintains no manufacturing operations on site and employs outside contractors to perform all of its manufacturing requirements.

         Aggregate rental expense totaled $119,236 for 1998, compared to $120,088 in 1997. The Company believes that its facilities are adequate for the Company's present and foreseeable requirements.

ITEM 3. LEGAL PROCEEDINGS
        Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        Not applicable.



PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


(a)     Market Information
The following table sets forth the prices for the Company's Common Stock (NASDAQ: ULTR) as quoted on the NASDAQ National Market for the eight quarters starting January 1, 1997 and ending December 31, 1998.

                                                      Bid                     Asked
                                                      ---                     -----
            Quarter Ending                      High         Low         High         Low

            March 31, 1997                        $ 7.88      $ 5.88       $ 8.80      $ 6.25
            June 30, 1997                         $ 6.94      $ 5.63       $ 7.38      $ 6.00

            September 30, 1997                    $ 8.25      $ 5.00       $ 8.50      $ 5.25
            December 31, 1997                     $ 7.88      $ 5.63       $ 8.25      $ 5.55

            March 31, 1998                        $ 6.50      $ 3.75       $ 6.75      $ 3.88
            June 30, 1998                         $ 4.50      $ 3.25       $ 4.88      $ 3.50
            September 30, 1998                    $ 4.63      $ 2.25       $ 4.75      $ 2.38
            December 31, 1998                     $ 3.13      $ 2.00       $ 3.50      $ 2.13

(b)      Shareholders

         At March 3, 1999, there were 152 stockholders of record of the Company's Common Stock. Based upon information from nominee holders, the Company believes the number of beneficial owners of its Common Stock exceeds 1,100.


(c)      Dividends
         The Company has never paid or declared any cash dividends on its Common Stock and does not foresee doing so in the foreseeable future. The Company intends to retain any future earnings for the operation and expansion of the business. Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OVERVIEW
         The Company's net sales are derived from two business segments: (1) consumer products, marketed through retailers, catalog companies, and direct mail or other marketing agencies or groups as employed by the Company, and (2) laser systems contract revenues, derived from research and development and production contracts awarded by government agencies.

         The following table summarizes the contributions of consumer products and development contracts, respectively, to total net sales of the Company for each of the last two years ended December 31, 1998. The table should be read in conjunction with the audited financial statements for the periods indicated and the related notes incorporated herein.


                                                                  Net Sales
                                                    For the Two Years Ended December 31,
                                                               (in Thousands)
                                                  1998        %           1997         %
            Consumer Products                       $6,984    96.5          $13,254    95.9




    Laser System Contracts                             250     3.5              563     4.1
                                              --------------------------------------------------

                                                    $7,234   100.0          $13,817   100.0
                                              ==================================================

Year Ended December 31, 1998 vs. Year Ended December 31, 1997
         Consumer product sales for 1998 decreased by $6,270,176 (47.3%) to $6,983,804. The decrease was entirely due to a $6.9 million order for private label Ultrafinders designed and sold to a single customer in 1997, with no corresponding program in 1998.

         The Company was successful in making an initial penetration into mass merchandise retailing with Kmart Corporation orders for over 40,000 units totaling approximately $626,082 in sales, during the fourth quarter of 1998. Kmart has indicated that it will continue to offer the Road Whiz product in 1999, and orders for second quarter 1999 delivery were received during March of 1999. Unit volume for standard hand-held travel computers, excluding the large private label promotion in 1997, increased slightly (1.1%). The sales in 1998 compared to 1997 reflect reduction in the mass market retail price to $19.95. The Travel*Star product was introduced through Sky-Mall in-flight catalog and by Radio Shack, a large national electronics retailer in its consumer catalog and Radio Shack Unlimited, an in-store catalog. Although unit volume was disappointing to the Company, Radio Shack is committed to continuing the catalog programs and evaluating further in-store sales opportunities.

         Market channels which have traditionally been a part of the Company's strategic plan, such as television shopping networks, continued in 1998 to provide strong customer response, including a fourth quarter promotion totaling over 90,000 Road Whiz units on the QVC home shopping channel. Credit card mailing programs also continued to be an important component of 1998 sales. Fourth quarter results, despite lower mass market price point, achieved much higher sales than the fourth quarter of 1997, but the overall volume remains substantially below expectations. These programs are being thoroughly revised to improve the overall contribution on sales and to shift the financial risks related to high advertising costs to the company bringing the program to the customer.

         The Company recognizes that retail electronics consumer products have a relatively short life cycle due to the rapid advances of technology and intense competition for premium retail shelf space. The Company has employed a long-standing business strategy to expand its market channels in hand-held information devices by leveraging its hardware and software platforms. The Company has entered into an agreement with Telebrands, a privately held mass marketer, which uses direct television advertising, and has access to a broad range of retail outlets to expand mass market potential for the Company's hand held travel products. Final test marketing of Auto Pilot is being conducted by Telebrands and is expected to be completed by April 1999. Travel*Star 24 was well received during the Consumer Electronics Show (CES) in Las Vegas, during January 1999. Management and sales personnel are actively pursuing additional marketing channels for this item, and expect to launch this unit in the second half of 1999. Formal marketing arrangements and alliances like Telebrands, AAA, and the acquisition of other marketing partners are critical for the future growth and success of the Company.

         Contract sales from laser systems totaled $250,271 for 1998, compared to $563,251 for 1997. Contract sales were derived from progress billings against government contracts to upgrade systems which provide high resolution trajectory information on airborne objects. The original contract was received in 1995 and was originally valued at $1.7 million. The contract contained an override clause, which resulted in additional orders of $450,363 during the year 1997. There were no additional orders in 1998. At December 31, 1998, there was approximately $9,300 in contract revenue remaining. Costs for contract sales, in 1998, exceeded revenues by $20,021 or 8.0% of sales compared to a $271,034, or 48.1% gross margin on sales for 1997. The 1998 loss is due primarily to travel for additional on-site work to complete and test installations and costs incurred for contract programming services to replace the services of a key person who had been involved during the entire project who left the Company prior to completion of the project. Costs for final adjustments and fixes to software components for deliverable systems, exceeded estimates for 1998, but will be completed in 1999 and are not expected to have a material impact on future financial results. Further government contract activity is not part of the Company's plans for the future, and resources are planned to be re-deployed to consumer product activities.

         Gross profit for the consumer product group totaled $3,081,895, or 44.1% of sales, for the year ended December 31, 1998, compared to $7,888,673, or 59.5% of sales, for 1997. Gross profit was adversely impacted by the absence of relatively high margins on the $6.9 million private label promotional order in 1997 and by continued pricing pressure in retail, home shopping networks and credit card insert channels to meet a $19.95 selling price for a basic hand held travel computer. In addition, the Company recorded a provision totaling $469,210 for obsolescence of inventories. The obsolescence provision encompasses excess or out of date products and components, net of planned usage in 1999. The Company has identified specific market outlets for overstocks, and the development of marketing and production partnerships, similar to Telebrands, will minimize obsolescence risks for the Company in the future.

         Although, promotional volumes, such as the 90,000 unit QVC order, over 40,000 units for the Kmart promotional order and over 100,000 units for the fourth quarter credit card insert program, allowed for a reduction in unit costs, it contributed to a decrease in average gross margins of approximately 15%. The Company is actively pursuing lower cost sources of components and assemblies to help offset the reduced $19.95 average retail price for mass market business.

         Selling expenses for 1998 decreased to $2,931,151 from $4,540,359 in 1997. The decrease of $1,609,208 or 35.4%, primarily resulted from a decrease in sales commissions of $2,057,415, due to lower sales in 1998. Advertising expense increased by $350,414 (17.0%) from $2,066,472 in 1997. The increase in advertising reflects an increase from approximately 23 million mailing inserts in 1997 to approximately 31 million inserts in 1998. Poor response experienced with the credit card insert programs in 1998, have caused management to change its strategy for the risks associated with these programs in 1999. By the second half of 1999, the credit card program companies to be employed by the Company, will assume the advertising costs and the Company will provide product to the marketer on a standard wholesale basis. Due to commitments made for 1999 spring programs made in 1998, the effects of this change will take effect in the second half of 1999.

         General and administrative expenses increased by $435,639 (18.7%) in 1998 to $2,763,137 from $2,327,498 in 1997. The increase relates primarily to the establishment of a reserve of $400,000 against a note receivable due from an affiliate Sci-Com, Inc., which is considered uncollectible. The Company has also advanced $250,000 to Sci-Com to support completion of the network, on which E@syMail, a portable e-mail unit will be used. These notes are secured by specified assets and proceeds of Sci-Com. The notes may be repaid either through a 50% share of network revenues generated by Sci-Com, not limited to revenues generated by E@syMail users, or may at the Company's discretion be converted into a 10% equity interest in Sci-Com. The Company has, in light of the 1998 revenue reductions, taken other first quarter initiatives to reduce expenses through staffing reductions, reducing senior management salaries by 10% and by reductions in professional and outside marketing services, to bring expenses down to improve profitability.

         The Company reduced expenditures for research and development to $672,090 from $1,022,095 during 1997. The reduction was primarily due to the closure of POIS and a tight focus, in 1998, on significant projects including: the completion of the development of Travel*Star; development of Travel*Star 24; development and testing of E@sy Mail and related personal assistant products; and development and verification of the database for the AAA Trip Wizard. Travel*Star 24 is anticipated to begin shipments during the second half of 1999.

         Other income totaled $272,423 for 1998, compared to other income of $225,575 for 1997. The 18.9% investment in Talon Research & Development Ppty., Ltd. resulted in other income of $118,733. There was no corresponding amount realized in 1997. Interest income, decreased from $225,566 in 1997 to $161,387 in 1998, due to lower invested cash and marketable security balances.

         The Company's effective tax rate was 23.9% for 1998. This rate is based on applying tax loss carry-backs of $231,227 limited to the previous two years, for which filings are being made to recover overpayments. The balance of $500,000 has been recorded as a deferred tax asset, reserved for tax loss carry forward application, which management expects to be applied against tax liabilities incurred in future years. Some of these carry forward benefits may be subject to limitations imposed by the Internal Revenue Service Code, resulting in the reserve. This compares to rates of 31.8% of profits for the year ended December 31, 1997.

         As a result of the foregoing, the Company recorded a net loss of $(2,307,057) or $(0.70) per basic and diluted common share compared to net income of $337,104, or $0.10 per basic and diluted common share for the year ended December 31, 1997. Earnings per share is computed on a basic and diluted method in accordance with FAS 128. There were 3,299,636 and 3,400,967 basic common shares and 3,299,636 and 3,425,613 diluted shares, respectively, used in calculating earnings per share for the years ended December 31, 1998 and 1997.

YEAR 2000 ISSUES
        The Company has implemented plans to address Year 2000 issues. The primary focus includes: Company information technology systems; other support systems; the readiness of Company suppliers and customers. Although Company products include computerized components, the data bases are not date sensitive, and the Company believes that there are no additional contingencies or warranties related to its product resulting from Year 2000 issues. Expenses related to determinations of Year 2000 compliance have been expensed and incurred and have not been material to the financial results of the Company.

         With respect to the Company's information technology systems, the Company's primary accounting, electronic commerce and related systems are Year 2000 compliant and the software is certified as such by the vendors. The Company has acquired and installed software updates, as such updates are made available, under on-going technical support contracts with the software suppliers. Primary product support databases have been tested and will recognize years from 2000 and higher in the correct century. Non-information technology systems, including telecommunications have been tested and appear to be Year 2000 compliant.
During 1998, the Company spent approximately $10,000 on upgrading software and related consulting and expects to spend a like amount in 1999.

         The Company has developed information by structured questionnaires sent to key customers and vendors. The Company continues to receive responses from vendors and customers. Second requests will be made to non-responding customers or vendors in early 1999. To date, nothing has come to the Company's attention that Year 2000 problems will interrupt the Company's operations. However, the Company is assessing the implications of respondents' readiness, to develop a plan to monitor progress for any respondents not as yet indicating Year 2000 compliance, and to develop appropriate contingency plans for any situations found which may have a adverse impact.

         An interruption of the Company's ability to conduct its business due to a Year 2000 problem could have a material adverse effect on the Company. The Company is not presently aware of any such significant exposure. However, there can be no guarantee that the systems of third parties, such as customers or suppliers, on which the Company relies, will be converted in a timely manner, or that failure to convert would not have a material adverse effect on the Company.


         Year Ended December 31, 1997 vs. Year Ended December 31, 1996

         During 1997, sales of consumer products increased by $4,971,544 to $13,253,980 from $8,282,436 in 1996. The increase in sales was the result of $6.9 million in revenue for a custom Ultrafinder designed and sold to one customer. This unit was used as a gift selection item within a promotion catalog for the benefit of an international cigarette company. Sales of standard products decreased approximately $1,900,000 from the previous year. New product sales were adversely impacted as a result of extended delays in product development. The Company introduced its newest product, the Travel*Star, at the Consumer Electronics Show (CES) in Las Vegas during January 1998. Travel*Star is a Global Positioning System (GPS) based product that began shipping during March 1998. The Company believes that Travel*Star and other new products currently in development are important extensions to the present line of travel computers, many of which are in their third year of existence.

         Contract sales from laser systems totaled $563,251 for 1997, as compared to $810,484 for 1996. Contract sales were derived from progress billings against government contracts to upgrade systems, which provide high-resolution trajectory information on airborne objects. The original contract was received in 1995 and was originally valued at $1.7 million. The contract contained an override clause, which resulted in additional orders of $450,363 during the year. At December 31, 1997, there was approximately $259,300 in contract revenue remaining and $119,400 in cost to be expended.

         Gross profit for the consumer product group totaled $7,888,673, or 59.5% of sales for 1997, compared to $4,786,221, or 57.8% of sales, for 1996. Gross profit was adversely impacted by $260,000 during fiscal 1997 resulting from the write down of certain inventories that became either obsolete or slow moving during the year. Similar charges during the year 1996 amounted to $19,000. Exclusive of these charges for inventory, the Company would have achieved a 3.3% improvement in gross profit percentage. This improvement is primarily the result of private label sales at higher gross margins, and continued cost savings in the form of lower cost units received from the foreign manufacturer.


         Gross profit for contract sales totaled $271,034, or 48.1% of sales, versus a gross profit of $430,277, or 53.1% of sales, last year.

         Selling expenses for 1997 increased to $4,540,359 from $2,297,307 in 1996. The increase of 97.6% resulted from increased sales commissions, particularly related to private label and promotion orders, to $2,211,858 from $299,139 in 1996 and advertising outlays which increased 16.5% from $1,773,454 to $2,066,472. The increases reflect the Company's commitment to opening new markets and channels of distribution of information products. General and administrative expenses increased to $2,237,498 from $1,691,458 in 1996, an increase of 32.3%. The increases relate primarily to salaries and royalty expenses, which increased $149,000 and $126,000 respectively. The royalty expense increase relates to increased sales of Road Whiz(TM) and Ultrafinder(TM) products. In addition, the company experienced increases in professional fees, public relations and legal expenses.

         The Company made significant investments in research and development totaling $1,022,095 during the year. Much of this investment was attributed to Travel*Star(TM) ($321,007), E@sy Mail(TM) ($131,577), and Personal-On-Board Information System Products ($393,636) in addition to capitalized software development costs of $290,635. Travel*Star(TM) will began shipments during the first quarter of 1998. E@sy Mail(TM), an Internet appliance used for e-mail, stock quotes, lottery results, horoscopes and more in a hand-held format is running behind schedule due to delays encountered with the strategic partner providing access to the e-mail connection.

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

         As a result of the foregoing, the Company's net income increased to $337,104, or $0.10 per share, computed on a basic and diluted method as compared to net income of $208,137, or $0.08, computed on both basic and diluted for the prior year. There were 3,400,967 and 2,717,837 basic common shares and 3,425,613 and 2,774,633 diluted shares, respectively, used in calculating earnings per share for the years ended December 31, 1997 and 1996. The computation of basic and diluted earnings per share has been restated in accordance with SFAS 128.

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

LIQUIDITY AND CAPITAL RESOURCES
         Total cash and cash equivalents decreased by $3,821,877 from $5,075,968 at December 31, 1997 to $1,254,091 at December 31, 1998. This decrease is primarily due to a net loss of ($2,307,057) during 1998, investments in Talon of $701,622, repurchase of common stock for $770,219, and advances of $250,000 to Sci-Com.

         At the end of 1998, there were no material capital spending commitments outstanding. The Company relies on outside vendors for all of its manufacturing. Consequently, the Company's operations do not require substantial capital expenditures other than for the periodic purchase of tooling, test equipment, and fixtures. During 1998, the Company spent $296,836 for capital expenditures, which included $84,000 for the purchase of computer equipment from Intellidata relating to the network services for E@syMail. Total capital expenditures are not expected to be significant based on the current business outlook.

         As of December 31, 1998, the Company was in default, on its existing credit facility, with regard to one covenant of its insecured lending agreement relating to a key financial ratio, interest coverage. The default has not been cured as of the filing of this report. The Company has negotiated a lending agreement with another lending institution, which will provide a credit a facility of $1 million, secured by the Company's accounts receivable and inventories. This facility will, meet projected needs for a letter of credit not to exceed $500,000 related to the increase in the ownership of Talon from 18.9% to approximately 25%, and will be part of the security for a $2 million lending facility negotiated by Talon, which is projected to meet Talon's working capital requirements in 1999. The new credit facility is expected to meet the Company's needs through 1999, if it meets its revenue targets.

         At December 31, 1998, the Company had a working capital surplus of $6,038,519 as compared to a working capital surplus of $10,607,580 at December 31, 1997. Included in working capital at December 31, 1998 was $1,254,091 in cash and cash equivalents. Inventories decreased $383,883, inclusive of a reserve adjustment for excess and obsolete of $469,210. Accounts receivable increased by 85.6%, or $1,431,923 to $3,103,965. The increase in accounts receivable resulted from one customer receivable totaling $1,175,214, extended dating for another customer, and two past due government receivables totaling $205,308. Of these amounts that represented a total of $2,126,161, as of December 31, 1998, the Company has collected approximately $1,945,000 of this amount through the first quarter of fiscal 1999.

IMPACT OF ACCOUNTING PRONOUNCEMENTS

         In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS133). FAS 133 requires derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives should be recognized in either net income or other comprehensive income, depending on the designated purpose of the derivative. This statement is effective for the Company on January 1, 2000, and the Company has not yet determined the effects this statement will have on its consolidated financial position or results of operations.

         Effective January 1, 1998, the Company adopted American Institute of Certified Public Accountants' Statement of position 98-1, "Accounting for the Costs of Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance when to capitalize costs for internal-use computer software. The Company's previous accounting policies were essentially in compliance with the provisions of this statement, therefore, adoption of SOP 98-1 did not have a material effect on the Company's results of operations.

         ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements of Ultradata Systems, Incorporated, together with notes and the Reports of Independent Certified Public Accountants, are set forth immediately following Item 13 of this Form 10-KSB.



         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 Not Applicable

PART III
         ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth certain information regarding the officers and directors of the Company as of March 1, 1999:


    NAME                 AGE               POSITION
    ----                 ---               --------
Monte Ross                67    President & Chief Executive Officer, Director
Mark L. Peterson          42    Vice President-Engineering, Secretary, Director
Ernest Clarke             59    Vice President-Government Projects, Director
Leonard Missler           51    Vice President-Software Development
Duane Crofts              61    Vice President-Advanced Products
David Biernbaum           44    Vice President & Chief Operating Officer
Daniel Muehlemann         34    Vice President-Sales
Steven H. Akre Esq.       46    Director
Bruce L. Miller           56    Director
John J. Clancy            62    Director

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

         Background of Directors and Executive Officers:

         Monte Ross founded the Company in 1986 and has served as its President and Chief Executive Officer and Chairman since inception. For over 20 years prior to founding the Company, Mr. Ross was employed by McDonnell Douglas Corporation in a variety of positions. When he left McDonnell Douglas, Mr. Ross was Director of Laser Systems, responsible for the group of approximately 400 employees, which developed the first laser space communication system and first space laser radar. Mr. Ross is a Fellow of the Institute of Electrical and Electronic Engineers and the past President of the International Laser Communication Society. Mr. Ross was awarded a Master of Science degree in Electrical Engineering by Northwestern University in 1962. He is the father-in-law of Mark L. Peterson, the Company's Vice President-Engineering.

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

         Ernest Clarke has been employed as the Company's Vice President Government Programs, and as a director since 1990. His primary responsibility has been the development of custom test systems for organizations involved in government laser systems programs. For over 20 years prior to joining Ultradata, Mr. Clarke was employed by McDonnell Douglas Corporation in a variety of positions. When he left McDonnell Douglas, Mr. Clarke was its Laser Product Development Manager with responsibility to supervise over 40 engineers. Mr. Clarke was awarded a Master of Science degree in Electrical Engineering by Stanford University in 1966.

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

         David Biernbaum joined the Company in 1997 as Vice President and Chief Operating Officer. Prior to joining the Company, Mr. Biernbaum had twenty years experience in consumer products marketing, product development, sales management and finance. This experience was in positions such as Senior Vice President, Marketing for Vi-Jon Laboratories, Inc. a manufacturer of private label health and beauty care products and as Regional Marketing for The Gillette Company, responsible for market launches of new personal care products. Mr. Biernbaum holds a Master's degree in Marketing from Southern Illinois University.

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

         John J. Clancy joined the Company in 1995 to serve as a member of the Board of Directors. Mr. Clancy has served on the Board of Directors at Cimplex Corporation, Inc. in San Jose, and Engineering Software Research & Development, Inc. in St. Louis. Mr. Clancy was employed by McDonnell Douglas in a variety of positions progressing from Programmer, to Salesman, to Divisional President. Mr. Clancy was awarded a Bachelor of Science; Chemical Engineering: University of Illinois; Master of Science: The Johns Hopkins University; Master of Business
Administration: Washington University - St. Louis; Master of Liberal Arts:
Washington University - St. Louis; Doctor of Philosophy in History and Business:
Washington University - St. Louis.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         None of the directors, officers or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis reports required during 1998 by Section 16(a) of the Exchange Act, except as follows: each of the Company's five officers was late in filing a report on Form 4, each report containing one transaction.


Item 10. EXECUTIVE COMPENSATION
         The following table sets forth all compensation awarded to, earned by, or paid by the Company to the following persons for services rendered in all capacities to the Company during each of the fiscal years ended December 31, 1998, 1997, and 1996: (1) the Registrant's Chief Executive Officer, and (2) each of the other executive officers whose total salary and bonus for the fiscal year ended December 31, 1998 exceeded $100,000.

                                            ANNUAL                               LONG-TERM
                                         COMPENSATION                          COMPENSATION
                                         ------------                          ------------
Name & Position                      Year         Salary             Bonus        Other (1)        Options
---------------                      ----         ------             -----        ---------        -------
Monte Ross,                              1998       $ 154,999          $      -      $   6,000           (2)
President                                1997       $ 130,000          $      -      $   5,000           (3)
                                         1996       $ 114,404          $ 14,000      $   3,000           (4)

David Biernbaum,                         1998       $ 122,803          $      -      $       -           (5)
Vice President & COO                     1997       $  23,077          $      -      $       -           (6)
                                         1996       $       -          $      -      $       -


(1) Includes premium payments for a life insurance policy on Mr. Ross, with his estate as beneficiary.
(2) During 1998 the Board's Stock Option Committee awarded Mr. Ross options to purchase an additional 6,000 shares of Common Stock at an exercise price of $3.00.
(3) During 1997 the Board's Stock Option Committee awarded Mr. Ross options to purchase an additional 12,500 shares of Common Stock at an exercise price of $5.75.
(4) During 1996 the Board's Stock Option Committee awarded Mr. Ross options to purchase an additional 15,000 shares of Common Stock at an exercise price of $7.39.
(5) During 1998 the Board's Stock Option Committee awarded Mr. Biernbaum options to purchase an additional 5,000 shares of Common Stock at an exercise price of $3.00.
(6) During 1997, the Board's Stock Option Committee granted Mr. Biernbaum options to purchase 17,500 shares of Common Stock at an exercise price of $7.00 upon joining the Company in October 1997, and options to purchase an additional 10,000 shares at an exercise price of $5.75.

Employment Agreements;  Royalty Agreement

         Messrs. Ross, Peterson, and Clarke have individual employment agreements with the Company beginning September 1, 1994. Except as noted herein, the terms of the employment agreements are substantially identical. The agreements, were extended in 1997 by action of the Board of Directors to October 31, 1999. The agreements provide for base salaries, which are adjusted annually by the Board of Directors. If the majority of the Board cannot agree as to a level of salary adjustment, the salary will increase by 10% for Mr. Clark and Peterson and 5% for Mr. Ross. The employment agreements restrict each officer from competing with the Company for one year after the termination of his employment unless that employee establishes that his employment by a competitor will not involve the use of any information, which is considered confidential by the Company. Mr. Biernbaum also has a separate employment agreement dated October 17, 1997, which provides for salary and conditions similar to the above officers.


         Leonard Missler, Vice President - Software Development, has a Royalty Agreement with the Company dated September 14, 1989. The Agreement terminates on September 13, 2009. Mr. Missler specifies in the Agreement that he will keep confidential all of the Company's information regarding its technology and products. In exchange, the Agreement provides that the Company will pay Mr. Missler a royalty equal to 1% of net sales of the Company's ROAD WHIZ(TM) products and 1/2% of net sales of other products incorporating the ROAD WHIZ(TM) database. During the two years ended December 31, 1998 and 1997, royalty expense totaling $53,752 and $116,480, respectively, were recognized.


STOCK OPTION AWARDS
The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer and Chief Operating Officer during the year ended December 31, 1998 and those options held by them on December 31, 1998:


     OPTION GRANTS IN CURRENT FISCAL YEAR

                                              Percent
                                              of total
                                              options                                         Potential realizable
                             Number of        granted                                         value at assumed
                             securities       to                                              annual rates of
                             underlying       employees       Exercise                        appreciation
                             option           in fiscal       price          Expiration       for option term
     Name                    granted          year            ($/share)      Date                   5%             10%
     -----------------------------------------------------------------------------------------------------------------------
     Monte Ross                      6,000              2%           $3.00         11/30/05         $  4,973       $  10,989
     Monte Ross                     57,500             21%           $4.00          3/31/05         $ 63,545       $ 140,417
     David Biernbaum                 5,000              2%           $3.00         11/30/05           $4,144       $   9,158
     David Biernbaum                27,500             10%           $4.00          3/31/05         $ 30,391       $  67,156

     AGGREGATED FISCAL YEAR OPTION VALUES


                              Number of securities underlying
                             unexercised options at fiscal                   Value of unexercised in-the-money
     Name                    year-end (#)                                    options at fiscal year-end
     -----------------------------------------------------------------------------------------------------------------------
     Monte Ross                                    63,500                                                               $  -
     David Biernbaum                               32,500                                                               $  -





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

         Incentive stock options may only be granted to employees of the Company and not to directors or consultants who are not so employed. The exercise price for incentive stock options must be at least one hundred percent (100%) of the fair market value of the Common Stock as determined by the Option Committee on the date of grant. All incentive stock options under the Option Plan must be granted within ten years from the date of adoption of the Option Plan and each option must be exercised, if at all, within five years of the date of grant. In no event may any employee be given incentive stock options whereby more than $100,000 of options can be exercised for the first time in a single calendar year. All incentive stock options must be exercised, by an optionee, within 30 days after termination of optionee's employment, unless such termination is as a result of death, disability, or retirement. In the event an optionee's employment is terminated as a result of death or disability, such optionee or his designated beneficiary shall be entitled to exercise any and all options for a period of six months after such termination. If an optionee's employment is terminated as a result of retirement, the optionee shall be entitled to exercise his options for a period of three months following such termination.

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

         In December 1998, the Board of Directors approved a resolution to increase the number of shares authorized under the 1996 option plan by 100,000 shares to provide continued incentive for key personnel. As of March 1999, none of these shares have been granted. This matter will be subject to approval by stockholders at the 1999 annual meeting.

         During 1998, the Company canceled incentive stock options to purchase 235,892 shares of Common Stock at exercise prices ranging from $5.00 to $7.00. The same number of new options was issued at a price of $4.00.

         During 1998 the Company issued additional incentive stock options to purchase 40,900 shares of Common Stock at an exercise price of $3.00. The following officers were recipients of options, (including a total of 183,500 options cancelled and reissued during the year):

                        NAME               Number of         Average
                        ----               Shares            Exercise Price
                                           ------            --------------
            Monte Ross                      63,500            $    3.91
            Mark L. Peterson                38,000            $    3.89
            Ernest Clarke                   28,500            $    3.86
            Leonard Missler                 20,500            $    3.80
            Duane Crofts                    22,000            $    3.82

                                       17

            David Biernbaum                         32,500            $ 3.85
            Daniel Muehlemann                        9,500            $ 3.58


REMUNERATION OF DIRECTORS
         Prior to April 21, 1994, the Directors of the Company who were not officers received 208 shares of Common Stock per meeting as compensation for their services. That policy was terminated on April 21, 1994. Outside Directors now receive $500 per meeting and are reimbursed for out-of-pocket expenses incurred on the Company's behalf.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of outstanding shares of Common Stock of the Company as of March 3, 1999 by any person who, to the knowledge of the Company, owns beneficially more than 5% of the outstanding Common Stock, by all directors of the Company, and by the directors and officers of the Company as a group. None of the persons identified below owns any securities of the Company other than the Common Stock listed below:


                                           Amount and
                                           Nature of          Percentage
            Name and Address of            Beneficial         of Outstanding
            Beneficial Owner (1)           Owner              Shares (6)
            ----------------------------   ----------------   ------------------
                       NAME
            Monte Ross (2)                         606,500               19.22%
                                           shares of
                                           record

            Mark L. Peterson (3)                   180,705                5.73%
                                           shares of
                                           record

            Ernest Clarke (4)                      159,552                5.06%
                                           shares of
                                           record

            Steven H. Akre Esq.(5)                   3,496                0.11%
                                           shares of
                                           record

            Bruce L. Miller                          2,872                0.09%
                                           shares of
                                           record

            John J. Clancy                           3,692                0.12%
                                           shares of
                                           record

                                           ---------------          ------------
            All officers and directors
            as a group (6 persons)                 956,817               30.33%
                                           ================         ============


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


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         On September 17, 1994, the Board of Directors of the Company approved the sale of 150,000 shares of Common Stock to the Company's three officers/directors as follows:

                                    Shares                    Notes
                                    ------                    -----
         Monte Ross                100,000                  $  187,500
         Mark L. Peterson           25,000                  $   46,875
         Ernest Clarke              25,000                  $   46,875
                                    ------                      ------
         TOTAL                     150,000                  $  281,250


         The purchase price for the shares was $1.875 per share, which was paid by each officer/director in the form of a promissory note bearing interest at 6% per annum. The principal amount of each note, plus accrued interest, is payable on July 1, 2001.

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


         Employee               Shares                       Notes
         ----------             ------                      ------
         Monte Ross                  55,734                      $  67,000
         Mark Peterson               13,725                      $  16,500
         Ernest Clarke               13,725                      $  16,500
         Leonard Missler             17,676                      $  21,250
         Duane Crofts                 2,080                      $   2,500
         Other Employees                416                      $     500
                               ------------                      ---------
         TOTAL                      103,340                      $ 124,250


         The Company has an agreement with Leonard Missler, its Vice President Software Development, under which, through September 13, 2009, it pays Mr. Missler a 1% royalty on all net sales of ROAD WHIZ(TM) products and 1/2% on net sales of other products incorporating the ROAD WHIZ(TM) database. During the years ended December 31, 1998 and 1997, the Company paid royalties to Mr. Missler of $53,752 and $116,480, respectively.

         Steven H. Akre, Esquire, a member of the Company's Board of Directors, has performed legal services as general counsel for the Company since its inception. During 1998 and 1997, Mr. Akre's firm was paid $103,984 and $44,557, respectively, for legal services.

Item 13. EXHIBITS, LIST, AND REPORTS
(A)      CONSOLIDATED FINANCIAL STATEMENTS
         List of Consolidated Financial Statements Under Item 7 of this

         Report:

         Reports of Independent Certified Public Accountants.

         Consolidated Balance Sheet as of December 31, 1998.

         Consolidated Statements of Operations for each of the years in the two-year period ended December 31, 1998.

         Consolidated Statements of Stockholders' Equity for each of the years in the two-year period ended December 31, 1998.

         Consolidated Statements of Cash Flows for each of the years in the two-year period ended December 31, 1998.

         Notes to Consolidated Financial Statements for the years ended December 31, 1998 and 1997.



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

10-c.    Employment Agreement with Monte Ross.(1)

10-d.    Employment Agreement with Mark L. Peterson.(1)

10-e.    Employment Agreement with Ernest Clarke.(1)

10-f. Royalty Agreement dated September 14, 1989, between the Company and Leonard Missler.(1)

10-f. Modification Agreement dated November 4, 1995, to Royalty Agreement dated September 14, 1989, between the Company and Leonard Missler. (1)

10-o Extended employment agreement as of September 30, 1997 between the Company and Monte Ross (3)

10-p Extended employment agreement as of September 30, 1997 between the Company and Mark L. Peterson (3)

10-q Extended employment agreement as of September 30, 1997 between the Company and Ernest Clarke (3)

10-r Employment Agreement as of October 13, 1997 between the Company and David Biernbaum (3)

21.      Subsidiaries - None.

27.      Article 27 Financial Data Schedule (2)


    (1) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (33-85218 C) and incorporated herein by reference.

    (2)  Filed herewith.

    (3)  Previously filed on Form 10-KSB for the period ended December 31, 1997.

(C)      REPORTS ON FORM 8-K
         None during the fourth quarter

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
THE BOARD OF DIRECTORS AND STOCKHOLDERS
Ultradata Systems, Incorporated:


We have audited the accompanying consolidated balance sheet of Ultradata Systems, Incorporated, as of December 31, 1998 and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above represent fairly, in all material respects, the consolidated financial position of Ultradata Systems, Incorporated at December 31, 1998, and the consolidated results of operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


March 4, 1999                          (signed) BDO Seidman LLP
(Except for Note 17, which
 is dated March 26, 1999)
St. Louis, Missouri

                          Independent Auditors' Report

The Board of Directors and Stockholders
Ultradata Systems, Incorporated:

         We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Ultradata Systems, Incorporated and subsidiary as of December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the changes in stockholders' equity of Ultradata Systems, Incorporated and subsidiary as of December 31, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                (signed) KPMG LLP

March 16, 1998
St. Louis, Missouri



ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY

Consolidated Balance Sheet

December 31, 1998

------------------------------------------------------------------------------------------------------------
                                   ASSETS                                                         1998
------------------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                                              $       1,254,091
    Trade accounts receivable, net of allowance for doubtful accounts of
       $9,520 at December 31, 1998                                                                 3,103,965
    Costs and estimated earnings on long-term contracts                                               95,534
    Inventories                                                                                    3,121,003
    Tax benefit receivable                                                                           231,227
    Prepaid expenses and other current assets                                                        794,252
------------------------------------------------------------------------------------------------------------

Total current assets                                                                               8,600,072
------------------------------------------------------------------------------------------------------------

Property and equipment, net                                                                          835,307
Deferred tax asset                                                                                   500,000
Deferred compensation trust                                                                          150,702
Investment in affiliated company                                                                     820,355
Advances to affiliates                                                                               250,000
Other assets                                                                                          64,212
------------------------------------------------------------------------------------------------------------

Total assets                                                                               $      11,220,648
------------------------------------------------------------------------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------

Current liabilities:
    Accounts payable                                                                                 940,222
    Accrued expenses and other liabilities                                                         1,621,331
------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                          2,561,553

Deferred rent                                                                                         21,148
Deferred compensation liability                                                                      150,702

------------------------------------------------------------------------------------------------------------

Total liabilities                                                                                  2,733,403
------------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Common stock, $.01 par value; 10,000,000 shares authorized;
       3,410,000 shares issued and outstanding at December 31, 1998                                   34,100
    Additional paid-in capital                                                                     9,799,936
    Retained earnings                                                                                 59,039
    Treasury stock (255,200 shares at cost as of December 31, 1998)                                (900,281)
    Notes receivable issued for purchase of common stock                                           (505,549)
------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                         8,487,245
------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                                 $      11,220,648
------------------------------------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY

Consolidated Statements of Operations

Years ended December 31, 1998 and 1997

----------------------------------------------------------------------------------------------------------

                                                                             1998              1997
----------------------------------------------------------------------------------------------------------
Net sales:
    Consumer products                                                 $       6,983,804        13,253,980
    Contract                                                                    250,271           563,251
----------------------------------------------------------------------------------------------------------

Total net sales                                                               7,234,075        13,817,231
----------------------------------------------------------------------------------------------------------

Cost of sales:
    Consumer products                                                         3,901,909         5,365,307
    Contract                                                                    270,292           292,218
----------------------------------------------------------------------------------------------------------

Total cost of sales                                                           4,172,201         5,657,525
----------------------------------------------------------------------------------------------------------

Gross profit                                                                  3,061,874         8,159,706

Selling expense                                                               2,931,151         4,540,359

General and administrative expenses                                           2,763,137         2,327,498

Research and development expense                                                672,090         1,022,095
----------------------------------------------------------------------------------------------------------

Operating (loss) profit                                                      (3,304,504)          269,754
----------------------------------------------------------------------------------------------------------

Other income (expense):
    Interest expense                                                             (3,790)          (1,155)
    Interest income                                                             161,387           225,566
    Equity in affiliated company                                                118,733             -
    Other, net                                                                   (3,907)            1,164
----------------------------------------------------------------------------------------------------------

Total other income, net                                                         272,423            225,575
----------------------------------------------------------------------------------------------------------

(Loss) income before income tax expense                                      (3,032,081)          495,329

Income tax benefit (expense)                                                    725,024         (158,225)
----------------------------------------------------------------------------------------------------------

Net (loss) income                                                     $      (2,307,057)          337,104
----------------------------------------------------------------------------------------------------------

Earnings per share:
    Basic                                                             $           (0.70)             0.10
----------------------------------------------------------------------------------------------------------

    Diluted                                                           $           (0.70)             0.10
----------------------------------------------------------------------------------------------------------
Weighted Average Shares Outstanding:

    Basic                                                                     3,299,636         3,400,967
----------------------------------------------------------------------------------------------------------

    Diluted                                                                   3,299,636         3,425,613
----------------------------------------------------------------------------------------------------------


See accompanying summary of accounting policies and notes to consolidated financial statements.

ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

Years ended December 31, 1998, 1997


------------------------------------------------------------------------------------------------------------


                                                                                      Notes
                                                                                          receivable
                                                  Additional                       for purchase    Total
                                  Common    paid-in      Retained      Treasury     of common   stockholders'
                                   stock    capital      earnings        stock        stock        equity
------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996    $  34,035   9,763,001      2,028,992                 (410,500)    11,415,527
Exercise of stock options
   for 6,500 shares                    65      36,935                                                 37,000
Purchase of 23,000 shares of
   treasury stock at cost                                               (130,062)                  (130,062)
Net income                                                   337,104                                 337,104
------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997    $  34,100   9,799,936      2,366,096    (130,062)    (410,500)    11,659,569
Purchase of 232,200 shares of
   treasury stock at cost                                               (770,219)                   (770,219)
Reclassification of accrued
   interest on notes receivable
   issued for purchase of
   common stock                                                                       (81,591)       (81,591)
Repayment of notes receivable
   issued for purchase of
   common stock                                                                         5,000          5,000
Accrued interest on notes
   receivable issued for
   purchase of common stock                                                           (18,458)       (18,458)
Net (loss) income                                         (2,307,057)                             (2,307,057)
------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998    $  34,100   9,799,936         59,039    (900,281)    (505,549)     8,487,245
------------------------------------------------------------------------------------------------------------


See accompanying summary of accounting policies and notes to consolidated financial statements.

                 ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                     Years ended December 31, 1998 and 1997


------------------------------------------------------------------------------------------------------------
                                                                                       1998             1997
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net (loss) income                                                       $     (2,307,057)          337,104
   Adjustments to reconcile net (loss) income to net cash provided by
     (used in) operating activities:
       Depreciation and amortization                                                246,435           209,301
       Deferred income tax provision                                               (493,797)           33,067
       Inventory reserve                                                            469,210
       Equity in earnings of unconsolidated affiliate                              (118,733)
       Note receivable reserve                                                      416,428
       Increase (decrease) in cash due to changes in operating assets and liabilities:
         Trade accounts receivable, net                                          (1,431,923)        2,936,244
         Tax benefit receivable                                                    (231,227)
         Costs and estimated earnings on long-term contracts                        433,086           (89,950)
         Inventories                                                                (85,378)         (215,382)
         Prepaid expenses and other current assets                                 (193,399)          (59,526)
         Accounts payable                                                           430,885          (865,008)
         Accrued expenses and other liabilities                                   1,192,068          (436,000)
         Deferred rent                                                                4,976             7,464
         Other assets                                                               (30,409)
------------------------------------------------------------------------------------------------------------

   Net cash (used in) provided by operating activities                           (1,698,835)        1,857,314
-------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Investment in affiliated company                                                (387,475)               --
   Option to acquire additional interest in affiliated company                     (314,147)
   Investment in software development                                              (109,365)         (296,899)
   Capital expenditures                                                            (296,836)         (351,962)
   Advances to affiliates                                                          (250,000)               --
-------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                            (1,357,823)         (648,861)
-------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from sale of common stock                                                                  37,000
   Repurchase of common stock at cost                                              (770,219)         (130,062)
   Proceeds from repayment of notes receivable to
     purchase common stock                                                            5,000
-------------------------------------------------------------------------------------------------------------

Net cash used in financing activities                                              (765,219)          (93,062)
-------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                             (3,821,877)        1,115,391

Cash and cash equivalents at beginning of year                                    5,075,968         3,960,577
-------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                   $      1,254,091         5,075,968
-------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                  $          3,790             1,184
   Cash paid during the year for taxes                                                   --           275,569
-------------------------------------------------------------------------------------------------------------
Noncash Investing activities:
   Sale of capitalized software development costs in exchange for note
     receivable                                                            $        400,000


See accompanying summary of accounting policies and notes to consolidated financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and for 1997, its 100% owned subsidiary, POIS, Inc. (POIS). Investments in affiliates consist principally of 18.9% of Talon Research & Development, Ppty., Ltd.(Talon) of Auckland, New Zealand. The investment in Talon is accounted for using the equity method, due to the ability of the Company to exercise significant influence on Talon and its operations.


         USE OF ESTIMATES


         The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and adjustments by management, with consideration given to materiality. Actual results could vary from those estimates.

         CASH AND CASH EQUIVALENTS

         For financial statement presentation purposes, cash and cash equivalents include deposits with initial maturities of less than three months, including money market accounts with investments in marketable securities.

         REVENUE RECOGNITION

         Net sales are generally recognized when products are shipped. The Company has established programs, which, under specified conditions, enable customers to return product. The Company establishes liabilities for estimated returns at time of shipment. In addition accruals for customer discounts and rebates are recorded when revenues are recognized.

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

         INVENTORIES

         Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Maintenance and repairs are expensed as incurred. Major improvements, which materially extend useful lives, are capitalized. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets, generally five years. Leasehold improvements are amortized over the shorter of the term of the related lease or its useful life. The Company continually reviews property and equipment to determine that the carrying values are not impaired.

         LONG-LIVED ASSETS

         In accordance with SFAS 121, long-lived assets held and used by the company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The adoption of SFAS 121 had no impact on the Company's financial position or on its results of operations.


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

         At December 31, 1998 and 1997, $554,784 and $191,814 of advertising costs were reported as an asset. Included in the 1998 assets is $516,706, which represents capitalized costs of direct-response advertising. Direct-response advertising consists primarily of credit-card inserts that include order coupons for the Company's products. The capitalized costs of the advertising are amortized on a declining basis over the four-month period following the mailings. Advertising expense totaled $2,416,886 and $2,066,472, for fiscal years 1998 and 1997, respectively.


         FAIR VALUE OF FINANCIAL INSTRUMENTS

         FAS 107 "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, accounts receivable and accured liabilities are reflected in the consolidated financial statements at fair value because of the short-term maturity of the instruments. The Company uses quoted market prices or discounted cash flows to calculate these fair values.

         RESEARCH AND DEVELOPMENT COSTS


         Research and development costs consist of expenditures, incurred during the course of planned search and investigation aimed at discovery of new knowledge, which will be useful in developing new products or processes, or significantly enhancing existing products or production processes, and the implementation of such through design and testing of product alternatives or construction of prototypes. The Company expenses all research and development costs as they are incurred.

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


         INCOME TAXES

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         EARNINGS PER SHARE

         Basic earnings per share is calculated by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. The assumed exercise of stock options and warrants is included in the calculation of diluted earnings per share, if dilutive.

         STOCK-BASED COMPENSATION

         The Company grants stock options for a fixed number of shares to employees with any exercise price greater than or equal to the fair value of the shares at the date of grant. The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25 (APB Opinion No. 25) "Accounting for Stock Issued to Employees." The Opinion requires that compensation cost related to fixed stock option plans be recognized only to the extent that the fair value of the shares at the date of grant exceeds the exercise price. Accordingly the Company recognizes no compensation expense for its stock option grants.

         In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 allows companies to continue to account for their stock option plans in accordance with APB No. 25, but encourages the adoption of a new accounting method based on the estimated fair value of employee stock options. Pro forma net income and income per share, determined as if the Company had applied the new method, are discussed with Note 10.

     RECLASSIFICATIONS

     Certain 1997 balances have been reclassified to conform with the 1998 presentation.

         IMPACT OF ACCOUNTING PRONOUNCEMENTS

          In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS133). FAS 133 requires as derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives should be recognized in either net income or other comprehensive income, depending on the designated purpose of the derivative. This statement is effective for the Company on January 1, 2000, and the Company has not yet determined the effects this statement will have on its consolidated financial position or results of operations.


         Effective January 1, 1998, the Company adopted American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance when to capitalize costs for internal-use computer software. The Company's previous accounting policies were essentially in compliance with the provisions of this statement, therefore, adoption of SOP 98-1 did not have a material effect on the Company's results of operations.


          SIGNIFICANT CUSTOMERS

         For the year ended December 31, 1998, the company relied on two customers for approximately 21.6% and 19.7%, respectively, of consumer product sales. Accounts receivable from those customers totaled $1,175,214 and $310,798, respectively, at December 31, 1998.

         For the year ended December 31, 1997, the company relied on one customer for approximately 52.1% of consumer product sales. Accounts receivable from that customer totaled $335,198 at December 31, 1997.



NOTE 1. NATURE OF OPERATIONS

         The principal business activity of Ultradata Systems, Incorporated (the Company) located in St. Louis, Missouri, is the design, manufacture, and sale of hand-held electronic information products. In addition, the Company performs laser system development and manufacturing under certain contracts with the United States government.



NOTE 2. INVENTORIES

         Inventories at December 31, 1998 consist of the following:


                                                   1998
                                                   ----
              Raw Materials                      $   1,179,328
              Work in Process                          507,979
              Finished Goods                         1,902,906
                                             -----------------
                                                     3,590,243
              Reserve for Obsolescence                (469,210)
                                             -----------------
                                                 $   3,121,003
                                             =================


NOTE 3. PREPAID EXPENSES

         Prepaid expenses at December 31, 1998 consist of the following:
                                                                1998

            Prepaid advertising                                  $ 554,784
            Other prepaid expenses                                 239,468
                                                          -----------------
                                                                 $ 794,252
                                                          =================


NOTE 4. PROPERTY AND EQUIPMENT

        Property, plant and equipment, as of December 31, 1998 consisted of:


                                                                        1998
                                                                        ----
            Research & development equipment                     $    160,890
            Production equipment                                       65,747
            Tooling and test equipment                                790,811
            Office furniture and equipment                            405,351
            Sales displays                                             69,011
            Leasehold improvements                                    141,425
                                                             -----------------
                                                                    1,633,235

            Less: accumulated depreciation
                     and amortization                                 797,927
                                                             -----------------
                                                                 $    835,307
                                                             =================

     Depreciation and amortization expense for the years ended December 31, 1998 and 1997 totaled $246,435 and $209,301, respectively.

NOTE 5. LEASES

     The Company revised and expanded its corporate facilities lease as of November 1, 1995. The lease is an operating lease, which expires October 31, 2001. The Company pays monthly rent plus 31% of all building expenses. Rental expense totaled approximately $119,236 and $120,100 for the years ended December 31, 1998 and 1997, respectively.

     Future minimum lease payments and the related totals expensed for financial reporting under the operating lease consist of the following:



     Rent

                                        Cash              Expense to be
                                      payment             recognized
                                   ---------------        ------------------
   Year ending  December 31,
                1999                    $ 127,753                  $ 118,621
                2000                      126,868                    118,621
                2001                      105,723                     98,850
                                   ---------------        ------------------
                                        $ 360,344                  $ 336,092
                                   ===============        ==================

NOTE 6. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at December 31, 1998 consist of the following:
----------


                                                                  1998
                                                                  ----
              Accrued sales commissions
                    and royalties                              $    80,143
              Accrued advertising                                1,361,085
              Other                                                180,103
                                                               -----------
                                                               $ 1,621,331
                                                               ===========

NOTE 7.  DEFERRED COMPENSATION

         Deferred compensation represents the market value of investments made by the Company in conjunction with a deferred compensation arrangement with the Company's President for services provided prior to 1991. Five annual payments of $12,800 were paid through December 31, 1995 to a Rabbi trust for the benefit of the Company's President.

NOTE 8.  LINE OF CREDIT

         On March 4, 1994, the Company entered into a revolving line of credit with a commercial bank which requires monthly interest payments at the prime rate (7.75 % and 8.5% at December 31, 1998 and 1997, respectively) on outstanding borrowings. The available line of credit totaled $2,500,000 at December 31, 1998 and 1997. As of December 31, 1998, the Company was in default, on its existing credit facility, with regard to one covenant of its unsecured lending agreement, relating to a key financial ratio, interest coverage. The default has not been cured as of the filing of this report. There were no outstanding borrowings at December 31, 1998 or 1997. The Company had an outstanding standby letter of credit for $429,000, for advertising programs, which expired on February 28, 1999.

         On May 1, 1998, the Company signed as guarantor on a line of credit issued to Talon GPS, LLC, by a commercial bank. The available line of credit totaled $100,000 and at December 31, 1998, there were no borrowings.

NOTE 9.  NOTES RECEIVABLE ISSUED FOR PURCHASE OF COMMON STOCK

         Notes receivable issued for purchase of common stock represent unsecured advances made by the Company to various employees for stock options exercised. The notes bear interest at 6% per annum and are due, together with accrued interest, on demand on either the termination of employment or the sale of underlying stock, whichever comes first.

NOTE 10. EARNINGS PER SHARE

A reconciliation of the numerator and denominator of the earnings per share calculation is provided for all periods presented. The numerator for basic and diluted earnings per share is net income for all periods presented. The denominators for basic and diluted earnings per share is net income (loss) for 1998 and 1997, as follows:

                                                           For the twelve months ended December 31,

                                                                                       1998 (a)             1997 (b)
           Numerator:
                                                                                      $(2,307,057)          $  337,104
             Net Income (Loss)

             Numerator for basic and diluted earnings (loss)
             per share - income available
             to common shareholders                                                   $(2,307,057)          $  337,104

                                                                                ===================   =================
           Denominator:

             Denominator for basic earnings (loss)
             per share - weighted
             average shares                                                             3,299,636            3,400,967

             Basic Earnings (Loss) Per Share                                          $     (0.70)          $     0.10

             Effect of dilutive securities: Employee stock options                              -               24,646

             Denominator for diluted earnings (loss) per share -
             adjusted weighted average shares and assumed conversions                   3,299,636            3,425,613


           Diluted Earnings (Loss) per Share    $     (0.70)          $     0.10


       (a) Options to purchase 326,792 shares of common stock at prices between $3.00 and $7.39 per share were outstanding at December 31, 1998, but were not included in the computation of diluted earnings (loss) per share because the options' exercise price was greater than the average market price of common shares.

       (b) Options to purchase 102,000 shares of common stock at prices between $6.75 and $7.39 per share were outstanding at December 31, 1997, but were not included in the computation of diluted earnings (loss) per share because the options' exercise price was greater than the average market price of common shares.




NOTE 11. INCOME TAXES


Income tax (benefit) expense for the years ended December 31, 1998 and 1997 consist of:


                                         1998
                    ------------------------------------------------
                    Current           Deferred          Total
--------------------------------------------------------------------
Federal             $ (231,227)       $ (466,367)       $  (697,594)

State                       --           (27,430)           (27,430)
--------------------------------------------------------------------
                    $ (231,227)       $ (493,797)       $  (725,024)

                                         1997
                    ------------------------------------------------
                    Current           Deferred          Total
--------------------------------------------------------------------
Federal             $  100,446        $   29,922        $   130,368

State                   24,712             3,145             27,857
--------------------------------------------------------------------
                    $  125,158        $   33,067        $   158,225


         Income tax expense for the years ended December 31, 1998 and 1997 differed from amounts computed by applying the statutory U.S. federal corporate income tax rate of 34% to income before income tax (benefit) expense as a result of the following:


                                                                     1998                  1997
                                                             -----------------------------------------
Expected income tax (benefit) expense                             $(1,042,139)         $  168,412


Increase (decrease) in income taxes resulting from:
    Valuation allowance                                               648,422                   -
    State income taxes net of federal benefit                         (80,919)             18,386
    Nondeductible expenses for federal income tax purposes              5,993              13,995
    Research and experimental credits                                 (72,353)            (25,589)
    Foreign Operations                                                (45,118)                  -
    Other, net                                                       (138,910)            (16,979)
                                                                  --------------------------------
Income tax (benefit) expense                                      $  (725,024)         $  158,225
                                                                  ================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 include the following:

                                                                                  1998                  1997
                                                                              --------------        --------------
Deferred tax assets:
     Net operating loss carryforward                                            $   796,870            $    6,664
     Research and experimental credit carryforward                                   72,353                     -
     Note receivable reserved for financial
          reporting purposes                                                        158,243                     -
     Accounts receivable reserves, principally due to
          accruals for financial reporting purposes                                 109,642                12,992
     Inventory reserves, principally due to accruals
          for financial reporting purposes
          and basis differences                                                     211,248                32,936
     Other                                                                           29,285                11,223
                                                                              --------------        --------------
Total deferred tax assets                                                       $ 1,377,641             $  63,815

Deferred tax liabilities
     Prepaid advertising                                                        $  (210,818)           $  (39,211)
     Property, plant and equipment, principally
          due to differences in depreciation basis                                  (18,401)              (18,401)
                                                                              --------------        --------------
Total deferred tax liabilities                                                     (229,219)              (57,612)
                                                                              --------------        --------------
Gross deferred tax asset                                                        $ 1,148,422            $    6,203
     Valuation allowance                                                           (648,422)                    -
                                                                              --------------        --------------
Net deferred tax asset                                                          $   500,000            $    6,203
                                                                              ==============        ==============

         A valuation allowance has been provided for those net operating loss carryforwards and temporary differences, which are estimated to expire before they are utilized. The net operating loss carryforward of approximately $2.1 million will expire in 2013.


NOTE 12. EMPLOYEE BENEFIT PLANS

     (a) Simplified Employee Pension Plan

         The Company employed a simplified employee pension plan covering all full-time employees through December 31,1997. Subject to approval by the Board of Directors, the Company matches employee contributions up to 3% of the compensation paid to participating employees, as defined by the plan. Employees may contribute up to 12% of their compensation. Expense attributable to Company contributions totaled $33,030 during the year ended December 31, 1997. This plan was terminated as of December 31, 1997.

    (b)  Employee Saving and Retirement Plan (Section 401-k plan)

         Effective January 1, 1998, the Board of Director's approved a savings and retirement plan covering all full-time employees. Subject to approval by the Board of Directors, the Company fully matches employee contributions up to 3% of total compensation paid to participating employees and one-third of one percent is matched for each percentage of participating employee contributions between 4% and 6% of total compensation. Expense attributable to Company contributions totaled $54,138 during the year ended December 31, 1998.

     (c) Incentive Stock Option Plans

At December 31, 1998, the Company has two fixed stock option plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two fixed stock option plans been determined consistent with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:


                                                  1998                 1997
Net income (loss)       As reported            $(2,307,057)           $337,104
                        Pro forma              $(2,665,679)           $115,127

Basic                   As reported            $     (0.70)           $   0.10
earnings (loss) per     Pro forma              $     (0.81)           $   0.03
share

Diluted                 As reported            $     (0.70)           $   0.10
earnings (loss)         Pro forma              $     (0.81)           $   0.03
per share

          Under the 1994 Incentive Stock Option Plan, the Company may grant incentive stock options to its employees, officers, directors, and consultants of the Company to purchase up to 175,000 shares of common stock. Under the 1996 Incentive Stock Option Plan the Company may grant incentive stock options to its employees, officers, directors, and consultants of the Company to purchase up to 175,000 shares of common stock. In December 1998, the Board of Directors approved an extension of the 1996 Incentive Stock Options plan to provide for 100,000 additional shares to be made available for future grant. Under both plans, the exercise price of each option equals the market price of the Company's stock on the date of grant, and the options' maximum term is five years. Options are granted at various times and are exercisable immediately.

         During 1998, the Company cancelled incentive stock options to purchase 235,892 shares of common stock at exercise prices ranging from $5.00 to $7.00 per share. The same number of new options were issued at a price of $4.00 per share.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, and 1997 respectively: dividend yield of zero for all years; expected volatility of 54.4% and 52.3%; risk-free interest rates of 5.42% and 5.70%; expected lives of five years for both plans.

         A summary of the status of Company's two fixed stock option plans as of December 31, 1998 and 1997, and the changes during the years then ended is presented below:

                                                                  1998                              1997
--------------------------------------------------------------------------------------------------------------------------
                                                                            Weighted                          Weighted
                                                                            average                           average
                                                                            exercise                          exercise
         Fixed Options                                       Shares         price               Shares        price
         -----------------------------------------------------------------------------------------------------------------
         Outstanding at beginning of year                           300,792      $ 5.85               215,692      $ 6.26
         Granted (including repriced options)                       276,792      $ 3.41               210,100      $ 5.82
         Exercised                                                        -           -                (6,500)     $ 5.69
         Forfeit                                                    (14,900)     $ 5.66              (118,500)     $ 6.55
         Cancelled                                                 (235,892)     $ 5.66                     -           -
                                                                  ---------                         ---------
         Outstanding at end of year                                 326,792      $ 3.54               300,792      $ 5.85
                                                                  =========                         =========

         Options exercisable at year end                            326,792                           300,792

         Weighted average fair value of
             options granted to employees
             during the year                                      $    2.39                          $   3.02


                         Options outstanding and exercisable
                         Number of shares           Weighted average
   Range of              outstanding at             remaining              Weighted average
exercise prices             December 31, 1998       contractual life       Exercise price
---------------          --------------------       ----------------       --------------
$3.00 - $3.99                 40,900                   4.9 years               $3.00
$4.00 - $4.99                235,892                   4.2 years               $4.00
$5.00 - $5.99                  5,000                   1.6 years               $5.75
$6.00 - $6.99                 35,000                   1.5 years               $6.39
$7.00 - $7.39                 10,000                   2.7 years               $7.39
                             -------
                             326,792

NOTE 13. COMMITMENTS AND CONTINGENCIES

         On September 14, 1989, the Company entered a royalty agreement relating to its ROAD WHIZ(TM) product. After 20,000 ROAD WHIZ(TM) units are sold, the agreement provides for a 1% royalty payment on net sales of the ROAD WHIZ(TM) product and 1/2% on the Company's other products, which incorporate the ROAD WHIZ(TM) database. Royalty payments are made quarterly until September 13, 2009. During the years ended December 31, 1998 and 1997, royalty expense totaled $50,938 and $116,480, respectively.

         On October 17, 1994, the Company entered into a royalty agreement for the use of a database for its GREENSFINDER(TM) product. The agreement provides for an initial payment of $24,000, representing the royalty payment for the first 6,000 GREENSFINDER(TM) units sold. After 6,000 units are sold, the royalty fee will be 10% of the net sales price as defined in the agreement. In addition, the Company will pay a royalty fee of 20% of the net sales price as defined in the agreement for GREENSFINDER(TM) upgrades. The agreement is valid for five years. The Company is amortizing the initial payment on a pro rata basis over 6,000 units sold, not to exceed five years. During the years ended December 31, 1998 and 1997, royalty expense totaling $10,192 and $9,665 respectively, was recognized.

NOTE 14. RELATED-PARTY TRANSACTIONS

         As of December 31, 1997 the Company terminated all operations at the former Detroit, Michigan office, and consolidated operations at the Company's St. Louis facility. The POIS, Inc. subsidiary had been consistently unable to gain entry to the automotive OEM or after-market segments, for its products, and was unprofitable.

         On March 23, 1998, the Company acquired an 18.9% interest in Talon Research & Development Ppty., Ltd. of Auckland, New Zealand, for $ 282,500. The Company acquired an option to purchase, in September 1998, for additional shares in Talon for approximately a total of $1.4 million, which was exercisable within 30 days of receipt of audited financial statements for 1998 from Talon. The cost of the option was $314,147. In addition, the Company has incurred $105,022 in legal and consulting costs related to the acquisition of shares, and are capitalized as a part of the cost of the shares. As the result of actions by the Board of Directors on March 23, 1999, the above amount will be used to purchase additional shares of Talon stock, which will bring the Company's interest to approximately 25%. Other terms of the previous option are nullified and any subsequent purchase of Talon stock by the Company will be subject to further negotiation with Talon management. The Company's share in the earnings of Talon from the date of acquisition to December 31, 1998, is $118,733.

         In addition to the above transactions, the Company has purchased certain electronic components, including parts for the Travel Star, which have been sold to Talon at cost. These sales totaled $477,570 for 1998. The Company purchased from Talon electronic components, which are integral to the Travel Star product, which totaled $638,627. A net balance of $62,411 was receivable by the Company as of December 31, 1998.

NOTE 15.  ADVANCES TO AFFILIATES

         On July 1, 1998, the Company entered into a joint development and marketing agreement with Scientific Communications & Controls, Inc. (Sci-Com), a privately held company based in McLean, Virginia. The Company has sold software and documentation received from Intellidata Technologies, in exchange for a $400,000 promissory note with interest at the prime rate (7.75% as of December 31, 1998); leased to Sci-Com, at a below market rate, $84,000 in computer equipment required to support internet communication to support E@syMail; loaned $50,000 to Sci-Com for expansion of the network equipment, with interest at 6.36%; and advanced $200,000 to Sci-Com to support testing for the product. These notes bears interest at the prime rate. The Note for $50,000 and the $200,000 advance are secured by specified assets and proceeds of Sci-Com may be repaid either through a 50% share of network revenues generated by Sci-Com, not limited to revenues generated by E@syMail users, or may at the Company's discretion be converted into a 10% equity interest in Sci-Com. During 1998, the Company also paid Sci-Com consulting fees totaling $67,560 for contract development and programming services related to the development and testing of E@syMail a portable e-mail unit. The Company has fully reserved for collectibility of the $400,000 note receivable and accrued interest of $16,428 thereon.

NOTE 16.  SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

          In the fourth quarter of 1998, the Company recorded adjustments that increased its net loss by approximately $765,000. These adjustments included a $416,000 reserve for collectibility of the note from Sci-Com with accrued interest, $228,000 increase in reserve for inventory obsolescence, a $68,000 decrease in inventories for book to physical count adjustments and $53,000 of other various non-recurring adjustments.

NOTE 17.  SUBSEQUENT EVENTS

          On March 26, 1999, the Company received a letter of intent from a bank to establish a $1,000,000 operating line of credit. Completion of the agreement is dependent upon preparation by the bank and acceptance by the Company of complete loan documentation, including loan covenants.

          On March 23, 1999, the Board of Director's met and approved, an alternative plan, by which, the option acquired in August would be exercised for the amount paid ($314,162), and would increase the Company's ownership of Talon to approximately 25%. Under the terms of this agreement, any future acquisition of shares in Talon would be subject to terms and valuations to be renegotiated, and all other terms of the previous option would be nullified.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRADATA SYSTEMS, INCORPORATED
     By:

     /s/ Monte Ross
     ______________________________
     Monte Ross, President, Chief
     Executive Officer and Chairman
     of the Board

         In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

April 14, 1999
     /s/ Monte Ross                     ________________________________________
     Monte Ross
     President, Chief Executive Officer
     and Chairman of the Board

April 14, 1999
     /s/ Mark L. Peterson               ________________________________________
     Mark L. Peterson,
     Vice President of Engineering,
     Secretary and Director

April 14, 1999
     /s/ Ernest Clarke                  ________________________________________
     Ernest Clarke,
     Vice President of Government Programs,
     Director

April 14, 1999
     /s/ Steven H. Akre                 ________________________________________
     Steven H. Akre,
     Director


April 14, 1998
     /s/ Bruce L. Miller                ________________________________________
     Bruce L. Miller,
     Director

April 14, 1998
     /s/ John J. Clancy                 ________________________________________
     John J. Clancy,
     Director


     PAGE 16