Form 10QSB
period 1999-03-31
ULTRADATA SYSTEMS INC
filed 1999-05-17
CIK 931947

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-QSB

(MARK ONE)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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
Yes  X  No
    ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class                                Outstanding as of  May 3, 1999
Common, $.01 par value                             3,153,793

Transitional Small Business Disclosure Format Yes     No  X
                                                  ---    ---

File Number                         0-25380

                         ULTRADATA SYSTEMS, INCORPORATED
                                   FORM 10-QSB
                               September 30, 1998
                                      INDEX

PART 1 - FINANCIAL INFORMATION                                                    PAGE

     Item 1.  Unaudited Financial Statements

             Consolidated Balance Sheets at
               March 31, 1999 and December 31, 1998                                 3.

             Consolidated Statements of Income
                  for the three months ended March 31, 1999 and 1998                4.

                   Consolidated Statements of Cash Flows
               for the three months ended March 31, 1999 and 1998                   5.

             Notes to Consolidated Financial Statements                             6.

     Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                            10.

PART 11 - OTHER INFORMATION                                                         15.

          Signatures                                                                15.


ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY

Balance Sheets

As of March 31, 1999 and December 31, 1998

---------------------------------------------------------------------------------------------------------------------------
                                                                                                  March 31,    December 31,
                                                                                                  1999            1998
                                    ASSETS                                                     (unaudited)
---------------------------------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                                               $       998,520      1,254,091
    Trade accounts receivable, net of allowance for doubtful accounts of
      $9,520 and $9,520 at March 31, 1999 and December 31, 1998, respectively                     1,136,366      3,103,965
    Receivable due from affiliated company                                                          351,004
    Costs and estimated earnings on long-term contracts                                               9,761         95,534
    Inventories                                                                                   2,910,539      3,121,003
    Tax Benefit Receivable                                                                          231,227        231,227
    Prepaid expenses and other current assets                                                       304,142        794,252
--------------------------------------------------------------------------------------------------------------------------

Total current assets                                                                              5,941,559      8,600,072
==========================================================================================================================
Property and equipment, net                                                                         768,125        835,307
Deferred tax assets                                                                                 500,000        500,000
Deferred compensation trust                                                                         150,702        150,702
Investment in affiliated company                                                                    883,616        820,355
Advances to affiliates                                                                              258,673        250,000
Other assets                                                                                         59,556         64,212
---------------------------------------------------------------------------------------------------------------------------

Total assets                                                                                $     8,562,231     11,220,648
---------------------------------------------------------------------------------------------------------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------

Current liabilities:
    Accounts payable                                                                                409,577        940,222
    Accrued expenses and other liabilities                                                          200,796      1,621,331
---------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                           610,373      2,561,553

Deferred rent                                                                                        19,282         21,148
Deferred compensation liability                                                                     150,702        150,702

---------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                                   780,357      2,733,403
---------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Common stock, $.01 par value; 10,000,000 shares authorized;
      3,410,000 shares ssued and outstanding at March 31, 1999
      and December 31, 1998 respectively                                                             34,100         34,100
    Additional paid-in capital                                                                    9,799,936      9,799,936
    Retained earnings                                                                              (639,782)        59,039
    Treasury stock (256,200 and 255,200 shares at cost as of
      March 31, 1999 and December 31, 1998, respectively)                                          (902,406)      (900,281)
    Notes receivable issued for purchase of common stock                                           (509,974)      (505,549)
---------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                        7,781,874      8,487,245
---------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                                  $     8,562,231     11,220,648
===========================================================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY

Consolidated Statements of Operations

Three months ended March 31, 1999 and 1998

---------------------------------------------------------------------------------------------------------------------------
                                                                                                  1999            1998
                                                                                                       (unaudited)
---------------------------------------------------------------------------------------------------------------------------
Net sales:
  Consumer products                                                                         $     1,083,791        934,157
  Contract                                                                                                -        167,252
--------------------------------------------------------------------------------------------------------------------------

Total net sales                                                                                   1,083,791      1,101,409
--------------------------------------------------------------------------------------------------------------------------
Cost of sales:
  Consumer products                                                                                 536,754        388,175
  Contract                                                                                                -         76,390
--------------------------------------------------------------------------------------------------------------------------

Total cost of sales                                                                                 536,754        464,565
--------------------------------------------------------------------------------------------------------------------------

Gross profit                                                                                        547,037        636,844

Selling expense                                                                                     718,510        289,060
General and administrative expenses                                                                 535,491        536,919
Research and development expense                                                                     99,226        131,443
--------------------------------------------------------------------------------------------------------------------------

Operating (loss)                                                                                   (806,190)      (320,578)
--------------------------------------------------------------------------------------------------------------------------

Other income (expense):
  Interest expense                                                                                        -              -
  Interest income                                                                                    17,908         56,633
  Equity in affiliated company                                                                       54,084              -
  Other, net                                                                                         35,376           (769)
--------------------------------------------------------------------------------------------------------------------------

Total other income, net                                                                             107,368         55,864
--------------------------------------------------------------------------------------------------------------------------

(Loss) before income tax expense                                                                   (698,822)      (264,714)

Income tax benefit (expense)                                                                              -        101,814
--------------------------------------------------------------------------------------------------------------------------

Net (loss)                                                                                  $      (698,822)      (162,900)
===========================================================================================================================

(Loss) per share:
  Basic                                                                                     $         (0.22)         (0.05)
===========================================================================================================================

  Diluted                                                                                   $         (0.22)         (0.05)
===========================================================================================================================

Weighted Average Shares Outstanding:
  Basic                                                                                           3,154,682      3,359,834
===========================================================================================================================
  Diluted                                                                                         3,154,682      3,359,834
===========================================================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
Statements of Cash Flows

Three Months Ended March 31, 1999 and 1998

----------------------------------------------------------------------------------------------------------------------------
                                                                                                1999                 1998
                                                                                                       (unaudited)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net(loss) income                                                                      $    (698,822)           (162,900)
    Adjustments to reconcile net (loss)income to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                                                            67,823              62,280
        Deferred income tax provision                                                                 -                   -
        Inventory reserve                                                                        27,500                   -
        Equity in earnings of unconsolidated affiliate                                          (54,038)                  -
        Note Receivable Reserve                                                                   7,750                   -
        Increase (decrease) in cash due to changes in operating
           assets and liabilities:
          Trade accounts receivable, net                                                      1,967,599             997,523
          Receivable due from affiliate company                                                (351,004)                  -
          Costs and estimated earnings on long-term contracts                                    85,773            (167,252)
          Inventories                                                                           182,964             (13,603)
          Prepaid expenses and other current assets                                             490,109             (52,850)
          Accounts payable                                                                     (530,645)           (287,216)
          Accrued expenses and other liabilities                                             (1,420,534)           (411,522)
          Tax benefit receivable                                                                      -             101,814
          Deferred rent                                                                          (1,866)              1,866
          Other assets                                                                              231             (54,548)
----------------------------------------------------------------------------------------------------------------------------

    Net cash (used in) provided by operating activities                                        (227,160)             13,592
----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Investment in affiliated company                                                             (9,223)           (282,500)
    Investment in software development                                                                -                   -
    Advances to affiliated company                                                              (16,423)                  -
    Capital expenditures                                                                           (640)            (44,469)
----------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                           (26,286)           (326,969)
----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Proceeds from sale of stock                                                                       -                   -
    Repurchase of common stock at cost                                                           (2,125)           (339,125)
    Proceeds from repayment of notes receivable to
      purchase common stock                                                                           -               5,000
----------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                            (2,125)           (334,125)
----------------------------------------------------------------------------------------------------------------------------

Net(decrease) increase in cash and cash equivalents                                            (255,571)           (647,502)

Cash and cash equivalents at beginning of year                                                1,254,091           5,075,968
----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                $     998,520           4,428,466
----------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                              $           -                   -
    Cash paid during the period for taxes                                                             -                   -
----------------------------------------------------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                         ULTRADATA SYSTEMS, INCORPORATED

                                 March 31, 1999

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         BASIS OF PRESENTATION

         The accompanying interim financial statements included herein have been prepared by Ultradata Systems, Incorporated (the "Company"), without audit, except for the balance sheet at December 31, 1998, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The Company's investment in Talon Research and Development, Ppty., Auckland, NZ Ltd. of 18.9% is accounted for using the equity method.

         In the opinion of management, the information furnished for the three month periods ended March 31, 1999 and 1998, respectively, includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1999. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on Form 10KSB (Commission File Number 0-25380).

         USE OF ESTIMATES


         The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and adjustments by management, with consideration given to materiality. Actual results could vary from those estimates.



NOTE 1. NATURE OF OPERATIONS

         The principal business activity of Ultradata Systems, Incorporated (the Company), located in St. Louis, Missouri, is the design, manufacture, and sale of hand-held electronic information products. In addition, the Company performs laser system development and manufacturing under certain contracts with the United States government.



NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerator and denominator of the earnings per share calculations is provided for all periods presented. The numerator for basic and diluted earnings per share is net (loss) income for all periods presented. The denominator for basic and diluted earnings per share for 1999 and 1998, as follows:


                      For the three months ended March 31,

                                                                                                  1999 (a)            1998 (b)
        Numerator:

          Net Income (Loss)                                                                     $(698,822)           $(162,900)

  Numerator for basic and diluted earnings (loss)
  per share - income available to common shareholders        $  (698,822)   $  (162,900)
                                                             ===========    ===========
Denominator:

  Denominator for basic earnings
  per share - weighted average shares                          3,154,682      3,359,834

  Basic Earnings (Loss) Per Share                            $     (0.22)   $     (0.05)

  Effect of dilutive securities: Employee stock options             --             --

  Denominator for diluted earnings (loss) per share -
  adjusted weighted average shares and assumed conversions     3,154,682      3,359,834

  Diluted Earnings(Loss) per Share                           $     (0.22)   $     (0.05)



    (a) Options to purchase 326,792 shares of common stock at prices between $3.00 and $7.39 per share were outstanding at March 31,1999, but were not included in the computation of diluted earnings (loss) per share because the options' exercise price was greater than the average market price of common shares.
    (b) Options to purchase 272,592 shares of common stock at prices between $5.00 and $7.39 per share were outstanding at March 31, 1998, but were not included in the computation of diluted earnings (loss) per share because the options' exercise price was greater than the average market price of common shares.


NOTE 3. INCENTIVE STOCK OPTION PLAN

As of March 31, 1999, the Company's outstanding stock options totaled 326,792 shares. These options have been issued to key employees, officers, directors and consultants of the Company. The Company is authorized to issue 350,000 shares of incentive stock options or non-qualified stock options.


NOTE 4. PREPAID EXPENSES

Prepaid expenses at March 31, 1999 and December 31, 1998 consist of the following:


                                                      March 31,              December 31,
                                                        1999                      1998
                                                        ----                      ----


Prepaid advertising                             $         175,657         $        554,784
Other prepaid expenses                                    128,485                  239,468
                                                ------------------        -----------------
                                                $         304,142         $        794,252
                                                ==================        =================


NOTE 5. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at March 31, 1999 and December 31, 1998 and consist of the following:


                                                             March 31,              December 31,
                                                                1999                    1998
                                                                ----                    ----
              Accrued sales commissions
                    and royalties                         $         24,477        $         80,143
              Accrued advertising                                   28,417               1,361,085
              Other                                                172,379                 180,103
                                                          -----------------       -----------------
                                                          $        200,796        $      1,621,331
                                                          =================       =================




NOTE 6. ADVANCES TO AFFILIATES



         The Company has purchased certain electronic components used in Travel*Star and other GPS applications and sold those components to Talon at cost. At March 31, 1999 a receivable from Talon of $351,004 resulted from those transactions. Talon will repay all amounts due during 1999. As of April 1, 1999, Talon has negotiated with the vendor of the components to purchase further requirements directly.



NOTE 6. SUBSEQUENT EVENTS



         On March 26, 1999, the Company received a letter of intent from a bank to establish a $1,000,000 operating line of credit. Completion of the agreement is dependent upon the preparation by the bank and acceptance by the Company of the complete documentation, including among other items, loan covenants.



         On March 23, 1999, the Board of Director's met and approved, an alternative plan, by which, the option acquired in August 1998, would be exercised for the amount paid ($314,162), and would increase the Company's ownership of Talon to 24.9%. Under the terms of this agreement, any future acquisition of shares in Talon would be subject to terms and valuations to be renegotiated, and all other terms of the previous option would be nullified.





ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward-Looking Statements: No Assurances Intended

         Item 2 contains certain forward-looking statements regarding the Company. Its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking results include: the Company's ability to successfully develop new products for new markets such as the American Automobile Association (AAA) Trip Wizard, E@sy-Mail and Travel*Star 24; customer acceptance of new products; the possibility of the Company losing a large customer, or key personnel; new or terminated custom product promotions like the 1997 program which was not renewed; the Company's ability to manage growth and to successfully integrate recent strategic marketing and product development alliances, including the American Automobile Association (AAA) Trip Wizard project; the impact of competition on the Company's revenues; delays in the Company's introduction of new products, as with E@sy-Mail, where the planned marketing partner had to be replaced; and the possibility of the Company failing to keep pace with emerging technologies.

         Accordingly, no assurances can be given that events or results mentioned in any such forward-looking statements will in fact occur. When used in this discussion, words such as "believes" and phrases such as "are expected" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements.

         Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's report Form 10-KSB filed with the Securities and Exchange Commission.

         The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.



OVERVIEW

         Since 1987, the Company has engaged in the development, manufacturing and marketing of easy to use, portable data retrieval devices that employ the Company's proprietary data compression technology for storing large quantities of information on and retrieving it rapidly from a microprocessor memory chip. These portable devices known as Road Whiz and other tradenames, which retail for average prices between $19.95 and $49.95 have been primarily been sold through specialty retailers, television shopping networks, promotional marketers, and premium sales organizations.

         Beginning in 1998, the Company introduced Travel*Star GPS which incorporates both proprietary data technology and utilizes global positioning satellite technology to provide location for proximate services. This item retails at $249 to $349 depending on the features of the specific unit. The Company introduced Travel*Star 24 at the Consumer Electronics Show in January 1999. Travels*Star 24 is an improved unit with integral GPS antenna, significantly increased database capacity and turn by turn instructions to services and sites to assist the traveler. Management expects to bring the product to market during the fourth quarter of 1999.

         The Company has also entered into an agreement with the American Automobile Association, (AAA) to incorporate AAA restaurant, lodging and service facilities into a proprietary database that will also indicate the AAA rating for each establishment. The unit will be called the AAA Trip Wizard. The strong identity of AAA, and distribution through AAA member clubs, will establish much stronger product identity in the marketplace. Initial shipments of the AAA Trip Wizard were made in April 1999 to AAA affiliated clubs, and orders have been received from specialty retailers for the unit.

         The Company is working under an agreement, for a Road Whiz type product called Auto Pilot, with Telebrands, Inc. Telebrands is a full service marketing and operations organization which utilizes heavy television advertising to achieve both direct distribution and retail placement, at a significant reduction in product cost. Telebrands has produced and solely paid for, both infomercials and spot television advertisements, which are currently being tested in selective markets. Full marketing of Auto Pilot is dependent on successful completion of test marketing of the infomercials which is expected to be completed during May 1999.

         Kmart Corporation marketed the Road Whiz Plus product in a promotion, which sold over 40,000 units, during November and December 1998. Kmart has decided to offer the Road Whiz in 1999, using a combination of promotions, and planned shelf stocking. Initial shipments, valued at approximately $114,000, for an April/May 1999 promotion were shipped in March 1999 with the balance of the order approximating $151,000 to ship in April. The Kmart promotion of the Road Whiz has also resulted in inquiries regarding the product from other large retail chains, which are being pursued at this time.

RESULTS OF OPERATIONS

         Net sales for the three months ended March 31, 1999 were $1,083,791, compared to $1,101,409 for the three months ended March 31, 1998,representing a 2% decrease for the quarter. The following shows a breakdown and comparison of net sales:


                                                                      Net Sales
                                                         For the Three Months Ended March 31,

                                                    1999                 1998               Increase
                                                                                           (Decrease)
Consumer Products                                $ 1,083,791          $   934,157                  16%

Laser System Contracts                                  --                167,252                (100%)
                                              -----------------------------------------------------------

                                                 $ 1,083,791          $ 1,101,409                  (2%)
                                              ===========================================================

         Consumer Products revenue for the three ended months March 31, 1999 increased by $149,634 (16.0%)from the comparable period ended March 31, 1998. The increase in consumer product sales is primarily due to $114,000 in shipments to Kmart for an April/May promotion of Road Whiz Plus. Total unit sales for the three months increased by 69.1%. The lower rate of increase in dollar sales which reflects a combination lower average mass market retail prices, and the impact of sales of Travel*Star in 1998 through Sky-Mall, the in-flight catalog, at $349 per unit, compared to 1999 sales, which were entirely at wholesale.

         There were no contract revenues for the three months ended March 31, 1999, compared to $167,252 during the comparable period in 1998. This reflects the near completion of the contract. One installed site remains to be completed, and is awaiting contractor approval of an installation date.

         Gross profit for the current quarter for the consumer product group totaled $547,037 or 50.5% of consumer product sales as compared to $545,985 or 58.4% for the quarter ended March 31, 1998. The reduction in margins is primarily due to lower prices for hand held units, reflecting lower selling prices for mass merchandise retail units and credit card insert units, and the sales of Travel*Star units at retail in 1998 compared to wholesale prices for those units in 1999.

         Selling expenses for the three months ended March 31, 1999 totaled $718,510 as compared to $289,060 for the quarter ended March 31, 1998, or an increase of 148.5%. The increase is due primarily to advertising costs, which increased to $634,047 in 1999 compared to $211,889 for the three months ended March 31, 1998. The increase reflects the late mailing of certain fourth quarter 1998 programs, the cost of which heavily impacted expenses in January and February 1999. The sales, related to the later than planned mailings, continued to be below expectations, based on comparable prior programs. The costs of the credit card mailing programs are amortized over a four month period to match the expense with the sales derived from the programs. Advance payment for advertising related to credit card programs has been terminated as March 31, 1999.


         General and administrative expenses, for the three months ended March 31, 1999, were $535,491, $1,428 lower than the comparable period in 1998. The decrease reflects only personnel and senior management pay reductions, made in March 1999. These decreases, and decreases in outside services, for public relations and consulting were offset by legal services related primarily to marketing contract issues.

         Research and development expense decreased $32,217 or 24.5%, to $99,226 during the quarter ended March 31, 1999 compared to the same period in 1998. The Company's research and development efforts continue to be tightly focused on AAA Trip Wizard, Travel*Star 24 and E@sy-Mail, which accounted for approximately 85% of research and development spending for the three months ended March 31, 1999.

         Other income for the quarter ended March 31, 1999 totaled $107,368, compared to $55,864 for the quarter ended March 31, 1998. The increase is primarily due to the Company's share (18.9%) in the earnings of Talon $54,084 for the quarter. No amounts were recorded in 1998, as the acquisition was made in late March 1998. Other income for the period ended March 31, 1999 also include, $35,000 received in settlement of an agreement by the Company to forego certain tradenames related to portable information devices. Smaller investable balances were available during the first quarter of 1999, resulting in a decrease in interest income of $38,725, compared to the three months ended March 31, 1998.

         As a result of the foregoing, the Company posted a net loss of $(698,822) or ($0.22) per diluted share for the quarter ended March 31, 1999 compared to a net loss ($162,900) or ($0.05) per diluted share for the quarter ended March 31, 1998. The results for the three months ended March 31, 1998 are net of a provision for an income tax benefit receivable of $101,814. Deferred taxes related to the three months ended March 31, 1999 are fully reserved, and have no impact on earnings for the quarter.

Management believes that through improved marketing partnerships, such as AAA, Telebrands, and Kmart, and new marketing relationships being pursued for Travel*Star 24 and E@sy-Mail, that the Company is positioned to establish stronger market presence. In addition, these relationships have created opportunities to reduce product costs, which will improve gross margin contribution. Management has also taken steps to reduce costs including staff reductions, salary reductions for senior management and reductions in operating and outside service costs. Most significantly, changes in credit card insert programs to eliminate advertising costs and sell at wholesale to syndicators, are expected to improve Company operating results. The low consumer response to these credit card programs in the fourth quarter of 1998, carried forward into 1999, significantly contributed to the first quarter losses, noted above. The advance payment of advertising for these programs has ended.


FINANCIAL CONDITION AND LIQUIDITY

         The Company has funded its operations primarily through the sale of Common Stock and historically through periodic borrowings, and from cash generated by operations. At March 31, 1999, the Company had $998,520 in cash and cash equivalents, compared to $1,254,091 at December 31, 1998. The Company's operating activities used cash totaling $227,160, primarily reflecting the operating loss for the quarter of $698,822, payment of $530,645 in accounts payable, $1,420,534 in accrued liabilities, offset by $1,967,599 in collection of accounts receivable, $182,964 in inventory reduction and a $490,109 decrease in prepaid expenses, primarily related to advertising programs.

         Net cash used by investing activities totaled $26,286, which includes: investment in Talon Research & Development Ppty. Ltd., of $9,223 primarily, legal and consulting services related to the planned increase in the Company's investment in Talon from 18.9% to 24.9%, and $16,423 accrued interest on advances to Sci-Com Inc., for which a reserve for collectibility has been established. Net cash used by financing activities totaled $2,125, resulting from a purchase of shares Common Stock as treasury stock. As a result of the foregoing, net cash and cash equivalents decreased by $255,571.

         Inventories decreased $182,964 from the December 31, 1998 level to $2,910,539, net of reserves for obsolescence of $497,210 as of March 31, 1999. The Company is committed to reducing inventory levels during 1999 to increase available cash for operations. Trade accounts receivable decreased by $1,967,599 from $3,103,965 at December 31, 1998.

         As a result, net working capital decreased from $6,038,519 at December 31, 1998 to $5,331,185 at March 31, 1999. The Company's current ratio at March 31, 1999 was 9.7 to 1, as compared to 3.2 to 1 at December 31, 1998. The improvement in the current ratio is due primarily to the reduction in accrued expenses and other current liabilities of $1,420,534, which is primarily related to the reduction in accrued advertising costs for credit card programs from December 31, 1998 levels.

         The Company has a letter of commitment for a secured line of credit totaling $1.0 million including a $400,000 facility for a stand by letter of credit, as part of a lending agreement between Talon and a New Zealand bank. The credit facility is secured by the Company's accounts receivable, inventories and equipment, with an interest rate of 1% over Prime Rate. The Company believes that the liquidity provided by existing cash and cash equivalents, the new borrowing arrangement described above, and the cash generated from operations will be sufficient to meet the Company's operating and capital requirements for the next twelve months.



YEAR 2000 ISSUES

        The Company has implemented plans to address Year 2000 issues. The primary focus includes: Company information technology systems; other support systems; the readiness of Company suppliers and customers. Although Company products include computerized components, the data bases are not date sensitive, and the Company believes that there are no additional contingencies or warranties related to its product resulting from Year 2000 issues. Expenses related to determination of Year 2000 compliance have been expensed and incurred and have not been material to the financial results of the Company.

         With respect to the Company's information technology systems, the Company's primary accounting, electronic commerce and related systems are Year 2000 compliant and the software is certified as such by the vendors. The Company has acquired and installed software updates, as such are made available, under technical support contracts, with the software vendors. Primary product support databases have been tested and will recognize years from 2000 and higher in the correct century. Non-information technology systems, including telecommunications have been tested and appear to be Year 2000 compliant.

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