Form 10QSB
period 1999-06-30
ULTRADATA SYSTEMS INC
filed 1999-08-16
CIK 931947

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-QSB

(MARK ONE)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months(or for such shorter period that the registrant was required to file such reports)
and (2) has been subject to such filing requirements for the past 90 days.
Yes   __X__              No_____

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class                                Outstanding as of  August 2, 1999
Common, $.01 par value                             3,153,793

Transitional Small Business Disclosure Format Yes  ___ No  X

                                                          File Number
                                                            0-25380

                        ULTRADATA SYSTEMS, INCORPORATED
                                  FORM 10-QSB
                                 June 30, 1999
                                     INDEX

PART I - FINANCIAL INFORMATION                                     PAGE

     Item 1.  Unaudited Financial Statements

             Consolidated Balance Sheets at
               June 30, 1999 and December 31, 1998                   3.

             Consolidated Statements of Income
              for the three months ended June 30, 1999 and 1998
            and for the six months ended June 30, 1999 and 1998      4.

          Consolidated Statements of Cash Flows
                for the three months ended June 30, 1999 and 1998
             and for six months ended June 30, 1999 and 1998         5.

             Notes to Consolidated Financial Statements              6.

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                  8.

PART II - OTHER INFORMATION                                         13.

          Signatures                                                13.




ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY

Balance Sheets

                                                   June 30,   December 31,
                                                     1999        1998
                                                 -----------  -----------
                                                 (unaudited)
Assets

Current assets:
 Cash and cash equivalents                      $ 1,289,557  $  1,254,091
 Trade accounts receivable, net of allowance
  for doubtful accounts of $9,520 at June 30,
  1999 and December 31, 1998                        731,123     3,103,965
  Receivable due from affiliated company            312,534             -
  Costs and estimated earnings on long-term
   contracts                                          9,761        95,534
   Inventories                                    2,617,538     3,121,003
   Taxes Receivable                                 277,434       231,227
   Prepaid expenses and other current assets        140,513       794,252
                                                  ---------     ---------
 Total current assets                             5,378,460     8,600,072


Property and equipment, net                         701,162       835,307
Deferred tax asset                                  453,793       500,000
Deferred compensation trust                         150,702       150,702
Investment in affiliated companies                1,130,780       820,355
Advances to affiliates                              263,343       250,000
Other assets                                         58,707        64,212
                                                  ---------     ---------

Total assets                                      8,136,947    11,220,648
                                                  =========    ==========

Liabilities and Stockholders  Equity

Current liabilities:
 Accounts payable                                   215,121       940,222
 Accrued expenses and other liabilities             322,441     1,621,331
                                                   --------     ---------
 Total current liabilities                          537,562     2,561,553

Deferred rent                                        17,416        21,148
Deferred compensation liability                     150,702       150,702
                                                   --------     ---------
Total liabilities                                   705,680     2,733,403

Stockholders  equity:
 Common stock, $.01 par value; 10,000,000 shares
 authorized; 3,410,000 shares issued and
 outstanding at June 30, 1999 and December 31,
 1998 respectively                                   34,100        34,100
 Additional paid-in capital                       9,718,152     9,799,936
 (Accumulated Deficit) Retained earnings         (1,186,145)       59,039
 Treasury stock (326,171 and 255,200 shares
  at cost as of June 30, 1999 and December 31,
  1998, respectively)                              (942,311)     (900,281)
 Notes receivable issued for purchase of
  common stock                                     (192,529)     (505,549)
                                                 ----------    ----------
  Total stockholders  equity                      7,431,267     8,487,245
                                                 ----------    ----------
Total liabilities and stockholders  equity      $ 8,136,947  $ 11,220,648
                                                 ==========   ===========



See accompanying summary of accounting policies and notes to financial statements.


ULTRADAA SYSTEMS, INCORPORATED AND SUBSIDIARY
Consolidated Statements of Operations

Three months and six months ended June 30, 1999 and 1998




                       Three months ended June 30,   Six months ended June 30,
                           1999        1998              1999         1998
                        ----------  -----------       ----------    ---------
                             (unaudited)                   (unaudited)
Net sales:

Consumer products       $1,170,931   $1,313,225        $2,254,722  $2,247,382
Contract                         -       66,033                 -     233,285
                         ---------    ---------         ---------   ---------

Total net sales          1,170,931    1,379,258         2,254,722   2,480,667

Cost of sales:
Consumer products          701,736      595,597         1,238,490     983,772
Contract                         -       54,304                 -     130,694
                         ---------    ---------         ---------   ---------
Total cost of sales        701,736      649,901         1,238,490   1,114,466

Gross profit               469,195      729,357         1,016,232   1,366,201

Selling expense            457,504      744,253         1,176,014   1,033,314
General and administrative
 expenses                  497,377      600,219         1,032,868   1,137,137
Research and development
expense                    121,487      119,581           220,713     251,025
                          --------    ---------         ---------   ---------

Operating loss            (607,173)    (734,696)       (1,413,363) (1,055,275)

Other income (expense):
 Interest expense                -          (34)                -         (34)
 Interest income            17,325       47,339            35,233     103,972
 Equity in affiliated
  company                   43,019       17,404            97,103      17,404
 Other, net                    467          495            35,843        (273)
                           -------      -------         ---------   ---------
 Total other income, net    60,811       65,204           168,179     121,069

Loss before income tax
 expense                  (546,362)    (669,492)       (1,245,184)   (934,206)

Income tax benefit               -      247,804                -      349,618

Net loss                 $(546,362)   $(421,688)      $(1,245,184)  $(584,588)
                          ========     ========        ==========     =======
Loss per share:
 Basic                   $   (0.17)   $   (0.13)      $     (0.39)  $   (0.18)

 Diluted                 $   (0.17)   $   (0.13)      $     (0.39)  $   (0.18)

Weighted Average Shares Outstanding:
 Basic                   3,167,577    3,323,093         3,161,130   3,334,361

 Diluted                 3,167,577    3,323,093         3,161,130   3,334,361



See accompanying summary of accounting policies and notes to financial statements.

ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY
Consolidated Statements of Cash Flows

Six Months Ended June 30, 1999 and 1998
                                                   1999              1998
                                               -----------      ----------
                                               (unaudited)

Cash flows from operating activities:
 Net loss                                   $   (1,245,184)    $   (584,588)
 Adjustments to reconcile net (loss)income
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                  134,785          124,560
    Deferred income tax provision                   46,207                -
    Inventory reserve                               49,977                -
    Equity in earnings of unconsolidated affiliate (97,039)         (17,240)
    Note Receivable Reserve                         15,500                -
    Increase (decrease) in cash due to changes in operating assets and liabilities:

    Trade accounts receivable, net               2,372,842          159,229
    Receivable due from affiliate company         (312,534)               -
    Costs and estimated earnings on long-term
     contracts                                      85,773          117,918
    Inventories                                    453,488          286,555
    Taxes Receivable                               (46,207)               -
    Prepaid expenses and other current assets      616,227         (375,000)
    Other assets                                     5,505         (132,365)
    Accounts payable                              (725,101)        (267,403)
    Accrued expenses and other liabilities      (1,298,890)        (144,813)
    Deferred rent                                   (3,732)           3,732
                                                ----------       ----------

Net cash (used in) provided by operating
 activities                                         51,617         (829,415)

 Cash flows from investing activities:
 Investment in affiliated companies                (13,386)        (282,500)
 Capital expenditures                                 (640)         (64,249)
                                                ----------       ----------
 Net cash used in investing activities             (14,026)        (346,749)

 Cash flows from financing activities:
 Borrowing against line of credit                        -          150,000
 Repurchase of common stock at cost                 (2,125)        (349,413)
 Proceeds from repayment of notes receivable to
  purchase common stock                                  -             5,000
                                                ----------       -----------
Net cash used in financing activities               (2,125)         (194,413)

Net(decrease) increase in cash and cash
 equivalents                                        35,466        (1,370,577)
Cash and cash equivalents at beginning
 of year                                         1,254,091         5,075,968
                                                 ---------         ---------
Cash and cash equivalents at end of period     $ 1,289,557       $ 3,705,391
                                                 =========         =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest               -                34
  Cash paid during the period for taxes                  -                 -

See accompanying summary of accounting policies and notes to financial statements.


ULTRADATA SYSTEMS, INCORPORATED

June 30, 1999

Summary of Significant Accounting Policies


Basis of Presentation

     The accompanying interim financial statements included herein have been prepared by Ultradata Systems, Incorporated (the "Company"), without audit, except for the balance sheet at December 31, 1998, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The Company s investment in Talon Research and Development Co., Ltd., Auckland, NZ, of 18.9% through March 31, 1999, and 24.9%, thereafter, is accounted for using the equity method.

     In the opinion of management, the information furnished for the three-month and six-month periods, respectively, ended June 30, 1999 and 1998, includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1999. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on Form 10KSB.

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

Note 2. Earnings Per Share

     A reconciliation of the numerator and denominator of the earnings per share calculations is provided for all periods presented. The numerator for basic and diluted earnings per share is net loss for all periods presented. The denominator for basic and diluted earnings per share for 1999 and 1998, as follows:

                         For the three months ended For the six months ended
                                  June 30                  June 30
                         1999 (a)         1998 (b)    1999 (a)  1998 (b)
                         --------         --------    --------  ---------
Numerator:

Net Loss               $  (546,362)   $  (421,688)  $(1,245,184) $ (584,588)
Numerator for basic
 and diluted loss
 per share - loss
 available to
 common shareholders   $  (546,362)   $  (421,688)  $(1,245,184) $ (584,588)

Denominator:
 Denominator for basic loss
 per share - weighted
 average shares          3,167,577      3,323,493     3,161,130    3,334,361

Basic Loss Per Share    $    (0.17)    $    (0.13)    $   (0.39)  $   (0.18)

Effect of dilutive
 securities: Employee
 stock options                   -              -             -           -

Denominator for diluted loss per share -

Adjusted weighted
 average shares and
 assumed conversions     3,167,577      3,323,493     3,161,130    3,334,361

Diluted Loss per Share     $ (0.17)    $    (0.13)   $    (0.39)  $    (0.18)
(a) Options to purchase 310,192 shares of common stock at prices between $3.00 and $7.39 per share were outstanding at June 30,1999, but were not included in the computation of diluted loss per share because the options' exercise price was greater than the average market price of common shares.

(b) Options to purchase 274,100 shares of common stock at prices between $4.00 and $7.39 per Share were outstanding at June 30, 1998, but were not included in the computation of diluted loss per share because the options' exercise price was greater than the average market price of common shares.

Note 3. Incentive Stock Option Plan

     As of June 30, 1999, the Company s outstanding stock options totaled 310,192 shares. These options have been issued to key employees, officers, directors and consultants of the Company. The Company is authorized to issue 350,000 shares of incentive stock options or non-qualified stock options.


Note 4. Prepaid Expenses

   Prepaid expenses at June 30, 1999 and December 31, 1998 consist of the following:

                                    June 30,       December 31,
                                     1999             1998
                                     ----             ----

Prepaid advertising               $  55,075        $ 554,784
Other prepaid expenses               85,438          239,468
                                    -------          -------
                                  $ 140,513        $ 794,252
                                  =========        =========

Note 5. Accrued Expenses and Other Liabilities

   Accrued expenses and other liabilities at June 30, 1999 and December 31, 1998 consist of the following:

                                       1999             1998
                                       ----             ----
Accrued sales commissions
   and royalties                    $  19,819        $    80,143
Accrued advertising                   192,527          1,361,085
Other                                 110,095            180,103
                                    ---------          ---------
                                    $ 322,441        $ 1,621,331
                                    =========        ===========

Note 6. Advances To Affiliates

     The Company has purchased certain electronic components used in Travel*Star and other GPS applications and sold those components to Talon Research and Development Co., Ltd. At June 30, 1999 a receivable from Talon of $312,534 resulted from those transactions. Talon will repay all amounts due during 1999.

Note 7.  Supplemental Cash Flow Information

     On August 12, 1998, the Company purchased an option to acquire additional shares in Talon Research and Development Company, Ltd., for $314,162. On
April 1, 1999, the parties agreed to apply the option proceeds, to increase the Company s investment in Talon from 18.9% to 24.9%.
     On May 8, 1999, the Company formed a joint venture with Influence
Content, LLC. to form Influence Data, LLC. The joint venture will establish an internet marketing site called Next-Exit.com featuring the Company s travel computers. In exchange for the Company's one-third (33.3%) interest in the venture, was funded by the issuance of 80,000 common shares, valued at $200,000. These were treasury shares previously purchased in the open market by the Company for such use.
     On June 11, 1999 certain officers and directors of the Company surrendered 149,971 shares of common stock. The surrendered shares were used to reduce principal and accrued interest on loans made by the Company. The shares are held in the treasury.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward-Looking Statements: No Assurances Intended

     Item 2 contains certain forward-looking statements regarding the Company. Its business, prospects and results of operations are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking results include:
the Company's ability to successfully develop new products for new markets such as the American Automobile Association (AAA) Trip Wizard, and
Travel*Star 24; customer acceptance of new products; the possibility of the Company losing a large customer, or key personnel; new or terminated custom product promotions; the Company's ability to manage growth and to successfully integrate recent strategic marketing and product development alliances, including the AAA Trip Wizard project; the impact of competition on the Company's revenues; delays in the introduction of new products; and the possibility of the Company failing to keep pace with emerging technologies.

     Accordingly, no assurances can be given that events or results mentioned in any such forward-looking statements will in fact occur. When used in this discussion, words such as "believes" and phrases such as "are expected" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.
Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's reports on Form 10-KSB filed with the Securities and Exchange Commission.

     The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

OVERVIEW

     Since 1987, the Company has engaged in the development, manufacturing and marketing of easy to use, portable data retrieval devices that employ the Company s proprietary data compression technology for storing large quantities of information on and retrieving it rapidly from a microprocessor memory chip. These portable devices known as Road Whiz and other tradenames, which retail for prices between $19.95 and $49.95, have been primarily been sold through specialty retailers, television shopping networks, promotional marketers, and premium sales organizations.

     Beginning in 1998, the Company introduced Travel*Star GPS which incorporates both proprietary data technology and global positioning satellite technology to provide location for proximate services. This item retails at $249 to $349 depending on the features of the specific unit. The GPS driven products have had limited sales to date. As a result of customer feedback and the rapid development of the GPS market, the Company has decided to re-engineer the product to provide more features and functionality with TravelStar GPS 24. TravelStar GPS 24 integrates the GPS antenna and receiver with the travel computer and display into one case and provides a unique set of features comparable to in-car GPS systems, generally costing $1,000 and higher. These features include route calculations and turn-by-turn directions, with audible output, to service locations and sites across the country. Management expects to bring the product to market at a retail price of approximately $300. Preliminary interest from retailers based on demonstrations of working prototypes has been encouraging.


Strategic Partnerships

     The Company has entered into a joint venture with Influence Content, LLC., a website developer and marketer for e-commerce, and is one-third owner of the joint venture, Influence Data, LLC . The new entity is developing a web site denoted Next-Exit.com. Influence LLC, which has developed web sites for Compaq Computer and Express Script, among others, is configuring Next-Exit.com as a comprehensive road-travel portal. Users can purchase road travel products and services and access road-travel-related information. Examples of services to be provided include routing, free e-mail while traveling, and hotel discounts and reservations. Related information includes weather and road conditions and emergency roadside assistance. A variety of travel-related products, in addition to Ultradata products, will be sold through the web site and its links to other sites. The initial site will be operational in August 1999 with full operation scheduled for October 1999.

     The Company has entered into an agreement with the American Automobile Association, (AAA) to incorporate AAA restaurant, lodging and service facilities into a proprietary database that will also indicate the AAA rating for each establishment. The unit will be called the AAA Trip Wizard. The strong identity of AAA, and distribution through AAA member clubs, will establish much stronger product identity in the marketplace. Initial shipments of the AAA Trip Wizard were made in April 1999 to AAA affiliated clubs, and orders have been received from specialty retailers for the unit. Initial sales are exceeding planned levels. The Missouri AAA is planning a test program using the Trip Wizard as a premium incentive to renew or upgrade membership. If successful, this program could be expanded to other AAA branches.

     In May the Company received approval of a patent application which combines Global Positioning Satellite technology with radar detection devices to provide a unit which is more accurate and less susceptible to false readings that products currently on the market. Discussions are ongoing with potential marketing partners to bring this concept to the market.

RESULTS OF OPERATIONS

     Net sales for the three months and six months ended June 30, 1999 were $1,170,931 and $2,254,722, respectively compared to $1,379,258 and $2,480,667 for the three months and six months ended June 30, 1998, representing a 15% decrease for the quarter and a 9% decrease for the year-to-date. There was no revenue realized for laser system contracts for the quarter and six months ended June 30,1999, as compared to net sales of $66,033 and $233,285 for the quarter and six months ended June 30, 1998, respectively. The following shows a breakdown and comparison of net sales:

                                          Net Sales
                    Three Months Ended June 30,     Six Months Ended June 30,
                    --------------------------      ------------------------
                    1999       1998    Increase/    1999     1998   Increase/
                                       Decrease                     Decrease

Consumer Products  $1,170,931 $1,313,225  (12%)  $2,254,722 $2,247,382  -0-%
Laser System
Contracts                   -     66,033 (100%)           -    233,285 (100%)
                   ----------  ---------  -----   ---------  --------- -----
                   $1,170,931 $1,379,258  (18%)  $2,254,722 $2,480,667   (9%)


     Consumer Products revenue for the three ended months June 30, 1999 decreased by $142,294 (10.8%) from the comparable period ended June 30, 1998, but increased by $7,340(0.3%) from the six month period in 1998. The decrease in consumer product sales is primarily due to lower sales through direct mail credit card insert programs.

     Contract revenues for the three months and six months ended June 30, 1999, decreased by $66,033 and $233,285, respectively, compared to the comparable periods in 1998. The decrease reflects the near completion of the single remaining government contract. One site remains to be completed, pending customer preparations that will permit completion, and another system has been shipped and is awaiting contractor approval of an installation date.

     Gross profit for the consumer product group for the three months ended June 30, 1999 totaled $469,195 or 40.1% of sales as compared to $717,628 or 54.6% of sales for the three months ended June 30, 1998. For the six months ended June 30, 1999 gross profit totaled $1,016,232 or 45.1% of sales as compared to $1,263,610 or 56.2% of sales. The reduction in margins is primarily due to lower selling prices for mass merchandise retail units and credit card insert units.

     Selling expenses for the three months and six months ended June 30, 1999 totaled $457,504 and $1,176,014, respectively, compared to $744,253 and $1,033,314, respectively for the comparable periods ended June 30, 1998.
For the six months, this amount represents an increase of $142,700, or 13.8%. The year-to-date increase is due primarily to advertising costs relating to the late mailing of certain fourth quarter 1998 programs, the cost of which heavily impacted expenses in January and February 1999. The reduction in second quarter costs is primarily related to the conversion of credit card insert programs to wholesale accounts with the syndicator paying for all advertising costs, and reductions in postage costs reflecting individual shipments of credit card program orders in 1998.

     General and administrative expenses, for the three months and six months ended June 30, 1999, were $497,377 and $1,032,868 respectively, compared to $600,219 and $1,137,137, respectively for the comparable periods in 1998.
For the three months ended June 30, 1998, administrative expense decreased by $102,842 or (17.1%). This decrease was achieved through reductions in professional service costs and senior management salary reductions.
For the six months, administrative expenses decreased by $104,269 or (9.2%) from the six- month period ended June 30, 1998. The decrease reflects senior management salary reductions and significant reductions in professional services, but does not fully reflect additional personnel reductions made in June 1999.

     Research and development expense for the three months and six months ended June 30, 1999, were $121,487 and $220,713, respectively, compared to the same periods in 1998, which were $119,581 and $251,025 respectively. The Company's research and development efforts continue to be focused on AAA Trip Wizard and Travel*Star 24 which accounted for approximately 85% of research and development spending for each of the three and six months periods ended June 30, 1999.

     Other income for the three months and six months ended June 30, 1999 totaled $60,811 and $168,179, respectively, compared to $65,204 and $121,069 for the comparable periods ended June 30, 1998. The increase for the quarter is primarily due to the Company s equity interest (24.9%) in the earnings of Talon of $43,019, compared to $17,404 in 1998. Talon earnings in 1998 are reflected for only the months of May and June 1998, and the Company had an 18.9% interest in the Company for that period. For 1999, the Company increased its interest in Talon to 24.9% effective in April 1999. Other income for the six months ended June 30, 1999 also include, $35,000 received in settlement of an agreement by the Company to forego certain tradenames related to portable information devices. Smaller investable balances were available during the first and second quarters of 1999, resulting in a decrease in interest income of $68,739 and $30,014 respectively, compared to the six months and three months ended June 30, 1998.

     As a result of the foregoing, the Company posted a net loss of ($546,362) or ($0.17) per diluted common share for the three months ended June 30, 1999, compared to a net loss of ($421,688), or ($0.13) per diluted common share for the three months ended June 30, 1998. The Company lost $(1,245,184) or ($0.39) per diluted common share for the six months ended June 30, 1999, as compared to a loss of ($584,588) or ($0.18) per diluted share for the six months ended June 30, 1998. The results for the three months and six months ended June 30, 1998 are net of a provision for an income tax benefit of $247,804 and $349,618, respectively. Deferred taxes related to the three months ended June 30, 1999 are fully reserved, and have no impact on earnings for the quarter.

     The Company has significantly reduced its personnel and other operating expenses for the second half of the year. A increase in sales is required for restore net income, however. With existing and expected purchase orders, management expects a stronger fourth quarter, which will substantially reduce the losses for 1999. The Company has purchase orders, written commitments, and planned advertising promotions from major retailers for versions of the Road Whiz. Together with AAA TripWizard sales, these programs will result in a sharp increase in sales. In addition, most of these sales will occur with units made through a lower-cost foreign manufacturer, which will improve gross margins. These lower-cost units will begin to arrive and be shipped during the fourth quarter.

     Management believes that through improved marketing partnerships, such as AAA, Kmart and Target, and new marketing relationships being pursued for Travel*Star 24, the Company is positioned to establish stronger market presence. In addition, these relationships have created opportunities to reduce product costs through use of chip-on-board assembly techniques, which will improve gross margin contribution. Management has also taken steps to reduce costs, including staff reductions, salary reductions for senior management and reductions in operating and outside service costs.

FINANCIAL CONDITION AND LIQUIDITY

     The Company has funded its operations primarily through the sale of Common Stock and historically through periodic borrowings, and from cash generated by operations. At June 30, 1999, the Company had $1,289,557 in cash and cash equivalents, compared to $1,254,091 at December 31, 1998. The Company's operating activities through June 30, 1999 provided cash totaling $51,617, primarily reflecting the operating loss for the six months of $1,245,184, and reductions of $725,101 and $1,298,890 in accounts payable and accrued liabilities, respectively. These amounts were offset by increases to cash of $2,372,842 in collection from accounts receivable and $453,488 in inventory reductions.

     Net cash used by investing activities totaled $14,026, which included $13,386 for certain legal and administrative expenses pertaining to the Company s investment in Talon Research and Development Co., Ltd.

     Net cash used by financing activities consists of $2,125 spent to acquire the Company s common stock in the open market.

     Inventories decreased $453,488 from the December 31, 1998 level to $2,617,538, net of reserves for obsolescence of $519,186 as of June 30, 1999. The Company is committed to reducing inventory levels during 1999 to increase available cash for operations. Trade accounts receivable decreased by $2,372,842 from $3,103,965 at December 31, 1998.

     As a result, net working capital decreased from $6,038,519 at December 31, 1998 to $4,840,898 at June 30, 1999. The Company's current ratio at June 30, 1999 was 10.0 to 1, as compared to 3.4 to 1 at December 31, 1998.

     The Company has a secured line of credit with Southwest Bank of St. Louis totaling $1.0 million including a $400,000 facility for a standby letter of credit, as part of a lending agreement between Talon and a New Zealand bank. Other than the standby letter of credit, the Company has no borrowings as of June 30, 1999. The credit facility is secured by the Company's s accounts receivable, inventories and equipment, with an interest rate of 1% over Prime Rate. The Company believes that the liquidity provided by existing cash and cash equivalents, the new borrowing arrangement described above, and the cash generated from operations should be sufficient to meet the Company's operating and capital requirements for the remainder of the year.


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

     With respect to the Company s information technology systems, the Company s primary accounting, electronic commerce and related systems are Year 2000 compliant and the software is certified as such by the vendors. The Company has acquired and installed software updates, as such are made available, under technical support contracts, with the software vendors. Primary product support databases have been tested and will recognize years from 2000 and higher in the correct century. Non-information technology systems, including telecommunications have been tested and appear to be Year 2000 compliant.

     The Company has developed information by structured questionnaires sent to key customers and vendors. The Company continues to receive responses from vendors and customers. To date, nothing has come to the Company s attention t hat Year 2000 problems will interrupt the Company s operations. However, the Company is assessing the implications of respondents readiness, to develop a plan to monitor progress for any respondents not as yet indicating Year 2000 compliance, and to develop appropriate contingency plans for any situations found which may have a adverse impact.
     An interruption of the Company s ability to conduct its business due to a Year 2000 problem could have a material adverse effect on the Company. The Company is not presently aware of any such significant exposure. However, there can be no guarantee that the systems of third parties, such as customers or suppliers, on which the Company relies, will be converted in a timely manner, or that failure to convert would not have a material adverse effect on the Company.

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

August 16, 1999                 /s/  Monte Ross
                                -----------------------------
                                Monte Ross, President and CEO
                                (Duly authorized officer and
                                principal financial officer)