Form 10QSB
period 1999-09-30
ULTRADATA SYSTEMS INC
filed 1999-11-15
CIK 931947

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-QSB

(MARK ONE)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED September 30, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X               No
                          -----               -----
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class                                Outstanding as of  November 1, 1999
Common, $.01 par value                             3,083,322

Transitional Small Business Disclosure Format Yes  ___ No  X

                                                              File Number
                                                              0-25380

                        ULTRADATA SYSTEMS, INCORPORATED
                                  FORM 10-QSB
                              September 30, 1999
                                     INDEX

PART I - FINANCIAL INFORMATION                                      PAGE

     Item 1.  Unaudited Financial Statements

      Consolidated Balance Sheets at
       September 30, 1999 and December 31, 1998                        3.

      Consolidated Statements of Income
       for the three months ended September 30, 1999 and 1998
       and for the nine months ended September 30, 1999 and 1998       4.

      Consolidated Statements of Cash Flows
       for the three months ended September 30, 1999 and 1998
       and for nine months ended September 30, 1999 and 1998           5.

      Notes to Consolidated Financial Statements                       6.

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    8.

PART II - OTHER INFORMATION                                           13.

     Signatures                                                      13.



ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY

Balance Sheets

As of September 30, 1999 and December 31, 1998


                                          September 30,    December 31,
                                               1999           1998
                                          -------------  ------------
Assets                                     (unaudited)

Current assets:
     Cash and cash equivalents               $  839,061      $1,254,091
     Restricted cash                            400,000               -
     Trade accounts receivable,
        net of allowance for doubtful
        accounts of $9,520 at September
        30, 1999 and December 31, 1998          462,589       3,103,965
     Receivable due from affiliated company     195,466               -
     Costs and estimated earnings on long-term
        contracts                                40,258          95,534
     Inventories                              2,879,340       3,121,003
     Taxes Receivable                                -          231,227
     Prepaid expenses and other current
      assets                                    117,361         794,252
                                             ----------       ---------

Total current assets                          4,934,075       8,600,072

Property and equipment, net                     631,768         835,307
Deferred tax asset                              393,421         500,000
Deferred compensation trust                     114,539         150,702
Investment in affiliated companies            1,189,826         820,355
Advances to affiliates                          268,012         250,000
Other assets                                     55,208          64,212
                                             ----------       ---------

Total assets                               $  7,586,849     $11,220,648
                                             ==========      ==========
Liabilities and Stockholders' Equity


Current liabilities:
     Accounts payable                           338,050         940,222
     Accrued expenses and other liabilities     310,573       1,621,331
                                             ----------       ---------
Total current liabilities                       648,623       2,561,553

Deferred rent                                    15,550          21,148
Deferred compensation liability                 114,539         150,702
                                             ----------       ---------

Total liabilities                               778,712       2,733,403

Stockholders' equity:
     Common stock, $.01 par value;
       10,000,000 shares authorized;
      3,412,493 shares issued and
       outstanding at September 30, 1999
      and December 31, 1998 respectively         34,100          34,100
     Additional paid-in capital               9,718,151       9,799,936
     (Accumulated Deficit) Retained earnings (1,807,239)         59,039
     Treasury stock (326,171 and 255,200
       shares at cost as of September 30, 1999
       and December 31, 1998, respectively)    (942,311)       (900,281)
     Notes receivable issued for purchase of
       common stock                            (194,564)       (505,549)
                                              ---------      ----------
Total stockholders' equity                    6,808,137       8,487,245
                                              ---------      ----------
Total liabilities and stockholders' equity  $ 7,586,849    $ 11,220,648
                                              =========      ==========

See accompanying summary of accounting policies and notes to financial statements.


ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY

Consolidated Statements of Operations


Three months and nine months ended September 30, 1999 and 1998

                             Three months ended        Nine months ended
                                September 30,            September 30,
                               1999      1998            1999    1998
                               ----      ----            ----    ----
                                (unaudited)               (unaudited)
Net sales:
     Consumer products $   591,987  $ 1,335,782   $ 2,846,709 $  3,583,164
     Contract                    -      240,271             -      240,271
                          --------    ---------     ---------    ---------

Total net sales            591,987    1,342,768     2,846,709    3,823,435
Cost of sales:

     Consumer products     466,685      709.959     1,705,175    1,693,731
     Contract                    -       68,579             -      199,273
                          --------    ---------     ---------   ----------

Total cost of sales        466,685      778,538     1,705,175    1,893,004

Gross profit               125,302      564,230     1,141,534    1,930,431

Selling expense            170,202      362,279     1,346,216    1,395,593
General and administrative
 expenses                  547,961      588,581     1,580,829    1,725,718
Research and development
 expense                   104,458      196,143       325,171      447,168
                          --------     --------     ---------    ---------

Operating loss            (697,319)    (582,773)   (2,110,682)  (1,638,048)

Other income (expense):

     Interest expense            -         (599)            -         (633)
     Interest income        21,488       35,624        56,721      139,596
     Equity in affiliated
       company              55,234       27,608       152,337       45,012
     Other, net               (497)      (3,382)       35,346       (3,655)
                          --------      -------    ----------    ---------

Total other income, net     76,225       59,251       244,404      180,320
                          --------      -------    ----------    ---------

Loss before income tax
 expense                  (621,094)    (523,522)   (1,866,278)  (1,457,728)


Income tax expense
 (benefit)                       -     (198,933)            -     (548,551)
                          --------     --------    ----------   ----------

Net loss                 $(621,904)   $(324,589)  $(1,866,278)  $ (909,177)
                           =======      =======     =========     ========

Loss per share:
     Basic               $    (.20)  $    (.10)   $     (0.60)  $    (0.27)
                           =======      =======      ========    =========

     Diluted             $    (.20)  $    (.10)   $     (0.60)  $    (0.27)
                           =======      =======      ========    =========

Weighted Average Shares Outstanding:

          Basic          3,083,322    3,316,010     3,134,960    3,329,056
                         =========    =========     =========    =========

          Diluted        3,083,322    3,316,010     3,134,960    3,329,056
                         =========    =========     =========    =========

See accompanying summary of accounting policies and notes to financial statements.

ULTRADATA SYSTEMS, INCORPORATED AND SUBSIDIARY

Consolidated Statements of Cash Flows


Nine Months Ended September 30, 1999 and 1998

                                              1999         1998
                                             --------    --------
                                                  (unaudited)


Cash flows from operating activities:

     Net loss                           $ (1,866,278)  $  (909,172)
     Adjustments to reconcile net loss
     to net cash provided by (used in)
      operating activities:

     Depreciation and amortization           207,793       186,840
     Deferred income tax provision           106,579             -
     Inventory reserve                        66,331             -
     Equity in earnings of unconsolidated
       affiliate                            (152,337)            -
     Note Receivable Reserve                  23,250             -
     Increase (decrease) in cash due to
       changes in operating assets and
       liabilities:
       Trade accounts receivable, net      2,872,603       171,877
       Receivable due from affiliate
         company                            (195,466)            -
       Costs and estimated earnings on
         long-term contracts                  55,276       109,392
       Inventories                           175,332      (568,405)
        Prepaid expenses and other current
         assets                              676,891      (472,352)
       Other assets                          (42,962)            -
       Accounts payable                     (602,172)      369,277
       Accrued expenses and other
         liabilities                      (1,310,758)     (201,656)
       Deferred rent                          (5,598)        5,598
                                          ----------     ---------
     Net cash (used in) provided by
      operating activities                     8,484    (1,308,601)
                                          ----------     ---------
Cash flows from investing activities:

     Investment in affiliated companies (17,134) (328,105) Option to purchase up to 51% interest in
       Talon                                       -      (314,147)
     Restricted cash                        (400,000)            -
     Other assets                                  -      (276,322)
     Capital expenditures                     (4,255)     (197,327)
                                           ---------     ----------
Net cash used in investing activities       (421,389)   (1,115,901)
                                           ---------     ---------
Cash flows from financing activities:

     Repurchase of common stock at cost       (2,125)     (507,694)
     Proceeds from repayment of notes
       receivable to purchase common stock         -         5,000
                                           ---------     ---------
Net cash used in financing activities         (2,125)     (502,694)
                                           ---------     ---------

Net(decrease) increase in cash and
  cash equivalents                          (415,030)   (2,927,196)

Cash and cash equivalents at beginning
  of year                                  1,254,091     5,075,968
                                          ----------     ---------
Cash and cash equivalents at end of
 period                                  $   839,061   $ 2,148,772
                                          ==========     =========

Supplemental disclosure of cash flow information:

 Cash paid during the period for
  interest                               $         -   $       599
 Cash paid during the period for taxes   $         -   $         -


See accompanying summary of accounting policies and notes to financial statements.

                        ULTRADATA SYSTEMS, INCORPORATED

                               September 30, 1999

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

     In the opinion of management, the information furnished for the three-month and nine-month periods ended September 30, 1999 and 1998, respectively, includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods. This discussion is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1999. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on Form 10KSB.

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

Note 2. Earnings Per Share

     A reconciliation of the numerator and denominator of the earnings per share calculations is provided for all periods presented. The numerator for basic and diluted earnings per share is net loss for all periods presented. The denominator for basic and diluted earnings per share for 1999 and 1998, as follows:

                  For the three months ended      For the nine months ended
                         September 30                    September 30

                       1999 (a)  1998 (b)          1999 (a)    1998 (b)
     Numerator:     --------     ----------     -----------    -----------


Net Loss           ($621,094)    ($324,589)     ($1,866,278)      ($909,177)

Numerator for basic
 and diluted loss
 per share loss
 available to common
 shareholders      ($621,094)    ($324,589)     ($1,866,278)      ($909,177)

    Denominator:

Denominator for
  basic loss per
  share - weighted
  average shares   3,083,322     3,316,010        3,134,960       3,329,056

  Basic Loss Per
  Share               ($0.20)       ($0.10)          ($0.60)         ($0.27)


  Effect of dilutive
  securities: Employee
  stock options            -             -                -               -

Denominator for diluted
  loss per share -
  Adjusted weighted
  average shares and
  assumed
  conversions      3,083,322     3,316,010        3,134,960       3,329,056


  Diluted Loss per
   Share              ($0.20)       ($0.10)          ($0.60)         ($0.27)



(a) Options to purchase 312,217 shares of common stock at prices between $2.00 and $7.39 per share were outstanding at September 30,1999, but were not included in the computation of diluted loss per share because the options' exercise price was greater than the average market price of common shares.

(b) Options to purchase 272,592 shares of common stock at prices between $5.00 and $7.39 per share were outstanding at September 30, 1998, but were not included in the computation of diluted loss per share because the options' exercise price was greater than the average market price of common shares.


Note 3. Incentive Stock Option Plan

    As of September 30, 1999, the Company's outstanding stock options totaled 312,217 shares. These options have been issued to key employees, officers, directors and consultants of the Company. The Company is authorized to issue 350,000 shares of incentive stock options or non-qualified stock options.

Note 4. Prepaid Expenses

Prepaid expenses at September 30, 1999 and December 31, 1998 consist of the following:


                                     September 30,     December 31,
                                        1999              1998

Prepaid advertising                  $   59,025       $  554,784
Other prepaid expenses                   58,336          239,468
                                      ---------       ----------
                                     $  117,361          794,252
                                      =========        =========

Note 5. Accrued Expenses and Other Liabilities

   Accrued expenses and other liabilities at September 30, 1999 and December 31, 1998 consist of the following:

                                      September 30,    December 31,
                                         1999             1998

     Accrued sales commissions
           And royalties             $    5,512        $   80,143
     Accrued advertising                109,675         1,361,085
     Other                              195,386           180,103
                                      ---------         ---------
                                     $  310,573        $1,621,331
                                      =========         =========

Note 6. Advances To Affiliates

     The Company has purchased certain electronic components used in Travel* Star and other GPS applications and sold those components to Talon Research and Development Co., Ltd. At September 30, 1999 a receivable from Talon of $195,466 resulted from those transactions.

Note 7.  Supplemental Cash Flow Information

     On August 12, 1998, the Company purchased an option to acquire additional shares in Talon Research and Development Company, Ltd., for $314,162. On April 1, 1999, the parties agreed to apply the option proceeds, to increase the Company's investment in Talon from 18.9% to 24.9%.

     On May 8, 1999, the Company formed a joint venture with Influence Content, LLC. called Influence Data, LLC. The joint venture will establish an Internet marketing site called DriveThere.com featuring the Company's travel computers and other driving products and services. The Company's one-third (33.3%) interest in the venture, was funded by the issuance of 80,000 common shares, valued at $200,000. These were treasury shares previously purchased in the open market by the Company for such use.

     On June 11, 1999 certain officers and directors of the Company surrendered 149,971 shares of common stock. The surrendered shares were used to reduce loans and accrued interest on loans made by the Company to purchase shares previously issued. The shares, valued at $321,689, are held in the treasury.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements: No Assurances Intended

     Item 2 contains certain forward-looking statements regarding the Company. Its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking results include:
the Company's ability to successfully develop new products for new markets, such as Travel*Star 24; customer acceptance of new products; the possibility of the Company losing a large customer or key personnel; new or terminated custom product promotions; the Company's ability to manage growth and to successfully integrate recent strategic marketing and product development alliances; the impact of competition on the Company's revenues; delays in the introduction of new products; and the possibility of the Company failing to keep pace with emerging technologies.

     Accordingly, no assurances can be given that events or results mentioned in any such forward-looking statements will in fact occur. When used in this discussion, words such as "believes" and phrases such as "are expected" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's reports on Form 10-KSB and other periodic reports as filed with the Securities and Exchange Commission.

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

     Beginning in 1998, the Company introduced Travel*Star GPS which incorporates both proprietary data technology and global positioning satellite technology to provide location for proximate services. This item retails at $249 to $349 depending on the features of the specific unit. The GPS driven products have had limited sales to date. As a result of market research, including customer feedback, and the expected rapid development of the GPS auto after-market, the Company has decided to re-engineer the product to provide more features and functionality with Travel*Star 24. Travel*Star 24 integrates the GPS antenna and receiver with the travel computer and display into one case and provides a unique set of features comparable to in-car GPS systems, generally costing $1,000 and higher. These features include route calculations and turn-by-turn directions, with audible output, to service locations and sites across the country. Management expects to bring the product to market at a retail price of approximately $300.

Strategic Partnerships

     In August, the Company finalized negotiations in association with IdeaVillage.com LLC a fourth-quarter promotion with a major retailer. IdeaVillage.com LLC will promote the Auto Pilot handheld travel computer in a television campaign during the 1999 holiday season. Ultradata has provided certain data components for 120,000 units and will receive a royalty of $1.25 per unit from IdeaVillage.com based on sales realized from the consumer electronics retail chain in the fourth quarter of 1999.

     The Company has entered into a joint venture with Influence Content, LLC, a web site developer and marketer for e-commerce, and is one-third owner of the joint venture, Influence Data, LLC. The new entity is developing a web site denoted DriveThere.com. Influence LLC has developed web sites for numerous manufacturers and software clients and is configuring DriveThere.com as a comprehensive road-travel portal. Users can purchase road travel products and services and access road-travel-related information. Examples of road services to be provided include routing, free e-mail while traveling, and hotel discounts and reservations. Related information includes weather and road conditions and emergency roadside assistance. A variety of travel-related products, in addition to Ultradata products, will be sold through the web site and its links to other sites. The web site went live on October 29, 1999.

     The Company has entered into an agreement with the American Automobile Association, (AAA) to incorporate AAA restaurant, lodging and service facilities into a proprietary database that also indicates the AAA rating for each establishment. The unit is called the AAA Trip Wizard. Management believes that the mass distribution capability and enhanced driver visibility garnered through the AAA member clubs deliver strong product recognition in the marketplace.

     The Company received US Patent NO. 5,943,653 in August for electronic coupons for highway services. We are having discussions with a company that promotes discount coupons for travelers to jointly develop a synergistic product.

     In May the Company also received approval of a patent application which combines Global Positioning Satellite (GPS) technology with radar detection devices to provide a unit which is more accurate and less susceptible to unwanted alarms than products currently on the market.

RESULTS OF OPERATIONS

     Net sales for the three months and nine months ended September 30, 1999 were $591,987 and $2,846,709, respectively, compared to $1,342,768 and $3,823,435 for the three months and nine months, respectively, ended September 30, 1998, representing a 55.9% decrease for the quarter and a 25.5% decrease for the year-to-date.

     Consumer Products revenue for the three months ended September 30, 1999 decreased by $743,795 (55.7%) from the comparable period ended September 30, 1998, and decreased by $736,455 (20.6%) from the nine month period in 1998.
For the quarter ended September 30, 1998, the Company filled a large Holiday promotion order for a key customer. For the third quarter ended September
30, 1999, the Company shipped $583,000 of a $1.2 million 1998 Holiday purchase order to a key customer. That customer ordered another $1.2 million during July of 1999, but requested that the order be shipped in its entirety during the fourth quarter of this year. This order was part of a $1.9 million backlog as of September 30, 1999.

     Contract revenues for the three months and nine months ended September
30, 1999 were zero, compared to revenues of $6,986 and $240,271 for the quarter and nine months, respectively, ended September 30, 1998. The absence of government work reflects the near completion of the single remaining government contract that carried over from the prior year. One installation remains to be completed, pending customer preparations that will permit completion, and another system is awaiting customer readiness for installation. The Company does not anticipate that government business will have significant impact on future sales.

     Gross profit for the consumer product group for the three months ended September 30, 1999 totaled $125,302 or 21.2% of sales as compared to $625,823 or 47% of sales for the three months ended September 30, 1998. Margins were adversely impacted by a number of unfavorable factors, including, (1) sale of slow-moving inventory at low prices, (2) providing IdeaVillage.com with custom data components, (3) adding to inventory obsolescence reserves, and (4) incurring unusual in-bound shipping costs for inventory to ship in the fourth-quarter. Exclusive of these events, the gross margin for consumer products would have been 38.7%.

     For the nine months ended September 30, 1999 gross profit totaled $1,141,534 or 40.1% of sales as compared to $1,930,431 or 50.5% of sales for the same period in 1998.

     Selling expenses for the three months and nine months ended September 30, 1999 totaled $170,202 and $1,346,216, respectively, compared to $362,279 and $1,395,593, respectively for the comparable periods ended September 30, 1998. The decrease of $192,077 (53.0%) for the quarter generally reflects lower sales commissions attributed to lower sales volume as well as some savings attributed to an improved business model for sales and marketing resource management. For the nine months, the decrease of $49,377, or 3.5%, reflects the benefits of the new model. The nine-month results for this year include realized advertising costs relating to delayed credit card program mailings from the prior year, the cost of which heavily impacted expenses in January and February 1999.

     General and administrative expenses, for the three months and nine months ended September 30, 1999, were $547,961 and $1,580,829 respectively, compared to $588,581 and $1,725,718, respectively for the comparable periods in 1998. For the three months ended September 30, 1999, administrative expense decreased by $40,620 or (6.9%). This decrease was achieved through reductions in professional service costs and senior management salaries. For the nine months, administrative expenses decreased by $144,889 or (8.4%) from the nine-month period ended September 30, 1998. The decrease reflects senior management salary reductions, significant reductions in professional services, and additional personnel reductions made in June 1999.

     Research and development expense for the three months and nine months ended September 30, 1999, were $104,458 and $325,171, respectively, compared to the same periods in 1998, which were $196,143 and $447,168, respectively. The Company's research and development efforts in the third quarter were heavily focused on Travel*Star 24, which accounted for approximately 65% of research and development spending for the quarter. For the nine months ended September 30, 1999, significant emphasis was also placed on the AAA Trip Wizard development, which was completed in the Spring.

     Other income for the three months and nine months ended September 30, 1999 totaled $76,225 and $244,404, respectively, compared to $59,251 and $180,320 for the comparable periods ended September 30, 1998. The increase for the quarter is primarily due to the Company's equity interest (24.9%) in the earnings of Talon of $55,234, compared to $27,608 in 1998. Smaller investable cash balances were available during 1999, resulting in a decrease in interest income of $14,136 and $82,875, respectively, compared to the three months and nine months ended September 30, 1998.

     As a result of the foregoing, the Company posted a net loss of ($621,094) or ($0.20) per diluted common share for the three months ended September 30, 1999, compared to a net loss of ($324,589), or ($0.10) per diluted common share for the three months ended September 30, 1998. The Company reported a net loss of ($1,866,278) or ($0.60) per diluted common share for the nine months ended September 30, 1999, as compared to a net loss of ($909,177) or ($0.27) per diluted share for the nine months ended September 30, 1998. The results for the three months and nine months ended September 30, 1998 include provisions for an income tax benefit of $198,933 and $548,551, or ($0.06) per share and ($0.16) per share, respectively.

FINANCIAL CONDITION AND LIQUIDITY

     The Company has funded its operations primarily through the sale of Common Stock and historically through periodic borrowings, and from cash generated by operations. At September 30, 1999, the Company had $839,061 in cash and cash equivalents, plus $400,000 in restricted cash, compared to $1,254,091 at December 31, 1998. The Company's operating activities through September 30, 1999 provided cash totaling $8,484, primarily reflecting the operating loss for the nine months of $1,866,278, and reductions of $602,172 and $1,310,758 in accounts payable and accrued liabilities, respectively, and an increase in receivables due from affiliate company of $195,466. These amounts were increased by cash generated from reductions in accounts receivable of $2,872,603, a reduction of $676,891 in prepaid expenses, and $175,332 generated from inventory reductions.

     Net cash used by investing activities totaled $421,389 pertaining primarily to the Company's investment in Talon Research and Development Co., Ltd. This total includes a $400,000 interest-bearing deposit removed from operating cash and restricted as collateral for Talon s financing obligations, and $17,134 for certain legal and administrative expenses pertaining to the Talon share acquisition.

     Net cash used by financing activities consists of $2,125 spent to acquire the Company's common stock in the open market.

     As a result, net working capital decreased from $6,038,519 at December 31, 1998 to $4,285,452 at September 30, 1999. The Company's current ratio at September 30, 1999 was 7.6 to 1, as compared to 3.4 to 1 at December 31, 1998.

     The Company has a secured line of credit with Southwest Bank of St. Louis totaling $1.0 million. At September 30, the line had been utilized to draw two standby letters of credit totaling $650,000. The Company anticipates that one letter of credit totaling $250,000 will expire during the fourth quarter, releasing that amount for future borrowing against the $1.0 million line of credit. Other than the letters of credit totaling $650,000, the Company has $350,000 remaining on the line of which $164,408 is available to borrow as of September 30, 1999. The credit facility is secured by the Company's accounts receivable, inventories, and equipment, with an interest rate of 1% over Prime Rate. The Company believes that the liquidity provided by current cash and cash equivalents, the new borrowing arrangement described above, and the cash generated from operations should be sufficient to meet the Company's operating and capital requirements for the remainder of the year.


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

     The Company has developed information by structured questionnaires sent to key customers and vendors. The Company continues to receive responses from vendors and customers. To date, nothing has come to the Company s attention that Year 2000 problems will interrupt the Company s operations. However, the Company is assessing the implications of respondents readiness, to develop a plan to monitor progress for any respondents not as yet indicating Year 2000 compliance, and to develop appropriate contingency plans for any situations found which may have a adverse impact.

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

          None

Item 2.   Changes in Securities:

          None

Item 3.   Defaults upon Senior Securities:

          None

Item 4.   Submission of Matters to a Vote of Security Holders:
           At the Company's Annual Meeting of shareholder's held on July 14, 1999, the shareholder's elected Monte Ross, Mark L. Peterson, Steven H. Akre, Esq., Ernest S. Clarke, and John J. Clancy to serve as directors until the 2000 annual meeting.

Item 5.   Other Information:

          None

Item 6.   Exhibits and Reports on Form 8-K:

          None



                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 15, 1999                     /s/  Monte Ross
                                    ---------------------------------

                                    Monte Ross, President and CEO
                                    (Duly authorized officer and
                                     principal financial officer)