Form 10KSB
period 1999-12-31
ULTRADATA SYSTEMS INC
filed 2000-04-25
CIK 931947

SECURITIES AND EXCHANGE COMMISSION
                      			  Washington, D.C.   20549
                             				FORM 10-KSB

                      			 Annual Report Pursuant to
                       			  Section 13 or 15(d) of
               		   the Securities Exchange Act of 1934

( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the fiscal year ended December 31, 1999

(   ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from _____ to _____


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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports)
and (2) has been subject to such filing requirements for the past 90 days.
	Yes  X    No
	   ----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB.

State the issuer's revenues for its most recent fiscal year:   $5,566,626

The aggregate market value at April 12, 2000 of the voting stock held by non-affiliates, based on the closing price as reported by NASDAQ National Market System (NMS), was approximately $13,249,734. The aggregate market value has been computed by reference to a share price of $5.125 (The price at which stock was sold, or the average bid or asked price of such stock on April 12,
2000). All directors and more than five percent of stockholders of the Registrant have been deemed "affiliates" for the purpose of calculating such aggregate market value.

The number of shares outstanding of the issuer's common stock, as of April 12, 2000, was 3,176,322.

Transitional Small Business Disclosure Format:    Yes    No   X
                                                     						 ----
DOCUMENTS INCORPORATED BY REFERENCE:   None

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Item (1) contains certain forward-looking statements regarding the Company, its business prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. A major risk inherent in the implementation of the Company's revised business plan, referred to herein is executing the plan within the constraint of financial resources available to the Company at this time. Factors that may affect such forward-looking results include statements about backlog, the Company's ability to successfully develop new products for new markets, customer acceptance of new products, the possibility of the Company losing a large customer or key personnel, the Company's ability to manage growth and to successfully integrate recent strategic marketing and product development alliances, the impact of competition on the Company's revenues, delays in the Company's introduction of new products, and the possibility of the Company failing to keep pace with emerging technologies.

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

The Company's primary focus has been in research, development, and marketing of electronic consumer travel products which utilize the Company's proprietary database and patented data compression technology for storing large quantities of information on, and retrieving it rapidly from, a microprocessor memory chip.

The Company is in the process of expanding into the wireless/Internet e-commerce market through its new products, new partners, and its invest-ments. The Company has significant intellectual property in databases, software, and patents that can be applied in innovative systems involving the Internet and wireless applications. It has invested in Influence Data, LLC, as a one-third owner with the objective that its web portal, DriveThere.com, become a new kind of motor club for the new economy. DriveThere.com plans on utilizing the Company's proprietary databases for innovative wireless applications involving partnerships with major communications companies. The Company also is completing development of an advanced portable auto navigation product, a version of TRAVEL*STAR 24, that can connect through wireless channels to the Internet to offer unique services. The Company's 25% ownership in Talon Research and Development Company, LTD, of New Zealand allows the Company to provide the TRAVEL*STAR 24 at an attractive price. The Company also benefits from Talon's rapid growth in supplying GPS (Global Positioning Satellite) receivers in OEM applications to the US and international markets.

Each of the Company's consumer products is designed to allow the consumer to access useful information stored in a convenient manner. The Company's products generally sell at retail prices between $19.95 and $49.95 per unit. The new TRAVEL*STAR 24, an auto after-market portable navigation system using our databases, will be introduced later in 2000. It provides voice turn-by-turn directions to services (gas stations, restaurants, etc.) and locations across the country, including 12,000 towns and over 200,000 services. This unit should be available at retail for less than $400, which should make it very competitive in the auto aftermarket. The fact that it is very portable and requires no elaborate installation offer advantages over the more expensive in-car systems.

CONSUMER PRODUCTS

The Company's Consumer Products Division primarily develops and markets hand-held travel computers, the majority of which bear the ROAD WHIZ registered trademark. Various models contain custom developed data to provide the traveler with directions and information regarding the services available along the U.S. Interstate Highway System. Some versions include city information as well.
The travel database contained in most of the models offered by the Company is proprietary and contained on a memory chip built into each unit. The travel database contains over 100,000 services. This service information includes destination, mileage, gas stations, hotels, motels, hospitals, 24-hour restaurants, and highway patrol emergency numbers along the United States Interstate Highway System. During 1998, the Company entered into an agreement with the American Automobile Association (AAA) to develop an expanded database to include restaurants, lodging facilities, camping and service facilities approved by AAA. This database containing in excess of 100,000 facilities, and, where available, their AAA rating or AAA approved status, has been incorporated in a hand-held travel computer called the TripWizard. This unit is currently being offered to AAA members. The Company's agreement with the AAA represents an important commitment to private label products. TripWizard is being marketed to AAA's affiliates, consisting of 93 clubs, 1,100 offices and over 41 million members in the United States, as well as to specialty retailers. The Company is expecting to introduce its TRAVEL*STAR 24 portable navigation system into the auto after-market later in 2000, as well as Internet-related products.

MAJOR PRODUCT OFFERINGS

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

ROAD WHIZ FAMILY

The ROAD WHIZ hand-held travel computer was introduced during 1990. Since 1990, the Company has developed enhanced travel computer versions, based on a basic design the of the original ROAD WHIZ(, including ROAD WHIZ PLUS(, ROAD WHIZ ULTRA, RV SPECIAL, ROAD WHIZ COMPANION, SUPER ROAD WHIZ, AAA TripWizard, ULTRAFINDER, KIDS ROAD WHIZ, GOLF GUIDE, GOLF FINDER, HOME AND GARDEN, GARDEN GURU, ROAD MATE/PATHFINDER 2000, and CAR AND DRIVER. The strategy for the ROAD WHIZ family of products is to expand its line of travel computers to include additional features and functions at low retail prices and to further penetrate the mass market.

ROAD WHIZ PLUS

ROAD WHIZ PLUS was introduced in 1991, and has been enhanced each year. It provides complete routing information for over 90 cities giving driving distances, driving time and detailed directions to major cities. ROAD WHIZ PLUS contains over 60,000 services and has double the memory capacity of first generation travel computers. This unit is marketed in mass merchandise retailers, such as Kmart.

SUPER ROAD WHIZ

The SUPER ROAD WHIZ was introduced during 1997. It lists interstate highway services including gas stations, restaurants, motels, campgrounds, malls, tourist sites, and hospitals in over 160 major cities. During 1998, SUPER ROAD WHIZ was featured on the QVC television network selling over 90,000 units in one day as the "Today's Special Value" promotion. It is now in retail distribution through such companies as Kohl's.

ULTRA ROAD WHIZ

The ULTRA ROAD WHIZ was introduced exclusively by QVC in December 1999. It has many new features and more memory than the SUPER ROAD WHIZ. Over 70,000 units were sold on introduction in one day as "Today's Special Value".

ULTRAFINDER

ULTRAFINDER was introduced in 1995. It is the most powerful hand-held travel unit currently marketed by the Company. It contains over 60,000 city and highway services and specific routes to over 250 cities, giving distance and driving time. ULTRAFINDER features a two-line display and an updatable plug-in memory module. It is generally distributed through third party catalogs, such as SkyMall magazine.

AUTO PILOT

Auto Pilot is a ROAD WHIZ type unit which utilizes the Company's proprietary technology and designs. It is manufactured and marketed by Idea Village, a company engaged in media television marketing. Idea Village employ a broad range of television advertising, including spot ads and an infomercial to generate product awareness and mail order sales, before presenting the product in mass merchandise retail, drug and other retail outlets.

TRAVEL*STAR 24

The Company has invested heavily in developing a portable true-GPS driver navigation system for the 12-volt auto after market. The system is designed to perform route calculations in real time and present voice output to alert drivers when and where to turn to follow their route or to access services along their route. The Company has demonstrated a prototype called TRAVEL*STAR 24 that includes turn-by-turn directions and information for more than 200,000 highway and city services, sites of interest in each of more than 250 metropolitan areas and turn-by-turn directions to over 12,000 smaller cities and towns. The unit continually displays heading and distance to the desired destination. Voice output identifies turns and alerts the driver to deviations from the calculated route. This item was introduced to the market at the Consumer Electronics Show held in Las Vegas, Nevada in 2000. Management believes that variations of the TRAVEL*STAR 24 product are feasible by including wireless capability for connection to the Internet.

DISCONTINUED PRODUCTS

The KIDS ROAD WHIZ, GOLF FINDER, GOLF GUIDE, HOME & GARDEN, and GARDEN GURU were discontinued in 1999 due to insufficient sales. As a result of limited market acceptance, the Company offered these products to a third party in exchange for an advertising barter arrangement.

LASER SYSTEM CONTRACTS

The business of the Company at inception was primarily focused on the fulfillment of research and development contracts leading to the manufacture of laser communications systems. In 1995, the Company received a $1.7 million government production contract from the Yuma Proving Ground to manufacture their Laser Pointing and Tracking System PATS design. The contract was essentially completed in 1998, but some small residual effort occurred in 1999 with little effect on the financial performance of the Company.

MANUFACTURING

The Company does not manufacture any of its consumer products and is entirely dependent upon third parties to manufacture and assemble the components comprising its products. The Company has assemblers who manufacture the products, with the Company procuring the microprocessors and memory chips and other unique items and supplying them to the company performing assembly. The Company generally receives annual pricing from each of its manufacturers based upon estimated annual quantities. Thereafter, the Company releases individual purchase orders for production. The Company's arrangements with each manufacturer are terminable at will by either party. If either or both arrangements were to be terminated, the Company believes that alternate sources would become readily available. The sudden loss of one of the manufacturers or unanticipated interruptions or delays from present manufacturers would likely result in a temporary interruption to the Company's planned operations. The Company intends to maintain its practice of engaging subcontractors to meet its future manufacturing requirements.

BACKLOG

As of December 31, 1999, the Company's total backlog was approximately $46,400, versus a backlog of approximately $15,300 on December 31, 1998. Backlog is generally very low at December 31, due to minimal post holiday demand and normally short retailer lead times for standard products, which can be shipped from inventory. Similar to others who have retail customers, the Company has experienced higher demand in the fourth quarter relative to other quarters.
The Company has occasionally experienced cancellations or postponements in its delivery of orders.

SALES AND MARKETING

The Company's sales and marketing strategy is to remain the leading supplier of low-cost, portable travel computers and to expand into portable travel-related products capable of connection to the Internet. To support this strategy, the Company believes it must offer a growing line of standard, private label, and GPS-based travel computers. Such new devices are principally aimed at providing portability, increased consumer safety and security, more features and functionality, at affordable prices compared to travel information devices available from other sources.

The Company identifies its prospective customers and markets through a combination of direct mail, telemarketing, media advertising, tradeshow participation, and periodic appearances on home shopping television channels. The Company advertises periodically in magazines, travel oriented journals and periodically distributes promotional materials to increase market awareness of its products. Since going public in early 1995, the Company has focused its primary marketing efforts on establishing customer relationships with local and regional retailers and upscale retail outlets.

The Company's products are also marketed through independent sales representatives, mail order catalogs and office supply stores. In fiscal 1999, the Company incurred $1,446,225 in advertising, promotion, and marketing program expenses, as compared to $2,416,886 in 1998. During 1999, the Company abandoned its expensive direct mail and advertising programs that comprised the primary thrust of its direct sales efforts. These programs had a negative effect on profitability during 1998 and the first quarter of 1999. Instead we began in 1999 employing joint advertising strategies with prospective mass-market customers. During 1999, the Company incurred $157,700 advertising allowances for a Road Whiz promotion at over 3,000 Kmart stores. These expenses were computed in proportion to the number of units sold through to their customers.

The Company continues to expand its mass-market distribution and expects to add new large retail chains in 2000 to Kmart, Target, and others brought on in 1999, due to demonstrated success in this venue.

DEPENDENCE ON CUSTOMERS

Dependence on individual customers has been reduced in comparison to 1998 as our mass-merchandiser customer base expands. Four customers accounted for 10% or more of our sales in 1999, and, in the aggregate, accounted for 55% of sales. The loss of our largest customer would have resulted in a loss of sales of approximately 20%. The customers to whom over 10% of sales were made in either of the past two years are identified in the following table.

Customer                   1999      % of Sales      1998       % of Sales
----------------------------------------------------------------------------
QVC                     $1,102,246     19.8%      $1,379,148       19.7%
Kmart                      813,792     14.6%               -          -
United Marketing Group     582,260     10.5%               -          -
Kohl's                     575,184     10.3%               -          -
Roy Thomas Inc.                  -        -        1,508,634       21.6%
                     			 -----------------------------------------------
	        TOTAL          $3,073,482     55.2%      $2,887,782       41.3%
                    			 ================================================

COMPETITION

Competition in the consumer electronics industry is intense. Ultradata has established a niche in this market in terms of unique product functionality and perceived value to the consumer. The size of the market is not a limiting factor in the opinion of management, since our products can have appeal to most traveling consumers. Nonetheless, Ultradata has established and maintained a position in this market for several reasons:

* Our patented data compression technology permits the storage of unusually large volumes of information in very-low-cost devices.
* Our database is unique and would be difficult and time-consuming to duplicate.
* We have a developed insight into the needs and idiosyncrasies of the traveling consumer and can translate that into specifically useful data content and a user-friendly interface.
* We have a very simple, low-cost design for the product, which employs a minimum of parts.
* We have developed very low-cost but high quality manufacturing sources.
* Those devices that could be considered to be competitive, in terms of function, are much more expensive, and generally don't have the data quality we offer.

These considerations constitute barriers to entry by would-be competitors. None-theless, determined potential competitors, most of who have substantially greater resources available to them, might decide to launch a competing product, or to employ some emerging technology to try to compete on a price basis. To this date, we know of no one who has done so. We will continue to focus on providing the most utility for the lowest cost, with the simplest user interface - tailored to the real needs of the traveling consumer.

This approach will be especially visible in the new TRAVEL*STAR 24 product, which offers most of the performance features of competing $2000 systems such as NeverLost and Visteon, at a retail price target under $400. For this product, our competition includes a number of GPS-based products that employ "moving-map" displays. Only the high-end products in this group offer features similar to the TRAVEL*STAR 24. At the low end, there is mapping software available for use on the home computer which will plan a route and provide limited service information - but does not have the flexibility to compute routes in the car, nor the en-route navigation capability. The benefits of mobility are available to the owners of laptop computers, but we believe this would appeal to a different class of consumer and is still a relatively small market segment. To protect the Company's dominant position in affordable travel computers, the Company invested $358,357, or approximately 6.4% of its 1999 revenues in research and product development, compared to $672,090 or 9.3% in 1998, noting that much of 1998 expenditures were aimed at GPS product development as well. There can be no assurance, however, that the Company will be able to develop or acquire new products or increase market channels at a rate to maintain the Company's position in its market. The Company also cannot guarantee that its new or updated products will achieve market acceptance.

RELATED PARTIES

TALON RESEARCH & DEVELOPMENT COMPANY, LTD.
In March 1998, the Company acquired an 18.9% ownership interest in Talon Research & Development Company, Ltd. (Talon) of Auckland, New Zealand for $282,500. Talon develops, manufactures and markets electronic components and marine instruments including GPS receiver units, including the antennas used in the Company's TRAVEL*STAR GPS product line. On August 12, 1998, the Company paid $314,162 for an option to acquire an aggregate interest of up to 50.1% of the outstanding common stock of Talon for approximately $ 820,000. The option was amended during 1999 allowing the Company to apply its option value for an additional 6% equity interest in Talon, thereby increasing the Company's ownership in Talon to 24.9%. The Company's 24.9% interest in Talon is accounted for using the equity method of accounting and is stated at amortized cost plus equity in undistributed earnings since acquisition.

For the year ended December 31, 1999, Talon sales grew approximately 33% compared with December 31, 1998. Our proportionate share of Talon's net income after taxes was reduced to a $9,585 loss as a result of certain U.S. GAAP adjustments and the amortization discussed above. Talon management indicates that its backlog as of December 31, 1999 increased 22% compared to the year ended December 31, 1998, and that it expects sales to increase during fiscal year 2000. In order to give assistance with Talon's working capital needs, the Company provided a twelve-month standby letter of credit maturing March 31, 2000 to Talon's bank in the amount of $400,000 to secure a new financing arrangement.

DriveThere.com (INFLUENCE DATA, LLC)
In May 1999, the Company formed a joint venture with Influence Content, LLC, a website developer, to form Influence Data, LLC. The Company issued 80,000 shares of common stock and options for 160,000 shares of common stock (all valued at $327,200) for a one-third interest in Influence Data, LLC. The purpose of the joint venture is to develop a website that will offer a wide variety of services for the motorist, including, but not limited to, parking ticket settlements, access to regional home newspapers while traveling, directions to a desired location, unique products for the traveler, emergency road service, plus additional unique applications tied to the Internet. The Company's 33.3% interest in Influence Data, LLC is accounted for using the equity method of accounting and is stated at amortized cost plus equity in undistributed earnings since acquisition. The Influence Data website, DriveThere.com, became operational in October 1999 and was upgraded in February 2000.

SCIENTIFIC COMMUNICATION & CONTROLS CORP.
The Company formed a joint development and marketing agreement in July 1998 with Scientific Communication & Controls Corporation (Sci-Com) of McLean, Virginia. Sci-Com acquired the operating rights to the SmartTime Network from Intellidata Technologies, Corp. Sci-Com was to complete the implementation of network software to support the Company's E@syMail and internet personal data assistant products. To facilitate this development and testing of the Company's products, the Company transferred all software and documentation of the service software acquired from Intellidata, in exchange for a promissory note bearing interest at prime rate of $400,000. In addition, the Company leased computer equipment acquired from Intellidata to Sci-Com at favorable rates. The Company advanced Sci-Com $50,000 in a promissory note, due June 30, 2000 with interest at 6.36% to expand equipment capabilities to support the proposed network. The agreement also includes a provision for the Company to advance to Sci-Com up to an additional $400,000 in additional funds to complete network development, of which $200,000 was advanced as of December 31, 1998. These advances were incorporated in a promissory note due January 1, 2002, which provides for the Company to be entitled to one-half, (50%) of the operating revenue of SmartTime Networks (excluding only non-reoccurring engineering services provided by Sci-
Com). The agreement also provides for the optional conversion of the loan into a 10% equity interest in Sci-Com, at the Company's sole discretion. The Company decided it could not afford to invest further in E@syMail in early 1999. Management believes that Sci-Com will be able to repay the loans as specified in the Agreement. However, $447,428 has been reserved, leaving a remaining receivable of $272,683 at December 31, 1999.

RESEARCH AND DEVELOPMENT

The Company performs ongoing research and development, seeking to improve existing products and to develop new products. These activities are primarily conducted at the Company's corporate headquarters, although the Company periodically engages outside computer system design consultants to expedite the completion of the development and test stages.

In 1999, the Company incurred $358,357 in research and development costs compared to $672,090 in 1998. Research activities for 1999 were primarily focused on continued development of TRAVEL*STAR 24, the development of a new database and product to incorporate American Automobile Association (AAA) facility and rating data to support the TripWizard product, and Internet Triplink handheld product. The Triplink will combine the features of an ULTRA ROAD WHIZ with the ability to receive downloaded door-to-door directions from a PC. These three major projects accounted for 67.2% of all research and development expenses in 1999, with the majority of the effort devoted to TRAVEL*STAR 24. In addition, the Company capitalized $110,214, included in Property, Plant and Equipment, of development for the software tools required to provide the database for the TRAVEL*STAR 24.

DATABASE RESEARCH

The Company believes that a broad and accurate proprietary database is one of the most important factors for the competitive success of the consumer product line. The potential for additional net sales, as well as the need to preserve the Company's reputation for accuracy and reliability, requires that the Company continuously validate and update its database. The Company uses various means to update its ROAD WHIZ database, including publicly available geographic and demographic data. A significant part of the ROAD WHIZ database
is gathered and verified by "Road Helpers."   Road Helpers are generally
retirees and others that travel extensively and are nominally compensated by the Company.

The Company maintains an on-site full-time staff of researchers who review and augment the data gathered by the Road Helpers. In addition to the Road Helpers, the research staff contacts travel services and Chambers of Commerce across the country to gather other information.

During the fourth quarter of 1998, the Company reached an agreement with AAA to develop a product which combined the Company's expertise in hand held travel computers with the extensive database of travel, food and lodging information compiled by AAA for the benefit of their members. The Company has combined its travel database with that of AAA to provide a new information base for the AAA TripWizard. This product is marketed by the 91 auto clubs affiliated with AAA to the 41,000,000 AAA members in North America, and through AAA's 1100 local offices throughout the United States and Canada.

The Company's research and development activities involve seven full-time employees, including two software engineers, one hardware design engineer, and one technician in addition to the three database research personnel. During 1999, the Company employed additional part-time software engineers and computer-science consultants for development of the TRAVEL*STAR 24 and a number of additional contract and part-time personnel for database research. Over 50
Road Helpers were used to augment the database research.

PATENTS AND TRADEMARKS

The Company files patent applications, when applicable, to protect its technology, inventions and improvements. The Company owns five patents relating to travel products. The first patent covers its method of compressing data relating to travel information. This compression technology permits the Company's travel products to store more data on smaller and less expensive memory devices.

The Company has a second patent dealing with the methodology that enables its travel devices to account for changes that occur when the traveler crosses a state border. The Company believes that in order to manufacture a similar product, a competitor would have to develop a substantially different methodology, at considerable time and expense.

It also has a European patent that incorporates the same claims.

During 1999, the Company received a patent award relating to electronic coupons in a handheld travel computer for discounts of services. The patent claims include the handheld units alerting users of the location of coupons in a printed coupon book on the traveler's current location, as well as electronic coupons in the unit.

The Company also received in 1999 a patent relating GPS receivers and radar detectors, offering unique benefits when the two were combined.

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

EMPLOYEES

The Company currently has 19 full-time employees, including six officers, all of whom are located at the Company's headquarters in St. Louis, Missouri. The Company employs six people in sales, customer service and shipping, three people in database research, four people in executive management and administration, four people in product development, one person in inventory management, and a president and chief executive officer. None of the Company's employees belong to a collective bargaining union. The Company has not experienced a work stoppage and believes that its employee relations are good. In addition, a number of part-time consultants are retained for database research and software development.

Item 2. PROPERTIES

The Company's headquarters and principal administrative offices and research and development facilities are located in approximately 12,500 square feet of leased office space in an industrial building located at 9375 Dielman Industrial Drive, St. Louis, Missouri. The Company pays a monthly rent plus 31% of all building expenses under an operating lease which expires October 31, 2001. The Company maintains no manufacturing operations on site and employs outside contractors to perform all of its manufacturing requirements.

Aggregate rental expense totaled $114,247 for 1999, compared to $119,236 in 1998. The Company believes that its facilities are adequate for the Company's present and foreseeable requirements.

Item 3. LEGAL PROCEEDINGS

There were no material legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)     Market Information
The following table sets forth the prices for the Company's Common Stock (NASDAQ: ULTR) as quoted on the NASDAQ National Market for the eight quarters starting January 1, 1998 and ending December 31, 1999.

                            				Bid
Quarter Ending           High         Low
===========================================
March 31, 1998          $ 6.50      $ 3.75
June 30, 1998           $ 4.50      $ 3.25
September 30, 1998      $ 4.63      $ 2.25
December 31, 1998       $ 3.13      $ 2.00

March 31, 1999          $ 2.75      $ 1.31
June 30, 1999           $ 2.63      $ 0.88
September 30, 1999      $ 2.44      $ 1.00
December 31, 1999       $ 2.06      $ 0.94

At March 28, 2000, the Company's common stock closed at $6.938 on the NASDAQ.

(b)     Shareholders
At March 28, 2000, there were 139 registered stockholders of record of the Company's Common Stock. Based upon information from nominee holders, the Company believes the number of owners of its Common Stock exceeds 1,200.

(c)    Dividends
The Company has never paid or declared any cash dividends on its Common Stock and does not foresee doing so in the foreseeable future. The Company's line of credit agreement precludes the payment of dividends. The Company intends to retain any future earnings for the operation and expansion of the business. Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The Company's net sales are derived primarily from consumer products, marketed through retailers, catalog companies, and direct mail or other marketing agencies or groups as employed by the Company. The Company's laser systems contracts have been completed.

The following table summarizes the contributions of consumer products and development contracts, respectively, to total net sales of the Company for each of the last two years ended December 31, 1999. The table should be read in conjunction with the financial statements and the related notes presented elsewhere in this Form 10-KSB.

                                   					  Net Sales
                              For the Two Years Ended December 31,
                             				       (in Thousands)
                      			      1999       %         1998       %

Consumer Products             $5,567    100.0     $6,984    96.5
Laser System Contracts             -        -        250     3.5
                     			      -----------------------------------
                     			      $5,567    100.0     $7,234   100.0
                     			      ==================================


Year Ended December 31, 1999 vs. Year Ended December 31, 1998

Consumer product sales for 1999 decreased by $1,417,178 (20.3%) to $5,566,626. The decrease was primarily the result of eliminating direct market channels that were unprofitable. In addition, delays in new products resulted in missed sales opportunities. The Company changed its business strategy in late 1998 to work more closely with strategic partners having greater resources and brand equity. These relationships have been of some benefit to the Company albeit still below expectations during 1999. The Company reduced its workforce and facilities expenses to help offset lower net sales.

The Company reduced its manufacturing costs by approximately 35.0% with a new offshore manufacturer with chip-on-board capability. The reduced manufacturing costs were reflected in sales beginning late in the third quarter, resulting in significant operating profit in the fourth quarter 1999.

Overall gross profit totaled $2,415,580, or 43.4% of net sales for the year ended December 31, 1999, compared to $3,061,874, or 42.3% for 1998. Totals included the effect of expenses for government contract activities being phased out. Gross profit for the consumer product group exclusive of contract activities totaled $2,445,685, or 43.9% of sales, for the year ended December 31, 1999, compared to $3,081,895, or 44.1% for 1998. Gross profit was affected by low-margin sales of obsolete inventory in the third quarter and the compensating effect of lower product cost in the fourth quarter.

Selling expenses for 1999 decreased to $1,812,524 from $2,931,150 in 1998. The decrease of $1,118,626, or 38.2%, was due primarily to a reduction in advertising and marketing expenses by $970,661, as the Company curtailed a number of expensive marketing programs, including credit card and other direct mail activities.

General and administrative expenses decreased by $755,186 (26.8%) in 1999 to $2,063,015 from $2,818,201 in 1998. The decrease reflects the efficiencies introduced throughout 1999 by staff reductions, executive salary cuts, and other cost-cutting measures in response to the revenue reductions experienced in 1998. In addition, in 1998 the Company established a reserve of $400,000 against a note due from an affiliate, SciCom, Inc.

In 1999, the Company reduced research and development costs by $313,733, or 46.7%, to $358,357 compared to $672,090 in 1998 as another element in cost reduction. Management believes the rate of research and development expenditure has been reduced sufficiently and expects to continue at the present rate through 2000. The capitalization of $110,214 of costs for the internally developed software tools necessary for TRAVEL*STAR 24 permits amortizing the investment over 5 years subsequent to product introduction.

During the year the Company established a strategic presence in e-commerce by forming a joint venture company called Influence Data, LLC. The joint venture launched its road travel portal website DriveThere.com on October 29, 1999. The portal will offer a complete bundle of road travel products, services, insurance, and license and vehicle information. DriveThere.com has been actively upgrading its website, and major improvements were completed in February 2000.

The Company's investment in Talon Research and Development Company, Ltd. ("Talon") was increased by 6.0% to 24.9%. Talon achieved record sales in their fiscal year. Talon has been growing rapidly, and its management expects a continuation of this trend. Both of its basic business areas, marine electronics and GPS-based products, are growing. Talon is the main provider of GPS receiver hardware to a major US company selling GPS equipment for the Palm Pilot. Talon expanded its marketing internationally in 1999 into South Africa and South America and has significant presence in Europe in marine electronics under its own brand name, NAVMAN.

The Company also realized royalty income of $127,473 from IdeaVillage due to their manufacture and sale through Radio Shack of over 90,000 Auto Pilot products similar to the ROAD WHIZ. Total other income amounted to $191,302 for 1999, as compared to other income of $303,750 for the year ended December 31, 1998. The decrease is primarily due to the loss in equity in affiliated companies.

As a result of the foregoing, the Company reported a loss before taxes of $1,627,014 for 1999, compared to $3,055,817 in 1998. The Company has fully reserved its deferred tax asset in view of its continuing losses in 1999. However, efforts in 1999 led to a profitable fourth quarter, indicating positive results in its effort to turn the Company to profitability.

The Company reported a net loss of $1,997,250, or $0.64 per share computed on a basic and diluted method, as compared to net loss of $2,330,793, or $0.71 per share, computed on both basic and diluted for the prior year. The weighted average shares outstanding at December 31, 1999 were 3,122,138 and at December 31, 1998 were 3,299,636.

YEAR 2000 ISSUES

The Company implemented plans to address Year 2000 issues and did not experience any Y2K problems at year's end. The primary focus of its initiative to prepare for Y2K during 1999 included a complete review of the Company's information technology systems, other support systems, and the readiness of Company suppliers and customers. Expenses related to determination of Year 2000 compliance have been expensed as incurred and have not been material to the financial results of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents decreased by $33,957 from $1,254,091 at December 31, 1998 to $1,220,134 at December 31, 1999. The reduction includes $400,000 placed in a restricted cash account to secure the Talon line of credit. The $400,000 is included within the restricted cash of $410,888 at December 31, 1999. The small reduction in spite of the losses and investments reflects the policies implemented to conserve cash and improve efficiency.

At the end of 1999, there were no material capital spending commitments out-standing. The Company relies on outside vendors for all of its manufacturing. Consequently, the Company's operations do not require substantial capital expenditures other than for the periodic purchase of tooling, test equipment, and fixtures. During 1999, the Company spent $115,468 for capital expenditures, which included computer hardware and development of software tools for TRAVEL*STAR 24. Total capital expenditures are expected to be less than that total in 2000, based on the current business outlook.

In 1999, the Company negotiated a lending agreement with Southwest Bank of St. Louis that provides a credit facility of $1 million, secured by the Company's accounts receivable and inventories. This credit facility, which expires on July 1, 2000, is expected to meet the Company's needs for the first six months of 2000, but additional short-term credit may be sought when fourth quarter production requirements become clearer based on early 2000 sales successes and projections.

At December 31, 1999, the Company had working capital of $4.5 million as compared to working capital of $6.0 million at December 31, 1998. Included in working capital at December 31, 1999 was $1.6 million in cash and cash equivalents, including $400,000 of restricted cash to collateralize Talon's line-of-credit with the Bank of New Zealand per our working agreement with Talon. Inventories decreased from $1,465,581, or 47% to $1,655,422 inclusive of the reserve for excess and obsolete inventory of $536,347. Accounts receivable decreased by $1,621,698, or 52.2%, to $1,482,267. The Company has collected approximately $800,000 of this amount through February 2000.

The net cash surplus from operating activities resulted from converting receivables and inventories to cash, offsetting the cash components of losses and accruals. These latter were dominated by advertising expenses accrued for in 1998 but paid in 1999. Significant investment cash flow events included the $400,000 restricted cash set-aside to collateralize the Talon line of credit with the Bank of New Zealand, the capitalization of software tools for compressing roadmap topology into a format suitable for TRAVEL*STAR 24, and the investments in Talon and Influence Data, L.L.C.

IMPACT OF ACCOUNTING PRONOUNCEMENTS

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 requires derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives should be recognized in either net income or other comprehensive income, depending on the designated purpose of the derivative. This statement, as amended, is effective for the Company on January 1, 2001, and the Company has not yet determined the effects this statement will have on its financial position or results of operations.

Item 7. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 8. FINANCIAL STATEMENTS

The financial statements of Ultradata Systems, Incorporated, together with notes and the Report of Independent Certified Public Accountants, are set forth immediately following Item 13 of this Form 10-KSB.


PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table lists certain information regarding the officers and directors of the Company as of March 31, 2000:

	  NAME                     AGE     POSITION
--------------------------------------------------------------------------
Monte Ross                  67      President & Chief Executive Officer,
                            				     Director
Mark L. Peterson            43      Vice President-Engineering, Secretary,
                            				     Director
Ernest Clarke               60      Vice President-Controller, Director
Leonard Missler             54      Vice President-Software Development
Duane Crofts                63      Vice President-Advanced Products
David Biernbaum             45      Vice President
Daniel Muehlemann           35      Vice President-Sales
Steven H. Akre Esq.         47      Director
John J. Clancy              63      Director
Donald Rattner              67      Director

Directors hold office until the annual meeting of the Company's stockholders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Background of Directors and Executive Officers:

Monte Ross founded the Company in 1986 and has served as its President, Chief Executive Officer and Chairman since inception. For over 20 years prior to founding the Company, Mr. Ross was employed by McDonnell Douglas Corporation in a variety of positions. When he left McDonnell Douglas, Mr. Ross was Director of Laser Systems, responsible for the group of approximately 400 employees, which developed the first laser space communication system and first space laser radar. Mr. Ross is a Fellow of the Institute of Electrical and Electronic Engineers and the past President of the International Laser Communication Society. Mr. Ross was awarded a Master of Science degree in Electrical Engineering by Northwestern University in 1962. He is the father-in-law of Mark L. Peterson, the Company's Vice President-Engineering.

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

Ernest Clarke has been a Director of the Company since it was founded in 1986. He has been employed as the Company's Vice President - Controller since June of 1999. From August 1990 to June 1999 he was Vice President - Government Programs. His primary responsibility has been the development of custom test systems for organizations involved in government laser systems programs. For over 20 years prior to joining Ultradata, Mr. Clarke was employed by McDonnell Douglas Corporation in a variety of positions. When he left McDonnell Douglas, Mr. Clarke was its Laser Product Development Manager with responsibility to supervise over 40 engineers. Mr. Clarke was awarded a Master of Science degree in Electrical Engineering by Stanford University in 1966.

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

David Biernbaum joined the Company in 1997 as Vice President. Prior to joining the Company, Mr. Biernbaum had twenty years experience in consumer products marketing, product development, sales management and finance. This experience was in positions such as Senior Vice President, Marketing for Vi-Jon Laboratories, Inc. a manufacturer of private label health and beauty care products and as Regional Marketing Director for The Gillette Company, responsible for market launches of new personal care products. Mr. Biernbaum holds a Master's degree in Marketing from Southern Illinois University.

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

Donald Rattner joined the Company in 1999 to serve as a member of the Board of Directors. Mr. Rattner is a member/partner in BrookWeiner, LLC, a Chicago-based accounting firm, and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. He has served on the boards of several corporations.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

None of the directors, officers or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis reports required during 1998 by Section 16(a) of the Exchange Act, except as follows: each of the Company's five officers was late in filing a report on Form 4, each report containing one transaction.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by the Company to the following persons for services rendered in all capacities to the Company during each of the fiscal years ended December 31, 1999, 1998, and 1997: (1) the Registrant's Chief Executive Officer, and (2) each of the other executive officers whose total salary and bonus for the fiscal year ended December 31, 1999 exceeded $100,000.

                     			       Annual                   Long-term
                     			    Compensation               Compensation
                     			 -------------------   ----------------------------
Name & Position          Year    Salary        Bonus    Other (1)   Options

Monte Ross,              1999   $ 142,588      $    -   $  6,000        (2)
President                1998   $ 154,999      $    -   $  6,000        (3)
                     			 1997   $ 130,000      $    -   $  5,000        (4)

(1) Includes premium payments for a life insurance policy on Mr. Ross, with his estate as beneficiary.
(2) During 1999 the Board's Stock Option Committee awarded Mr. Ross options to purchase an additional 10,000 shares of Common Stock at an exercise price of $2.00.
(3) During 1998 the Board's Stock Option Committee awarded Mr. Ross options to purchase an additional 6,000 shares of Common Stock at an exercise price of $3.00.
(4) During 1997 the Board's Stock Option Committee awarded Mr. Ross options to purchase an additional 12,500 shares of Common Stock at an exercise price of $5.75.

Employment Agreements; Royalty Agreement

Messrs. Ross, Peterson, and Clarke have individual employment agreements with the Company beginning September 1, 1994. Except as noted herein, the terms of the employment agreements are substantially identical. The agreements were extended in 1997 by action of the Board of Directors to October 31, 2000. The agreements provide for base salaries, which are adjusted annually by the Board of Directors. If the majority of the Board cannot agree as to a level of salary adjustment, the salary will increase by 10% for Mr. Clarke and Peterson and 5% for Mr. Ross. The employment agreements restrict each officer from competing with the Company for one year after the termination of his employment unless that employee establishes that his employment by a competitor will not involve the use of any information, which is considered confidential by the Company. Mr. Biernbaum also has a separate employment agreement dated January 1, 1999, which provides for salary and conditions similar to the above officers.

Leonard Missler, Vice President - Software Development, has a Royalty Agreement with the Company dated September 14, 1989. The Agreement terminates on September 13, 2009. Mr. Missler specifies in the Agreement that he will keep confidential all of the Company's information regarding its technology and products. In exchange, the Agreement provides that the Company will pay Mr. Missler a royalty equal to 1% of net sales of the Company's ROAD WHIZ products and 0.5% of net sales of other products incorporating the ROAD WHIZ database. During the two years ended December 31, 1999 and 1998, royalty expense totaling $39,820 and $53,752, respectively, was recognized.

STOCK OPTION AWARDS

The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the year ended December 31, 1999 and those options held by them on December 31, 1999:


OPTION GRANTS IN CURRENT FISCAL YEAR

                      			 Percent
                      			 of total
                      			 options                          Potential realizable
        	    Number of    Granted                          value at assumed
        	    Securities   to                               annual rates of
        	    Underlying   Employees   Exercise             Appreciation
        	    Option       in fiscal   Price     Expiration for option term
Name         Granted      Year        ($/share) Date         5%       10%
------------------------------------------------------------------------------
Monte Ross   10,000       9.7%        $  2.00   12/31/04    $ 5,526  $ 12,210




AGGREGATED FISCAL YEAR OPTION VALUES

              Number of securities underlying
	             Unexercised options at          Value of unexercised in-the-money
       	      fiscal year-end (#)(All         Options at fiscal year-end
Name          Exercisable)                    (all exercisable)
-------------------------------------------------------------------------------
Monte Ross    73,500                          $       -


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

Incentive stock options may only be granted to employees of the Company and not to directors or consultants who are not so employed. The exercise price for incentive stock options must be at least one hundred percent (100%) of the fair market value of the Common Stock as determined by the Option Committee on the date of grant. All incentive stock options under the 1996 Plan must be granted within ten years from the date of adoption of the Option Plan and each option must be exercised, if at all, within five years of the date of grant. In no event may any employee be given incentive stock options whereby more than $100,000 of options become exercisable for the first time in a single calendar year. All incentive stock options must be exercised by an optionee within 30 days after termination of optionee's employment, unless such termination is as a result of death or disability. In the event an optionee's employment is terminated as a result of death or disability, such optionee or his designated beneficiary shall be entitled to exercise any and all options for a period of six months after such termination. If an optionee's employment is terminated as a result of retirement, the optionee shall be entitled to exercise his options for a period of three months following such termination.

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

In December 1998, the Board of Directors approved a resolution to increase the number of shares authorized under the 1996 option plan by 100,000 shares to provide continued incentive for key personnel. None of these shares will be granted until this matter is approved by stockholders.

During 1998, the Company canceled incentive stock options to purchase 236,292 shares of Common Stock at exercise prices ranging from $5.00 to $7.00. The same number of new options was issued at a price of $4.00. There were no cancellations for the purpose of repricing during 1999.

During 1999 the Company issued additional incentive stock options to purchase 103,538 shares of Common Stock at an exercise price between $1.44 and $2.13. The following officers have received a cumulative total number of options shown below since the inception of the plans at the weighted average exercise price given:

NAME              Number of Shares  Average Exercise Price
----------------------------------------------------------
Monte Ross        73,500            $   3.65
Mark L. Peterson  58,000            $   3.24
Ernest Clarke     34,500            $   3.54
Leonard Missler   25,500            $   3.45
Duane Crofts      27,000            $   3.48
David Biernbaum   38,500            $   3.56
Daniel Muehlemann 14,500            $   3.03

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of outstanding shares of Common Stock of the Company as of March 25, 2000 by any person who, to the knowledge of the Company, owns beneficially more than 5% of the outstanding Common Stock, by all directors of the Company, by all executive officers, and by the directors and officers of the Company as a group. Shares are owned of record except where otherwise noted. None of the persons identified below owns any securities of the Company other than the Common Stock listed below:

                                   					Amount and
                                   					Nature of
               	 Name and Address of    Beneficial      Percentage of
Title of Class   Beneficial Owner (1)   Owner           Class (8)
---------------------------------------------------------------------
Common           Monte Ross             452,500 (2)     13.93%
Common           Mark L. Peterson       162,382 (3)      5.11%
Common           Ernest Clarke          165,352 (4)      5.15%
Common           Steven H. Akre Esq.(4)   4,496 (5)      0.14%
Common           Donald Rattner          14,000          0.44%
Common           John J. Clancy           3,692 (6)      0.12%
Common           Officers and Directors
               		 As a Group
              		  (10 persons)          901,565 (7)     26.18%


(1) The address of each of these shareholders is c/o Ultradata Systems, Incorporated, 9375 Dielman Industrial Drive, St. Louis, Missouri 63132
(2) Includes 236,000 shares owned by the Monte Ross and Harriet J. Ross Living Trust. Mr. Ross and his wife share investment control over the trust; they may revoke it or amend it at will; and they receive all income from the trust during the life of either of them. Also includes options to purchase 73,500 shares.
(3) Includes 91,964 shares owned by the Mark L. Peterson and Ryia Peterson Living Trust and 8,318 owned by Ryia Peterson. Mr. Peterson and his wife share investment control over the trust; they may revoke it or amend it at will; and they receive all income from the trust during the life of either of them. Also includes options for 58,000 shares.
(4) Includes options for 34,500 shares.
(5) 3,120 shares owned by the G. Akre Irrevocable Trust, over which Mr. Akre's wife has investment control. Also includes options for 1000 shares.
(6) Includes options for 3,692 shares.
(7) Includes options for 267,192 shares.
(8) In determining the percentage of outstanding shares, all presently exercisable options owned by the shareholder or the group are treated as having been exercised.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 17, 1994, the Board of Directors of the Company approved the sale of 150,000 shares of Common Stock to the Company's three officers/directors as follows:
                      				Shares            Notes

	Monte Ross             100,000         $  187,500
	Mark L. Peterson        25,000         $   46,875
	Ernest Clarke           25,000         $   46,875
              			       -------           --------
       		      TOTAL    150,000         $  281,250
			                     =======           ========

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

	Employee               Shares            Notes

	Monte Ross            55,734          $  67,000
	Mark Peterson         13,725          $  16,500
	Ernest Clarke         13,725          $  16,500
	Leonard Missler       17,676          $  21,250
	Duane Crofts           2,080          $   2,500
	Other Employees          416          $     500
              			     -------           --------
	       TOTAL         103,340          $ 124,250
              			     =======           ========
On June 11, 1999, three of the officers of the Company surrendered a portion of the shares they had purchased in exchange for forgiveness of a portion of the notes. The surrendered shares were valued at the weighted average market price for the 30 trading days preceding that date per board resolution. The number of shares so purchased and the number so surrendered is set forth below:

                   			Shares Purchased           Shares Surrendered
              		 ----------------------------  ---------------------------
              		 Total      Price     Average    Total    Price    Average

Monte Ross      155,734    $254,500    $1.63    100,000  $215,000  $2.145
Mark Peterson    38,725    $ 63,375    $1.64     37,423  $ 80,459  $2.145
Leonard Missler  17,676    $ 21,250    $1.20     12,548  $ 26,978  $2.145

The Company has an agreement with Leonard Missler, its Vice President - Software Development, under which, through September 13, 2009, it pays Mr. Missler a 1% royalty on all net sales of ROAD WHIZ( products and 0.5% on net sales of other products incorporating the ROAD WHIZ( database. During the years ended December 31, 1999 and 1998, the Company paid royalties to Mr. Missler of $39,820 and $53,752, respectively.

Steven H. Akre, Esquire, a member of the Company's Board of Directors, has performed legal services as general counsel for the Company since its inception. During 1999 and 1998, Mr. Akre's firm was paid $108,411 and $103,984, respectively, for legal services.

Item 13. EXHIBITS, LIST, AND REPORTS

(a)     Financial Statements
 List of Financial Statements Under Item 7 of this Report:

 Report of Independent Certified Public Accountants
 Balance Sheet as of December 31, 1999.
 Statements of Operations for each year in the two-year period ended December
  31, 1999.
 Statements of Stockholders' Equity for each year in the two-year period ended
  December 31, 1999.
 Statements of Cash Flows for each year in the two-year period ended December
  31, 1999.
 Notes to Financial Statements for each year in the two-year period ended
  December 31, 1999.

(b)    Exhibits Index and Reports on Form 8-K
  Exhibit Number
  3-a.    Articles of Incorporation, and 1989 amendment. (1)
  3-a.(1) Amendment to Articles of Incorporation dated March 4, 1991,
           March 22, 1994, and November 18, 1994. (1)
  3-a.(2) Certification of Correction of Articles of Incorporation. (1)
  3-b.    By-laws. (1)
  4-a.    Specimen of Common Stock Certificate. (1)
  10-a.   Lease dated May 23, 1990, as amended on November 31, 1993, for
	          premises at 9375 Dielman Industrial Drive, St. Louis, Missouri.(1)
  10-a.(1)Lease Addendum dated October 17, 1995, for premises at 9375 Dielman
        	  Industrial Drive, St. Louis, Missouri.(1)
  10-b.   1994 Stock Option Plan.(1)
  10-c.   Employment Agreement with Monte Ross.(1)
  10-d.   Employment Agreement with Mark L. Peterson.(1)
  10-e.   Employment Agreement with Ernest Clarke.(1)
  10-f.   Royalty Agreement dated September 14, 1989, between the Company and
        	  Leonard Missler.(1)
  10-f.   Modification Agreement dated November 4, 1995, to Royalty Agreement
	          dated September 14, 1989,   between the Company and Leonard
        	  Missler. (1)
  10-o    Extended employment agreement as of September 30, 1997 between the
           Company and Monte Ross (3)
  10-p    Extended employment agreement as of September 30, 1997 between the
        	  Company and Mark L.  Peterson (3)
  10-q    Extended employment agreement as of September 30, 1997 between the
        	  Company and Ernest Clarke    (3)
  10-r    Employment Agreement as of October 13, 1997 between the Company and
        	  David Biernbaum (3)
  21.     Subsidiaries - None.
  23.     Consent of BDO Seidman, LLP (2)
  27.     Article 27 Financial Data Schedule (2)


(1) Previously filed as an exhibit to the Company's Registration
    Statement on Form SB-2 (33-85218 C) and incorporated herein by reference.
(2) Filed herewith.
(3) Previously filed on Form 10-KSB for the period ended December 31, 1997, and incorporated herein by reference.

(c)     Reports on Form 8-K
    None during the fourth quarter

Report of Independent Certified Public Accountants

The Board of Directors and Stockholders
Ultradata Systems, Incorporated:

We have audited the accompanying balance sheet of Ultradata Systems, Incorporated, as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the years ending December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultradata Systems, Incorporated at December 31, 1999, and the results of operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.



March 2, 2000
St. Louis, Missouri
(signed) BDO Seidman, LLP



ULTRADATA SYSTEMS, INCORPORATED


Balance Sheet


                            				   December 31, 1999

Assets

Current assets:

 Cash and cash equivalents             $ 1,220,134
 Restricted cash                           410,888
 Trade accounts receivable, net of
  allowance for doubtful accounts of
  $16,475                                1,482,267
 Inventories                             1,655,422
 Prepaid expenses and other current
  assets                                   105,778
                                   					 ---------
Total current assets                     4,874,490
                                   					 ---------

Property and equipment, net                683,936
                                   					 ---------
Total property and equipment               683,936
                                   					 ---------

Investments, available for sale            105,834
Investment in Talon Research and
 Development, Ltd.                         827,903
Investment in Influence Data, LLC          255,667
Advances to affiliates                     272,683
Advertising credits                        249,685
Other assets                                38,594
                                   					 ---------
Total assets                            $7,308,792
                                   					 =========

Liabilities and Stockholders' Equity

Current liabilities:

 Accounts payable                          156,214
 Accrued expenses and other liabilities    262,464
                                   					 ---------
Total current liabilities                  418,678


Deferred rent                               13,684
Deferred compensation liability            116,722
                                   					 ---------
Total liabilities                          549,084


Commitments and contingencies

Stockholders' equity:

 Common stock, $.01 par value;
  10,000,000 shares authorized;
  3,410,000 shares issued and
  outstanding at December 31, 1999          34,100
  Additional paid-in capital             9,851,894
  Accumulated Deficit                   (2,024,687)
  Treasury stock (326,171 shares at
   cost as of December 31, 1999)          (942,311)
  Notes receivable issued for purchase
   of common stock                        (197,117)
  Accumulated other comprehensive
   income, net                              37,829
                                   					----------
Total stockholders' equity               6,759,708
                                   					----------
Total liabilities and stockholders'
 equity                                 $7,308,792
                                   					 =========


See accompanying summary of accounting policies and notes to financial statements.



ULTRADATA SYSTEMS, INCORPORATED



Statements of Operations

Years ended December 31, 1999 and 1998

                                  			 		       1999               1998


Net sales:
 Consumer products                          $ 5,566,626      $ 6,983,804
 Contract                                             -          250,271
                                   					      ---------        ---------
Total net sales                               5,566,626        7,234,075

Cost of sales:
 Consumer products                            3,120,941        3,901,909
 Contract                                        30,105          270,292
                                   					      ---------        ---------
Total cost of sales                           3,151,046        4,172,201

Gross profit                                  2,415,580        3,061,874

Selling expense                               1,812,524        2,931,150
General and administrative expenses           2,063,015        2,818,201
Research and development expense                358,357          672,090
                                   					      ---------        ---------
Operating loss                               (1,818,316)      (3,359,567)
                                   					      ---------        ---------
Other income (expense):
 Interest expense                                     -           (3,790)
 Interest income                                 93,848          161,612
 Equity (loss) earnings in affiliated
   companies                                    (81,118)         118,733
 Royalty income                                 127,473                -
 Other, net                                      51,099           27,195
                                   					      ---------         --------
Total other income (expense)                    191,302          303,750

Loss before income tax expense               (1,627,014)      (3,055,817)

Income tax expense (benefit)                    370,236         (725,024)
                                   					      ---------        ---------
Net loss                                    $(1,997,250)     $(2,330,793)
                                   					      =========        =========
Loss per share:

	Basic and diluted                          $     (0.64)     $     (0.71)
                                          						=======          =======
Weighted Average Shares Outstanding:

	Basic and diluted                            3,122,138        3,299,636
                                   					      =========        =========



See accompanying summary of accounting policies and notes to financial statements.



ULTRADATA SYSTEMS, INCORPORATED




Statements of Stockholders' Equity


Years ended December 31, 1998 and 1999           Notes
                                                 receivable
							                                          for
       			   Additional    Retained              purchase Accumulated
			          paid          earnings              of       comprehensive  Total
		 Common    in            (deficit) Treasury    Stock    income         Stockholders'
		 Stock     capital                 Stock                net            Equity

=====================================================================================================

Balance at
January 1, 1998  $34,100  $ 9,799,936  $ 2,303,356 $(130,062) $(410,500) $ 62,740      $ 11,659,570

Purchase of
232,200 shares
of treasury stock
at cost                                             (770,219)                              (770,219)

Repayment of
notes receivable
issued for purchase
of common stock                                                   5,000                       5,000

Accrued interest
on notes receivable
issued for purchase
of common stock                                                (100,049)                   (100,049)

Comprehensive income:
Net loss                               (2,330,793)                                       (2,330,793)

Other comprehensive loss,
 net of tax:
 Net unrealized gain on
 deferred compensation
 trust available for sale
 Securities                                                               23,736            23,736

											Total comprehensive loss                                                     (2,307,057)

=====================================================================================================

Balance at December
31, 1998         $34,100  $9,799,936   $  (27,437) $(900,281) $(505,549) $86,476       $ 8,487,245

Purchase of 1,000
shares of Treasury
stock at cost                                         (2,125)                               (2,125)

Issuance of 80,000
shares of
treasury stock for
investment
in Influence Data,LLC         45,418                 281,782                               327,200

Redemption of 149,971
shares of
common stock to
reduce notes
receivable                                          (321,687)   321,687                          -

Accrued interest on
notes
receivable issued
for purchase of
common stock                                                    (13,257)                   (13,257)

Issuance of stock options
to non-employee for
services performed             6,540                                                         6,540

Comprehensive income
Net loss                               (1,997,250)                                      (1,997,250)
Other comprehensive loss:
Net unrealized loss on
deferred compensation
trust available for sale
Securities                                                               (48,647)          (48,647)
Total comprehensive loss
                                                                        											     (2,045,897)
----------------------------------------------------------------------------------------------------
Balance at December
31, 1999         $34,100  $9,851,894  $(2,024,687) $(942,311) $(197,117) $37,829       $ 6,759,708
		  ==================================================================================






See accompanying summary of accounting policies and notes to financial statements.



ULTRADATA SYSTEMS, INCORPORATED


Statements of Cash Flows


Years ended December 31, 1999 and 1998

                                         						 1999            1998


Cash flows from operating activities:
  Net loss                                  $(1,997,250)     $(2,330,793)

Adjustments to reconcile net loss to net cash provided by (used in)
 Operating activities:

  Depreciation and amortization                 259,870          246,435
  Loss on disposal of property and equipment      6,969                -
  Deferred income tax provision                 476,149         (493,797)
  Non-cash compensation expense                   6,540                -
  Inventory reserve                              67,137          469,210
  Equity in losses (earnings) of
   unconsolidated affiliates                     81,118         (118,733)
  Realized (gain) loss on investments           (22,602)          23,736
  Increase in allowance for uncollectible
   notes receivable                              31,000          416,428
  Increase (decrease) in cash due to changes
   in operating assets and liabilities:
      Trade accounts receivable, net          1,621,698       (1,431,923)
      Costs and estimated earnings on
       long-term contracts                       95,534          433,086
      Inventories                             1,148,759          (85,378)
      Prepaid expenses and other current
       assets                                   675,216         (193,399)
      Accounts payable                         (784,008)         430,885
      Accrued expenses and other liabilities (1,358,867)       1,192,068
      Tax benefit receivable                    231,227         (231,227)
      Deferred rent                              (7,464)           4,976
      Deferred compensation trust liability     (33,980)          23,961
      Other assets                               21,615          (30,409)
                                   					      ---------       ----------
Net cash (used in) provided by operating
 activities                                     518,664       (1,674,874)
                                   					      ---------       ----------
Cash flows from investing activities:
 Investment and earnings of affiliated company  (17,133)        (387,475)
 Option to acquire additional interest in
  affiliated company                                  -         (314,147)
 Deferred compensation trust investments         30,158          (23,736)
 Investment in software development                   -         (109,365)
 Advances to affiliated company                 (49,680)        (250,000)
 Restricted cash increases                     (398,373)            (225)
 Capital expenditures                          (115,468)        (296,836)
                                  					        --------       ----------
Net cash used in investing activities          (550,496)      (1,381,784)

Cash flows from financing activities:
  Repurchase of common stock at cost             (2,125)        (770,219)

Proceeds from repayment of notes receivable to
  purchase common stock                               -            5,000
                                   					       --------        ---------
Net cash provided by (used in) financing
  activities                                     (2,125)        (765,219)
                                   					       --------        ---------
Net increase (decrease) in cash and cash
 equivalents                                    (33,957)      (3,821,877)

Cash and cash equivalents at beginning of
 year                                         1,254,091        5,075,968
                                   					      ---------        ---------
Cash and cash equivalents at end of year    $ 1,220,134      $ 1,254,091
                                   					      =========        =========

See accompanying summary of accounting policies and notes to consolidated financial statements.



Summary of Significant Accounting Policies

Basis of Presentation

The financial statements include the equity in earnings of unconsolidated affiliates Talon Research & Development Co., Ltd. (Talon) of Auckland New Zealand, and Influence Data, LLC. The investments in Talon and Influence Data, LLC are accounted for using the equity method. The Company has a 24.9% interest in Talon and a 33.3% interest in Influence Data, LLC.

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

Restricted Cash

Restricted cash includes a deposit maintained in conjunction with the Company's agreement to guarantee Talon credit with the Bank of New Zealand and money-market funds related to the deferred compensation trust. The cash amounts are restricted from use in operational activities of the Company.

Revenue Recognition

Net sales are recognized when products are shipped. The Company has established programs, which, under specified conditions, enable customers to return product. The Company establishes liabilities for estimated returns at time of shipment. In addition accruals for customer discounts and rebates are recorded when revenues are recognized.

Revenue under the Company's long-term contract is recognized on the percentage of completion method based upon incurred costs compared to total estimated costs under the contract. Revisions to assumptions and estimates, primarily in contract value and estimated costs, used for recording sales and earnings are reflected in the accounting period in which the facts become known.

Royalties are earned based on sale of products.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts.

Property and Equipment

Property and equipment are stated at cost. Maintenance and repairs are expensed as incurred. Major improvements, which materially extend useful lives, are capitalized. The Company capitalizes certain software development costs in accordance with the American Institute of Certified Public
Accountants Statement of Position No. 98-1, "Accounting for the Costs of Software Developed or Obtained for Internal Use." Costs incurred for the Company's own personnel who are directly associated with software development are capitalized. Capitalized software costs will be amortized over an estimated useful life of five years. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets, generally five years. Leasehold improvements are amortized over the shorter of the term of the related lease or its useful life. The Company continually reviews property and equipment to determine that the carrying values are not impaired.

Long-Lived Assets

In accordance with SFAS 121, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company reviews long-lived assets to determine that carrying values are not impaired. No assets are impaired at December 31, 1999.

Operating Lease

Lease expense on the corporate facilities is recognized on a straight-line basis over the primary term of the lease. The lease provides for accelerating rent over the lease term. Accordingly, deferred rent has been recorded in the Company's balance sheet.

Advertising

The Company expenses the production costs of advertising the first time advertising takes place, except for direct response advertising, which is capitalized and amortized over its expected period of future benefits, and advertising credits acquired by barter, which are amortized as the advertising credits are utilized.

At December 31, 1999, $249,685 of advertising credits are reported as an asset. These credits were exchanged for discontinued or slow-moving inventory in a barter transaction, and will be utilized at seasonal sales periods throughout 2000. The credits will convert to advertising expense at the time the credits are used. Advertising expense totaled $1,446,225 and $2,416,886 for fiscal years ended December 31, 1999 and 1998.

Goodwill

The excess of the purchase price of net assets acquired in equity investments over their fair value is being amortized on a straight-line basis not to exceed 10 years.

Fair Value of Financial Instruments

FAS 107 "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of the instruments.

Research and Development Costs

Research and development costs consist primarily of expenditures incurred bringing a new product to market or significantly enhancing existing products. The Company expenses all research and development costs as they are incurred unless they are associated with the development of tools or processes for production used in-house rather than for product delivered to a customer.

Deferred Compensation Trust Investments

Investments are stated at the estimated fair value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and consist of investments in U.S. government agency securities or corporate stocks. The deferred compensation trust represents contributions made by the Company to a Rabbi trust. The amounts are restricted from use for operational purposes, and investment decisions are made by the trust beneficiary.

Available-for-sale securities, which include any security for which the beneficiary has no immediate plan to sell but which may be sold in the future, are valued at fair value. Realized gains and losses, based on the amortized cost of the specific security, are included in other income as investment gains (losses). Unrealized gains and losses are recorded, net of related income tax effects, as a separate component of equity.

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

Stock-based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price greater than or equal to the fair value of the shares at the date of grant. The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25 (APB Opinion No. 25) "Accounting for Stock Issued to Employees." The Opinion requires that compensation cost related to fixed stock option plans be recognized only to the extent that the fair value of the shares at the date of grant exceeds the exercise price. Accordingly the Company recognizes no compensation expense for its stock option grants.

In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 allows companies to continue to account for their stock option plans in accordance with APB No. 25, but encourages the adoption of a new accounting method based on the estimated fair value of employee stock options. Pro forma net income and income per share, determined as if the Company had applied SFAS No. 123, are discussed with Note 13.

Reclassifications

Certain 1998 balances have been reclassified to conform to the 1999 presentation.

Impact of Recent Accounting Pronouncements

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS133). FAS 133 requires as derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives should be recognized in either net income or other comprehensive income, depending on the designated purpose of the derivative. This statement, as amended, will be effective for the Company on January 1, 2001, and the Company has not yet determined the effects this statement will have on its financial position or results of operations.

Significant Customers

For the year ended December 31, 1999, the company relied on four customers for approximately 19.8%, 14.6%, 10.5%, and 10.3% of consumer product sales. Accounts receivable from those customers totaled $623,030, $363,630, $0, and $66,240, respectively, at December 31, 1999.

For the year ended December 31, 1998, the customer relied on two customers for approximately 21.6% and 19.7% of consumer product sales, respectively. Accounts receivable from those customers totaled $1,175,214 and $310,798, respectively, at December 31, 1998.

Note 1. Nature of Operations

The principal business activity of Ultradata Systems, Incorporated (the Company), located in St. Louis, Missouri, is the design, manufacture, and sale of hand-held electronic information products. The Company sells the products in the United States through direct marketing and through independent sales representatives, mail order catalogs and mass market retailers.

Note 2. Inventories

Inventories at December 31, 1999 consist of the following:


	 Raw Materials           $  815,337
	 Work in Process             62,360
	 Finished Goods           1,314,072
                     				  ---------
                     				  2,191,769
	 Reserve for obsolescence  (536,347)
                     				  ---------
                      			 $1,655,422
                     				  =========

Note 3. Prepaid Expenses

	Prepaid expenses at December 31, 1999 consist of the following:

	Prepaid advertising      $   24,781
	Other prepaid expenses       80,997
                     				   --------
                     				 $  105,778
                     				   ========

Note 4. Property and Equipment

	Property, plant and equipment, as of December 31, 1999 consisted of:


	Research & development equipment  $  160,890
	Production equipment                  45,051
	Tooling and test equipment           790,811
	Office furniture and equipment       394,878
	Sales displays                        52,101
	Leasehold Improvements               141,671
	Construction in progress - software  130,915
                            					   ---------
                            					   1,716,317
	Less: accumulated depreciation
	      and amortization             1,032,381
                            					   ---------
                            					  $  683,936
                            					   =========

Depreciation and amortization expense for the years ended December 31, 1999 and 1998 totaled $259,870 and $246,435, respectively. Estimated costs to complete construction in progress at December 31, 1999 was $75,000.

Note 5. Comprehensive Income

The Company follows SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components.

The components of other comprehensive income (loss), net, are as follows:

                                  					  Year ended December 31,
                                   					   1999            1998

Unrealized losses on deferred
 compensation investments:
  Unrealized (losses) gains arising
   during the period, net                 $(62,661)       $23,736
  Reclassification for unrealized
   gains previously recognized in
   net income, net                          14,014              -
					                                      -------         ------
  Other comprehensive income (loss)       $(48,647)       $23,736
                                   					   =======         ======

Note 6. Leases

The Company amended and expanded its corporate facilities lease as of November 1, 1995. The lease is an operating lease, which expires October 31, 2001. The Company pays monthly rent plus 31% of all building expenses. Rental expense totaled approximately $114,247 and $119,236 for the years ended December 31, 1999 and 1998, respectively.

Future minimum lease payments and the related totals expensed for financial reporting under the operating lease consist of the following:


                 				Cash        Expense to be
    			             Payment        Recognized

Year ending  December 31,

  		  2000        $ 126,868      $  119,404
		    2001          105,723          99,503
				                -------         -------
         			      $ 232,591      $  218,907
                				=======         =======

Note 7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 1999 consist of the following:


   Accrued sales commissions
    and royalties                $ 39,948
   Payroll and payroll-related
    liabilities                    83,978
   Accrued advertising             58,250
   Other                           80,288
                            				  -------
                            				$ 262,464
                            				  =======

Note 8. Deferred Compensation

Deferred compensation represents the market value of investments made by the Company in conjunction with a deferred compensation arrangement with the Company's President for services provided prior to 1991. Five annual payments of $12,800 were paid through December 31, 1995 to a Rabbi trust for the benefit of the Company's President. The Plan permits diversification, and the employee has diversified. A distribution to the beneficiary of $36,850 was made during 1999. The amortized cost and unrealized gain on the investments were $44,820 and $61,014, respectively, at December 31, 1999.

Note 9. Line of Credit

In April 1999, the Company negotiated a lending agreement with Southwest Bank of St. Louis that provides a credit facility of $1 million, secured by the Company's accounts receivable and inventories, which expires on July 1, 2000. This credit facility is expected to meet the Company's needs for the first six months of 2000, but additional short-term credit will be sought when fourth quarter production requirements become clearer based on early 2000 sales successes and projections. The Bank reserves against this line of credit a Standby Letter of Credit in the amount of $400,000 related to the guarantee of Talon's line of credit discussed below. There were no borrowings at December 31, 1999.

The line of credit contains certain covenants requiring a minimum of $6.5 million net worth, a maximum level of debt at 25% on net worth, and that no dividends be declared. In addition, Ultradata may not acquire other companies, increase holdings in existing affiliates, or merge with any entity if any loans are outstanding without written concurrence from the Bank.

The Company has extended its agreement to be guarantor on a $400,000 line of credit issued to Talon GPS, LLC, by a commercial bank in New Zealand.

Note 10. Notes Receivable Issued for Purchase of Common Stock

Notes receivable issued for purchase of common stock represent unsecured advances made by the Company to various employees for stock options exercised. The notes bear interest at 6% per annum and are due, together with accrued interest, on demand on either the termination of employment or the sale of underlying stock, whichever comes first. During 1999, the Company reduced the notes receivable and accrued interest by $321,688 in exchange for its repurchase of 149,971 shares of common stock.

Note 11. Earnings Per Share

A reconciliation of the numerator and denominator of the loss per share calculations is provided for all periods presented. The numerator for basic and diluted loss per share is net loss for all periods presented. The denominator for basic and diluted loss per share for 1999 and 1998, as follows:

                         				   For the twelve months ended December 31,
                                  					  1999 (a)         1998 (b)

Numerator:
   Net loss                           $(1,997,250)       $(2,330,793)
   Numerator for basic and diluted
    loss per share - income available
    to common shareholders            $(1,997,250)       $(2,330,793)
                             			       ==========         ==========
Denominator:
   Denominator for basic and diluted
    earnings per share - weighted
    average shares                      3,122,138          3,299,636

   Basic and diluted loss Per Share     $   (0.64)         $   (0.71)


(a) Options to purchase 412,430 shares of common stock at prices between $1.44 and $7.39 per share were outstanding at December 31,1999, but were not included in the computation of diluted loss per share because the options' exercise price was greater than the average market price of common shares, with the exception of a few recent options whose dilutive effect is negligibly small.
(b) Options to purchase 326,192 shares of common stock at prices between $3.00 and $7.39 per share were outstanding at December 31,1998, but were not included in the computation of Diluted loss per share because the options' exercise price was greater than the average market price of common shares.

Note 12. Income Taxes

Income tax expense (benefit) for the years ended December 31, 1999 and 1998 consist of:
                                  					 1999
              		       --------------------------------------------
                     			   Current         Deferred        Total

Federal                $  (105,913)      $  426,028      $  320,115
State                            -           50,121          50,121
                     			  -----------------------------------------
              		       $  (105,913)      $  476,149      $  370,236
                     			  =========================================

                                  					 1998
              		       --------------------------------------------
                      			  Current          Deferred        Total

Federal                $  (231,227)      $ (466,367)     $ (697,594)
State                            -          (27,430)        (27,430)
                     			  -----------------------------------------
              		       $  (231,227)      $ (493,797)     $ (725,024)
                     			  =========================================


Income tax expense for the years ended December 31, 1999 and 1998 differed from amounts computed by applying the statutory U. S. federal corporate income tax rate of 34% to income before income tax benefit as a result of the following:
                                   					      1999             1998

Expected income tax (benefit) expense      $(553,185)     $(1,042,139)
Increase (decrease) in income taxes
 resulting from:
  Valuation allowance increase               962,937          648,422
  State income taxes, net of federal
   expense (benefit)                          33,080          (80,919)
  Nondeductible expenses for federal
   income tax purposes                         2,458            5,993
  Research and experimentation credits             -          (72,353)
  Foreign Operations                           3,642          (45,118)
  Other, net                                 (78,696)        (138,910)
					                                       --------          -------
Income tax expense (benefit)               $ 370,236      $  (725,024)
                                    				    ========         ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and 1998 include the following:
                                   					      1999              1998

Deferred tax assets:
     Net operating loss carryforward       $ 1,467,945       $  1,216,659
     Research and experimentation credit
      carryforward                                   -             72,353
     Note receivable reserved for
      financial reporting purposes             170,023            158,243
     Notes and accounts receivable reserves    188,125            109,642
     Inventory reserves, principally due
      to accruals for financial reporting
      purposes and basis differences           203,812            211,248
     Other                                      35,092             29,285
					                                       ----------        -----------
     Total deferred tax assets             $ 2,064,998       $  1,797,430

Deferred tax liabilities:
     Prepaid advertising                   $    (9,416)      $   (210,818)
     Property, plant and equipment,
      principally due to differences in
      depreciation basis                        (1,248)           (18,401)
     Unrealized gain on deferred compensation
      trust investments                        (23,185)                 -
                                   					    ----------         ----------
     Total deferred tax liabilities            (33,850)          (229,219)
                                   					    ----------         ----------
     Gross deferred tax asset                2,031,148          1,568,211
     Valuation allowance                    (2,031,148)        (1,068,211)
                                   					    ----------         ----------
     Net deferred tax asset                $         -       $    500,000
                                    				    ==========         ==========


During 1999, the Company received tax refunds for carryback of net operating losses of $337,140.

A valuation allowance has been provided for those net operating loss carryforwards and temporary differences in view of the Company's continuing losses in 1999.

The net operating loss carryforward of approximately $3.9 million will expire in 2020.

Note 13. Employee Benefit Plans

(a) Employee Saving and Retirement Plan (Section 401-k plan)

    Effective January 1, 1998, the Board of Director's approved a savings and retirement plan covering all full-time employees. Subject to approval by the Board of Directors, the Company fully matches employee contributions up to 3% of total compensation paid to participating employees and one-third of one percent is matched for each percentage of participating employee contributions between 4% and 6% of total compensation. Expense attributable to Company contributions totaled $43,015 and $54,138 during the years ended December 31, 1999 and 1998, respectively.

(b) Incentive Stock Option Plans

    At December 31, 1999, the Company has two fixed stock option plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two fixed stock option plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                      					1999              1998

    Net loss        As reported        $(1,997,250)      $(2,330,793)
              		    Pro forma          $(2,163,741)      $(2,689,415)

    Basic and diluted  As reported     $     (0.64)      $     (0.71)
      loss per share   Pro forma       $     (0.69)      $     (0.82)

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

During 1998, the Company canceled incentive stock options to purchase 236,292 shares of Common Stock at exercise prices ranging from $5.00 to $7.00. The same number of new options was issued at a price of $4.00. There were no cancellations for the purpose of repricing during 1999.

During 1999, the Company cancelled incentive stock options to purchase 17,300 shares of common stock at exercise prices ranging from $3.00 to $4.00 per share.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999 and 1998, respectively: dividend yield of zero for all years; expected volatility of 68.0% and 59.1%; risk-free interest rates of 6.30% and 5.42%; expected lives of five years for both plans.

A summary of the status of Company's two fixed stock option plans as of
December 31, 1999 and 1998, and the changes during the years then ended is presented below:
                      				       1999                      1998

                         					  Weighted                  Weighted
                         					  average                   average
                         					  exercise                  exercise
Fixed Options                   Shares    price           Shares    price
------------------------------------------------------------------------------
Outstanding at beginning
 of year                        326,192   $  4.25         285,792   $  5.85
Granted (including repriced
 options)                       103,538   $  1.98         276,692   $  3.85
Forfeit                         (17,300)  $  3.73        (236,292)  $  5.72
                            				-------                  --------
Outstanding at end of year      412,430   $  3.70         326,192   $  4.25
                             			=======                   =======

Options exercisable at year end 412,430                   326,192

Weighted average fair value of
 options granted to employees
 during the year               $   0.65                  $   1.77




                		  Options outstanding and exercisable
               	  Number of shares       Weighted average
Range of          Outstanding at         remaining          Weighted average
Exercise prices   December 31, 1999      contractual life   Exercise price
-----------------------------------------------------------------------------
$1.00 - $1.99          4,748                4.9 years        $     1.44
$2.00 - $2.99         98,790                4.9 years        $     2.00
$3.00 - $3.99         36,200                3.9 years        $     3.00
$4.00 - $4.99        222,692                3.2 years        $     4.00
$5.00 - $5.99          5,000                0.6 years        $     5.75
$6.00 - $6.99         35,000                0.5 years        $     6.39
$7.00 - $7.39         10,000                1.7 years        $     7.39
              		     -------
              		     412,430



Note 14. Commitments and Contingencies

On September 14, 1989, the Company entered into a royalty agreement relating to its ROAD WHIZ product. After 20,000 ROAD WHIZ units are sold, the agreement provides for a 1% royalty payment on net sales of the ROAD WHIZ product and 0.5% on the Company's other products, which incorporate the ROAD WHIZ database. Royalty payments are made quarterly until September 13, 2009.
During the years ended December 31, 1999 and 1998, royalty expense totaled $39,820 and $53,752, respectively.

On December 29, 1998, the Company entered into a three-year royalty agreement with Feldstein and Associates of Finley, Ohio, with regard to the AAA TripWizard for 1% of sales to customers other than their own, for which they earn their normal independent sales representative commissions.

On September 15, 1998, the Company entered into a three-year royalty agreement with AAA related to the AAA TripWizard. The terms are automatically renewable for one year and amount to 10% of the wholesale price on sales other than through AAA stores and $1.00 per unit on AAA sales. This agreement recognizes the benefit of the AAA logo and data and their promotion of the product through their travel stores. During the year ending December 31, 1999 royalty expenses totaled $33,250. There was no royalty expense in 1998.

Note 15. Investments in Affiliated Companies

On March 23, 1998, the Company acquired an 18.9% interest in Talon for $282,500. In August 1998, the Company acquired an option to purchase additional shares in Talon for $312,147. During 1999, the option to purchase additional shares was amended, and the above amount was utilized to purchase an additional 6.0% interest in Talon. Legal and consulting costs associated with the acquisition and option to purchase additional shares are capitalized as part of the cost of the investment, and totaled $124,108 during December 31, 1999.

The Company's 24.9% interest in Talon is accounted for using the equity method of accounting and is stated at amortized cost plus equity in undistributed earnings since acquisition. The equity in earnings of Talon is adjusted for the annual amortization of the difference between acquisition cost and the Company's proportionate share of Talon's net assets. Amortization is computed on a straight-line basis over nine years. The unamortized difference between the investment cost and the Company's proportionate share of Talon is $568,655 at December 31, 1999. The Company's share of the earnings for 1999 was $61,496 after accounting for the differences between New Zealand GAAP and US GAAP. As discussed above, the earnings were further reduced by amortization of $71,081, bringing the equity in loss of affiliate to $9,585. The Company's equity in earnings of affiliate from inception was $118,733 as of December
31, 1998.

In addition to the above transactions, the Company has purchased certain electronic components, including parts for TRAVEL*STAR 24( which have been sold to Talon at cost. These sales totaled $3,530 and $477,580 for the years ended December 31, 1999 and 1998, respectively. The Company purchased from Talon, at cost, electronic components which are integral to the TRAVEL*STAR 24 which totaled $15,068 and $638,627 for the years ended December 31, 1999 and 1998, respectively. A net balance of $164,550 was receivable by the Company at December 31, 1999 and is included in trade accounts receivable.

In May 1999, the Company formed a joint venture with Influence Content, LLC, a website developer, to form Influence Data, LLC. The Company issued 80,000 shares of common stock (at quoted market price) from the treasury and options (valued at market upon the Black Scholes method) to purchase 160,000 shares of common stock for a one-third interest in Influence Data, LLC. The original value of the investment, based upon the consideration given to form the joint venture, was $327,200.

The Company's 33.3% interest in Influence Data, LLC is accounted for using the equity method of accounting and is stated at amortized cost plus equity in undistributed earnings since acquisition. The equity in earnings of Influence Data, LLC is adjusted for the annual amortization of the difference between acquisition cost and the Company's proportionate share of Influence Data, LLC's members' equity net assets. Amortization is computed on a straight-line basis over ten years. The unamortized difference between the investment cost and the Company's proportionate share of Influence Data, LLC is $156,053 at December 31, 1999. The Company's share of the losses for 1999 totaled $60,386. As discussed above, the losses were increased by $11,147 to bring the equity in loss of affiliate to $71,533.

The Company has two investments in affiliates accounted for under the equity method. The affiliates are Talon Research and Development, Ltd. (a New Zealand company) (25%) and Influence Data, LLC (33%). The Company's share of earnings of these affiliates is included in income as earned. Equity (Loss) Earnings from Affiliates amounts to $(81,118) and $118,733 in 1999 and 1998, respectively.

The Company has advanced to Talon $272,683 at December 31, 1999.

Note 16. Advances to Affiliates

On July 1, 1998, the Company entered into a joint development and marketing agreement with Scientific Communications & Controls, Inc. (Sci-Com), a privately-held company based in McLean, Virginia. The Company transferred all software and documentation of the service software acquired from Intellidata in exchange for a promissory note bearing interest at prime rate of $400,000. In addition, the Company leased computer equipment acquired from Intellidata to Sci-Com at favorable rates. The Company advanced Sci-Com $50,000 in a promissory note, due June 30, 2000 with interest at 6.36% to expand equipment capabilities to support the proposed network. The agreement also includes a provision for the Company to advance to Sci-Com up to an additional $400,000 in additional funds to complete network development, of which $200,000 was advanced as of December 31, 1998. These advances were incorporated in a promissory note due January 1, 2002, which provides for the Company to be entitled to one-half, (50%), of the operating revenue of SmartTime Networks (excluding only non-reoccurring engineering services provided by Sci-Com).
The agreement also provides for the optional conversion of the loan into a 10% equity interest in Sci-Com, at the Company's sole discretion. The
Company has reserved $447,428 at December 31, 1999. The remaining receivables balance is $272,693 at December 31, 1999.

Note 17. Significant Fourth Quarter Adjustments

In the fourth quarter of 1999, the Company recorded adjustments that increased net loss by approximately $450,000. These adjustments included $330,000 related to the investments in Influence Data, LLC, and Talon, $40,000 for an increase in the inventory reserve for obsolescence, and $80,000 of other various expenses.

Note 18. Prior Period Adjustment

The Company adopted FAS 115, "Accounting for Certain Investments in Debt and Equity Securities" during 1999. As a result of this adoption, the Company has made several balance sheet reclassifications from the deferred compensation trust investment account to record the unrealized gain on investments of $62,740 as a component of stockholder's equity and restricted cash of $12,290 as of January 1, 1998. In addition, an adjustment of $62,740 was recorded to reduce previously reported retained earnings. In order to properly record the 1998 activity, adjustments for deferred compensation expense of $23,961 and investment income of $225 were recorded in the 1998 income statement.

Note 19. Supplemental Disclosures of Cash Flow Information

        	       Years ended December 31,     1999              1998

Interest                                       -             $3,790
Taxes                                          -                  -

Supplemental non-cash investing and financing activities were as follows:

Year ended December 31, 1999
----------------------------
The Company issued 80,000 shares of treasury stock and options to purchase 160,000 shares of its common stock, with an aggregate fair value of $327,200, for a one-third ownership interest in Influence Data, LLC.

The Company redeemed 149,971 shares of common stock in exchange for related notes receivable of $321,688.

The Company exchanged slow-moving inventory for advertising credits from a third party valued at $249,685.


Year ended December 31, 1998
----------------------------

The Company sold capitalized software development costs in exchange for a note receivable of $400,000.


                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultradata Systems, Incorporated

By:
   /s/ Monte Ross
   Monte Ross, President, Chief
   Executive Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.


    April 21, 2000
    /s/ Monte Ross
    Monte Ross
    President, Chief Executive Officer
     and Chairman of the Board

    April 21, 2000
    /s/ Mark L. Peterson
    Mark L. Peterson,
    Vice President of Engineering,
    Secretary and Director

    April 21, 2000
    /s/Ernest Clarke
    Ernest Clarke,
    Vice President, Controller and Director

    April 21, 2000
    /s/ Steven H. Akre
    Steven H. Akre, Director

    April 21, 2000

    Donald Rattner, Director

    April 21, 2000
    /s/ John J. Clancy
    John J. Clancy, Director


EXHIBIT 23:

Consent of Independent Certified Public Accountants


Ultradata Systems, Inc.
St. Louis, Missouri

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File Number 333-32098) of our report dated
March 2, 2000 relating to the financial statements of Ultradata Systems, Inc. appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.


/s/ BDO Seidman, LLP
    BDO Seidman, LLP
    St. Louis, Missouri
    April 21, 2000