Form 10QSB
period 2000-03-31
ULTRADATA SYSTEMS INC
filed 2000-05-15
CIK 931947

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-QSB

(MARK ONE)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________TO_________

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
             Yes  X     No
                -----
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class                                Outstanding as of  May 8, 2000
Common, $.01 par value                        3,178,345

Transitional Small Business Disclosure Format Yes     No  X
                                                        -----



                                                      File Number
                                                        0-25380

                        ULTRADATA SYSTEMS, INCORPORATED
                                  FORM 10-QSB
                               March 31, 2000
                                     INDEX

PART 1 - FINANCIAL INFORMATION                                          PAGE

     Item 1.  Unaudited Financial Statements
              Balance Sheets at March 31, 2000 and December 31, 1999    3.

              Statements of Income for the three months ended March
              31, 2000 and 1999                                         4.

              Statements of Cash Flows for the three months ended
              March 31, 2000 and 1999                                   5.

              Notes to Financial Statements                             6.

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      8.

PART 11 - OTHER INFORMATION                                 	          12.

              Signatures                                               13.



                     ULTRADATA SYSTEMS, INCORPORATED


Balance Sheet

As of March 31, 2000 and December 31, 1999


                                               March 31,    December 31,
                                                 2000           1999
Assets                                        (Unaudited)

Current assets:

 Cash and cash equivalents                    $1,903,003     $1,220,134
 Restricted cash                                 402,493        410,888
 Trade accounts receivable, net of allowance
  for doubtful accounts of $5,000 and
  $16,475, respectively                          438,027      1,482,268
 Inventories                                   1,732,158      1,655,422
 Prepaid expenses and other current assets       172,995        105,778
                                               ---------      ---------
Total current assets                           4,648,676      4,874,490

Property and equipment, net                      671,600        683,936
                                               ---------      ---------
Total property and equipment                     671,600        683,936

Deferred compensation trust investments,
 available for sale                              126,088        105,834
Investment in Talon Research and
 Development, Ltd.                               882,715        827,903
Investment in Influence Data, LLC                228,688        255,667
Advances to affiliates                           277,352        272,683
Advertising credits                              249,685        249,685
Other assets                                       8,594         38,594
                                               ---------      ---------
Total assets                                  $7,093,398     $7,308,792
                                               =========      =========

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                                $197,154       $156,214
Accrued expenses and other liabilities           108,970        262,464
                                               ---------      ---------
Total current liabilities                        306,124        418,678

Deferred rent                                     11,818         13,684
Deferred compensation liability                  128,580        116,722
                                               ---------      ---------
Total liabilities                                446,522        549,084

Stockholders' equity:
 Common stock, $.01 par value; 10,000,000
  shares authorized; 3,504,516 and 3,410,000
  shares issued, respectively                     35,045         34,100
 Additional paid-in capital                   10,165,574      9,851,894
 Accumulated deficit                          (2,451,474)    (2,024,687)
 Treasury stock (326,171 shares at cost)        (942,311)      (942,311)
 Notes receivable issued for purchase of
  common stock                                  (198,805)      (197,117)
 Accumulated other comprehensive income, net      38,847         37,829
                                              ----------     ----------
Total stockholders' equity                     6,646,876      6,759,708
                                              ----------     ----------
Total liabilities and stockholders' equity    $7,093,398     $7,308,792
                                              ==========     ==========

See accompanying summary of accounting policies and notes to financial statements.


ULTRADATA SYSTEMS, INCORPORATED

Statements of Operations

Three months ended March 31, 2000 and 1999


                                                2000          1999
                                                   (Unaudited)


Net sales                                   $  289,687   $1,083,791

Cost of sales                                  175,116      536,754
                                              --------    ---------
Gross profit                                   114,571      547,037

Selling expense                                 78,959      718,510
General and administrative expenses            443,792      535,491
Research and development expense                96,233       99,226
                                              --------    ---------
Operating loss                                (504,413)    (806,190)

Other income (expense):
 Interest income                                18,934       17,908
 Equity in earnings of affiliated companies     27,832       54,084
 Other, net                                     30,860       35,376
                                              --------    ---------
Total other income                              77,626      107,368
                                              --------    ---------
Loss before income tax expense                (426,787)    (698,822)

Income tax expense                                   -            -
                                              --------    ---------
Net loss                                    $ (426,787)  $ (698,822)
                                              ========    =========
Loss per share:
 Basic and diluted                          $    (0.14)  $    (0.22)
                                              ========    =========

Weighted Average Shares Outstanding:
 Basic and diluted                           3,105,235    3,154,682
                                             =========    =========


See accompanying summary of accounting policies and notes to financial statements.




ULTRADATA SYSTEMS, INCORPORATED

Statements of Cash Flows

Three months ended March 31, 2000 and 1999

                                              2000          1999
                                                  Unaudited
Cash flows from operating activities:

 Net loss                                  $ (426,787)   $ (698,822)

 Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
    Depreciation and amortization              58,980        67,823
    Inventory reserve                          30,000        27,500
    Equity in earnings of unconsolidated
     affiliates                               (27,832)      (54,038)
    Realized gain on investments              (10,602)            -
    Bad debt expense on notes receivable            -         7,750
    Increase (decrease) in cash due to
     changes in operating assets and
     liabilities:
     Trade accounts receivable, net         1,051,991     1,616,595
     Costs and estimated earnings on
      long-term contracts                           -        85,773
     Inventories                             (106,736)      182,964
     Prepaid expenses and other current
      assets                                  (37,218)      490,109
     Accounts payable                          40,940      (530,645)
     Accrued expenses and other liabilities  (153,494)   (1,420,534)
     Deferred rent                             (1,866)       (1,866)
     Deferred compensation trust liability     11,858             -
     Other assets                              (1,687)          231
                                            ---------     ---------
Net cash provided by (used in) operating
 activities                                   427,547      (227,160)

Cash flows from investing activities:
    Investment in affiliated company                -        (9,223)
    Deferred compensation trust investments    (8,634)            -
    Advances to affiliated company            (12,420)      (16,423)
    Capital expenditures                      (46,644)         (640)
                                            ---------      --------
Net cash used in investing activities         (67,698)      (26,286)

Cash flows from financing activities:
    Repurchase of common stock at cost              -        (2,125)
    Proceeds from exercise of employee
     stock options                            314,625             -
    Restricted cash                             8,395             -
                                            ---------      --------
Net cash provided by (used in) financing
 activities                                   323,020        (2,125)
                                            ---------      --------
Net increase (decrease) in cash and cash
 equivalents                                  682,869      (255,571)

Cash and cash equivalents at beginning of
 year                                       1,220,134     1,254,091
                                            ---------     ---------
Cash and cash equivalents at end of the
 quarter                                  $ 1,903,003   $   998,520
                                            =========     =========

See accompanying summary of accounting policies and notes to financial statements.


ULTRADATA SYSTEMS, INCORPORATED

March 31, 2000

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim financial statements included herein have been prepared by Ultradata Systems, Incorporated (the "Company"), without audit in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The Company's investment in Talon Research and Development, Ppty., Auckland, NZ Ltd. of 24.9% and in Influence Data, LLC, of 33.3% are accounted for using the equity method.

In the opinion of management, the information furnished for the three-month periods ended March 31, 2000 and 1999, respectively, includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 2000. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-25380).

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


Note 2. Earnings Per Share

A reconciliation of the numerator and denominator of the earnings per share calculations is provided for each period presented. The numerator for basic and diluted earnings per share is net loss for each period presented. The denominator for basic and diluted earnings per share for 2000 and 1999, as follows:



                                 For the three months ended March 31,
                                       2000 (a)        1999 (b)

Numerator:

  Net loss                         $  (426,787)    $  (698,821)

  Numerator for basic and diluted
   loss per share - income
   available to common
   shareholders                    $  (426,787)    $  (698,821)
                                    ==========      ==========

Denominator:

  Denominator for basic and diluted
   loss per share - weighted average
   shares                            3,105,235       3,154,682

  Basic and diluted loss per share $     (0.14)    $     (0.22)




(a) Options to purchase 480,407 shares of common stock at prices between $2.00 and $7.39 per share were outstanding at March 31, 2000, but were not included in the computation of diluted loss per share because the options' exercise price was greater than the average market price of common shares.

(b) Options to purchase 326,792 shares of common stock at prices between $3.00 and $7.39 per share were outstanding at March 31, 1999, but were not included in the computation of diluted loss per share because the options' exercise price was greater than the average market price of common shares.


Note 3. Incentive Stock Option Plan

As of March 31, 2000, the Company's outstanding employee stock options totaled 320,407 shares. These options have been issued to key employees, officers, directors and consultants of the Company. The Company is authorized to issue 350,000 shares of incentive stock options or non-qualified stock options. These options are in addition to the 160,000 options issued per the Option Agreement with Influence Content, LLC, for the joint venture, Influence Data, LLC. In addition, there are 100,000 incentive stock options approved by the Board of Directors that are subject to shareholder approval in a future proxy statement.


Note 4. Inventories

Inventories consist of the following:

                                        March 31,     December 31,
                                          2000            1999

  Raw Materials                        $  906,254      $  815,337
  Work in Process                          62,360          62,360
  Finished Goods                        1,329,891       1,314,072
                                        ---------       ---------
                                        2,298,505       2,191,769
  Reserve for obsolescence               (566,347)       (536,347)
                                        ---------       ---------
                                       $1,732,158      $1,655,422
                                        =========       =========


Note 5. Prepaid Expenses

Prepaid expenses consist of the following:


                                      March 31,       December 31,
                                       2000              1999

  Prepaid advertising                 $      -         $ 24,781
  Prepaid tooling and manufacturing
   costs                                56,365           56,365
  Prepaid insurance                     34,754            9,940
  Other prepaid expenses                81,876           14,692
                                       -------          -------
                                      $172,995         $105,778
                                       =======          =======


Note 6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

                                       March 31,       December 31,
                                        2000              1999

  Accrued sales commissions and
   royalties                          $   3,506       $   39,948
  Payroll and payroll-related
   liabilities                           63,446           83,978
  Other                                  42,018          138,538
                                       --------         --------
                                      $ 108,970       $  262,464
                                       ========         ========

A provision for income taxes has not been recorded based upon the net operating loss carryforward of approximately $3.9 million and the Company's first quarter net loss. A valuation allowance has been provided for those net operating loss carryforwards and temporary differences in view of the Company's continuing losses for 2000.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward-Looking Statements: No Assurances Intended

Item 2 contains certain forward-looking statements regarding the Company. Its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking results include:
the Company's ability to successfully develop new products for new markets such as Travel*Star 24; customer acceptance of new products; the possibility of the Company losing a large customer or key personnel; one-time custom-product promotions; the Company's ability to manage growth and to successfully integrate recent strategic marketing and product development alliances; the impact of competition on the Company's revenues; delays in the Company's introduction of new products; and the possibility of the Company failing to keep pace with emerging technologies.

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


OVERVIEW

Ultradata Systems, Incorporated ("The Company") is engaged in the manufacture and marketing of hand-held data retrieval devices that employ proprietary data compression technology developed by the Company. The Company was formed as a corporation in 1986, named Laser Data Technologies, Inc. The name was changed, in November 1994, to Ultradata Systems, Inc., to better reflect the Company's business orientation.

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

The Company is in the process of expanding into the wireless/Internet e-commerce market through its new products and new strategic partners. The Company believes it has significant intellectual property in databases, software, and patents that can be applied in innovative systems involving the Internet and wireless applications. It has invested as a one-third owner in Influence Data, LLC, with the objective that its web portal, DriveThere.com, become a new kind of motor club for the new economy. DriveThere.com plans on utilizing the Company's proprietary databases for innovative wireless applications involving partnerships with major communications companies. The Company also is completing development of an advanced portable auto navigation product, a version of TRAVEL*STAR 24, that can connect through wireless channels to the Internet to offer unique services. The Company's 24.9% ownership in Talon Research and Development Company, LTD, of New Zealand allows the Company to provide the TRAVEL*STAR 24 at a competitive price. The Company also benefits from Talon's rapid growth in supplying GPS (Global Positioning Satellite) receivers in Original Equipment Manufacture (OEM) applications to the domestic and international markets.

The Company entered into a joint marketing agreement in February 2000 with United Marketing Group (UMG), owners of the travel club ITC-50. In conjunction with the agreement, the Company is developing a handheld unit that combines the Company's interstate travel computer with the database of UMG's 50%-off discount club hotels.

The Company is also planning to introduce several new products and to address internet-related travel features in 2000, including:

 (a) a handheld travel computer that combines the interstate travel data with a cable link to the serial port of a personal computer, whereby turn-by-turn directions can be downloaded from an internet site;
 (b) the portable Travel(Star 24TM auto after-market navigation system, which is expected to have future variants that include wireless capability;
 (c) the Company has been working with its joint venture affiliate, Influence Data, LLC in a program Influence Data has with Lucent Technologies to use Lucent's PhoneBrowserTM technology, which accomplishes voice recognition from a cell phone and provides travel information by automated voice back to the user. Direction to services and towns for the traveler would be accomplished by use of an ordinary cell phone with no additional hardware required by the user. Existing cell phones could be used nationwide if this were successfully developed and implemented.




RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 2000 were $289,687, compared to $1,083,791 for the three months ended March 31, 1999, representing a $794,104, or 73.2%, decrease for the quarter. Approximately 30% of the first quarter 2000 sales were to mass markets chain retailers, including ROAD WHIZ PLUS sales to Kmart Stores, CAR AND DRIVER travel information computers to Target Stores, with the remainder of the sales in handheld information computers to premium, specialty catalogs, and miscellaneous retail outlets. In the first quarter of 1999 the Company realized revenues of $452,759, or 41.8% of total revenue, attributable to a 1999 carryover credit-card and direct-mail insert program. Exclusive of the credit-card and direct-mail carryover amounts, consumer sales decreased $341,345, or 54.1%, due to decreased post-holiday-season demand during the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999.

Gross profit for the current quarter totaled $114,571 or 39.5% of consumer product sales as compared to $547,037 or 50.5% for the quarter ended March 31, 1999. Gross profit was impacted by higher cost of sales during each of the respective first quarters relative to the reduced sales volumes in each quarter.

Selling expenses for the three months ended March 31, 2000 totaled $78,959 as compared to $718,510 for the quarter ended March 31, 1999, representing a decrease of $639,551 or 89.0%. The decrease is due to a strategic shift from the Company's use of expensive direct-mail marketing and credit card programs to a higher dependence marketing alliances with mass-market channels during the first quarter of 1999. Approximately $550,000 was expensed on direct-mail marketing for the period ended March 31, 1999.

General and administrative expenses, for the three months ended March 31, 2000, totaled $443,792 as compared to $535,491 for the quarter ended March
31, 1999, representing a decrease of $91,699, or 17.1%. The decrease reflects executive salary reductions and other cost-cutting measures made after the first quarter in 1999.

Research and development expense decreased $2,993 or 3.0%, to $96,233 during the quarter ended March 31, 2000 compared to the same quarter in 1999. The Company's research and development efforts continue to be tightly focused on Travel(Star 24TM. The Company anticipates spending approximately $100,000 on research and development during each of the remaining quarters of fiscal 2000 in order to complete the engineering of the Travel(Star 24TM and to develop advanced versions.

Other income for the quarter ended March 31, 2000 totaled $77,626, compared to $107,368 for the quarter ended March 31, 1999, representing a decrease of $29,724, or 27.7%. Interest income rose to $18,934 from $17,908 for the quarter ended March 31, 1999 due to larger investable balances and higher money-market yields. Equity from affiliated companies decreased to $27,832 compared to $54,884 for the period ended March 31, 1999, based on the fact that the Company realized a loss of approximately $27,000 for its one-third interest in Influence Data, LLC. The investment in Influence Data, LLC did not occur until the second quarter of 1999.

As a result of the foregoing, the Company posted a net loss of $(426,787) or ($0.14) per share for the quarter ended March 31, 2000 compared to a net loss ($698,822) or ($0.22) per share for the quarter ended March 31, 1999.

FINANCIAL CONDITION AND LIQUIDITY

Historically the Company has funded its operations primarily through the sale of Common Stock, through periodic borrowings, and from cash generated by operations. At March 31, 2000, the Company had $1,903,003 in cash and cash equivalents, compared to $1,220,134 at December 31, 1999. The Company's operating activities provided cash totaling $427,547, primarily due to the collection of $1,044,240 in accounts receivable, partially offset by a net loss of $426,787 for the quarter, an increase in inventory of $76,737, and a reduction of accrued expenses and other liabilities of $153,495.

In the quarter ended March 31, 1999 operating activities used $227,160 of cash as a result of the reduction in accounts payable and accrued expenses of $1,951,179, the net loss in the quarter ended March 31, 1999 of $698,822, partially offset by reductions in accounts receivable of $1,616,595.

Net cash used by investing activities for the quarter ended March 31, 2000 totaled $67,698,which includes $12,420 of advances to an affiliated company and $46,644 for capital expenditures. In the quarter ended March 31, 1999, investing cash used totaled $26,286 primarily associated with investments in and advances to affiliates. The current quarter increase is primarily due to expenditures in 2000 for capital asset development for the software tools relating to the Travel(Star 24TM product. Capital expenditures are expected to aggregate $90,000 for the calendar year 2000.

Net cash provided by financing activities for the quarter ended March 31, 2000 of $323,020 included $314,625 from the proceeds of employee stock options and $8,395 from the release of restricted cash. For the quarter ended March 31, 1999 the Company expended $2,125 to purchase treasury stock.

Based upon the changes in current assets and current liabilities including those discussed above, net working capital for the quarter ended March 31, 2000 decreased to $4,342,552 at March 31, 2000 from $4,455,812 at December 31, 1999. The Company's current ratio at March 31, 2000 was 15.2 to 1, as compared to 11.6 to 1 at December 31, 1999.

The Company has a letter of commitment for a secured line of credit totaling $1.0 million including a $400,000 facility for a stand by letter of credit, as part of a lending agreement between Talon and a New Zealand bank. The credit facility is secured by the Company's accounts receivable, inventories and equipment, with an interest rate of 1% over Prime Rate. The credit facility expires July 1, 2000, and renewal will be sought to continue it for another 12 months beyond. The Company has not been notified that such renewal will not be forthcoming.

The Company's projections of cash flow indicate that the liquidity provided by existing cash and cash equivalents, the credit facility described above, and the cash generated from operations may not be sufficient to provide for the inventory required to supply the Company's projected fourth quarter sales.
The Company is therefore negotiating additional financing to cover the potential shortfall.

YEAR 2000 ISSUES

The Company implemented plans to address Year 2000 issues and did not experience any Y2K problems at year's end. The primary focus of its initiative to prepare for Y2K during 1999 included a complete review of the Company's information technology systems, other support systems, and the readiness of Company suppliers and customers. Expenses related to the determination of Year 2000 compliance have been expensed as incurred and have not been material to the financial results of the Company.


                        ULTRADATA SYSTEMS, INCORPORATED
                                     10QSB

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings:

          None

Item 2.   Changes in Securities:

          None

Item 3.   Defaults upon Senior Securities:

          None

Item 4.   Submission of Matters to a Vote of Security Holders:

          None

Item 5.   Other Information:

          Influence Incubator, LLC ("Influence") is the co-venturer with the Company in Influence Data, LLC, which operates the website "DriveThere.com." In connection with the initiation of that relationship, the Company had given Influence options to purchase 160,000 shares of the Company's common stock at a blended price of $3.00 per share.

          The Company and Influence have now reached an agreement in principle to amend the Agreement for the joint venture relationship. The new agreement provides that the Company will advance Influence $200,000 and will issue to Influence an option to purchase
          150,000 shares at $4.00 per share and an option to purchase
          150,000 shares at $5.00 per share to replace the original option for 160,000 shares. Both the Company and Influence will, as part of the aforementioned agreement, renew their commitment to work together to develop DriveThere.com.


Item 6.   Exhibits and Reports on Form 8-K:

          1. Share Issue and Option Agreement dated March 23, 1998 among Ultradata Systems, Inc., Talon Research & Development Co., Limited, and certain shareholders of Talon.
          2. Variation of Option Deed dated August 27, 1998 between Talon Research & Development Co., Limited, certain shareholders of Talon, and Ultradata Systems, Inc.
          3. Deed made in 1999 relating to Variation of Option Deed between Talon Research & Development Co., Limited, certain shareholders of Talon, and Ultradata Systems, Inc.
          4. Internet Marketing Agreement dated May 1, 1999 between Ultradata Systems, Inc. and Influence Data, LLC.
          5. Operating Agreement of Influence Data, LLC dated May 3, 1999.
          6. Option Agreement dated May 4, 1999 between Ultradata Systems, Inc. and Influence Content, LLC.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2000                              /s/  Monte Ross
                         		  Monte Ross, President and CEO
                                          (Duly authorized officer and
                                           principal financial officer)

        ********************************************************
                                                    						EXHIBIT 1



 SHARE ISSUE AND OPTION AGREEMENT
 by and between
 ULTRADATA SYSTEMS, INC.
  a Delaware corporation,
 and
 TALON RESEARCH AND DEVELOPMENT CO. LIMITED.
  a New Zealand company
				   and
	THE SHAREHOLDERS of TALON
  RESEARCH AND DEVELOPMENT CO. LIMITED




1.      TERMS OF SHARE ISSUE AND SETTLEMENT
1.1     Issue and Subscription
1.2     Settlement
1.3     Settlement Date
1.4     Actions At Settlement
1.5     Absence of Financial Information
1.6     Financial Statements

2.      REPRESENTATIONS OF TALON NZ
2.1     Organization and Capital Shares
2.2     Authorization
2.3     No Defaults
2.4     Financial Information
2.5     Absence of Changes
2.6     Tax Matters
2.7     Litigation
2.8     Employment Agreements
2.9     Reports
2.10    Employee Matters
2.11    Real and Personal Property
2.12    Intellectual Property
2.13    Insurance
2.14    Environmental Matters
2.15    Compliance with Law
2.16    Undisclosed Liabilities
2.17    Brokerage
2.18    Commitments and Contracts
2.19    Conduct to Date
2.20    Shareholders and Debt of Talon NZ

3.      REPRESENTATIONS OF ULTRADATA
3.1     Organization
3.2     Authorization
3.3     Available Funds
3.4     Financial Information
3.5     Absence of Changes
3.6     Litigation
3.7     Compliance with Law

4.      PRE-SETTLEMENT AGREEMENTS OF TALON NZ
4.1     Business in Ordinary Course
4.2     Most-Favored Customer
4.3     Escrow of GPS Technology
4.4     Breaches
4.5     Submission to Shareholders and Related Matters
4.6     Consummation of Agreement
4.7     Anti-Dilution of Ultradata's Interests
4.8     Employment Agreements
4.9     Share Purchase Options
4.10    Access to Information
4.11    Consents and Notices



5.      PRE-SETTLEMENT AGREEMENTS OF ULTRADATA
5.1     Letter of Credit Guarantee
5.2     Payment of Roland Rogers Loan
5.3     Payment of Lionel Rogers Loan
5.4     Breaches
5.5     Consummation of Agreement

6.      TALON GPS, LLC
6.1     Formation
6.2     Operating Agreement
6.3     Structure
6.4     Ultradata Advances to Talon/GPS
6.5     Talon/GPS Advances to Talon NZ
6.6     Advance Terms
6.7     Supply of Parts
6.8     Sales Agency

7.      POST-SETTLEMENT OPERATING AGREEMENTS
7.1     Advance-Related Restrictions
7.2     Use of Issue Price
7.3     Retained Earnings
7.4     SEC Reporting Obligations

8.      OPTIONS AND RIGHT OF FIRST REFUSAL
8.1     Grant of Options
8.2     Time of Exercise
8.3     No Change in Accounting Practice
8.4     Terms of Share Option
8.5     Terms of Asset Option
8.6     Pricing of Ultradata Shares
8.7     Method of Exercise of Options
8.8     Escrow Arrangements
8.9     Right of First Refusal
8.10    Repurchase of Ultradata's Shares
8.11    Assignment

9.      CONDITIONS PRECEDENT
9.1     Conditions to Ultradata's Obligations
9.2     Conditions to Talon NZ's Obligations

10.     TERMINATION OR ABANDONMENT
10.1    Mutual Agreement
10.2    Breach of Agreements
10.3    Failure of Conditions
10.4    Shareholder Approval Denial
10.5    Automatic Terminate

11.     CERTAIN PAYMENTS UPON TERMINATION OR ABANDONMENT
11.1    General
11.2    Liabilities upon Termination of Agreement

12.     GENERAL
12.1    Publicity

12.2    Notices
12.3    Nonsurvival of Representations, Warranties and Agreements
12.4    Costs and Expenses
12.5    Entire Agreement
12.6    Headings and Captions
12.7    WaIver, Amendment or Modification
12.8    Rules of Construction
12.9    Counterparts
12.10   Successors and Assigns
12.11   Governing Law
12.12   Assignment


	SHARE ISSUE AND OPTION AGREEMENT

This Agreement is made as of this day of March 1998, between:

(1)     ULTRADATA SYSTEMS, INC., a Delaware corporation ("Ultradata"), and

(2) TALON RESEARCH & DEVELOPMENT CO. LIMITED, a New Zealand company ("Talon NZ"), and

(3) The persons whose names and signatures appear at the end of this Agreement, being the current shareholders of Talon NZ (the "Shareholders")

RECITALS

Upon the terms and subject to the conditions of this Agreement, Talon NZ desires to issue to Ultradata, and Ultradata desires to subscribe for, voting and non-voting ordinary shares of Talon NZ that together constitute 18.9% each of all of the voting and non-voting shares in Talon NZ. The issue and subscription referred to in the preceding sentence is hereinafter referred to as the "Share Issue".

In consideration of the premises and the mutual terms and provisions set forth in this Agreement, the parties agree as follows:

1.      TERMS OF SHARE ISSUE AND SETTLEMENT

1.1 Issue and Subscription. Upon the terms and subject to the conditions of this Agreement, at Settlement (as defined below) on the Settlement Date
(as defined below), Ultradata shall subscribe and pay for and Talon NZ shall issue to Ultradata 23 voting shares (the "Voting Shares") and 2,540 non-voting shares (the "Non-voting Shares) for a purchase price of NZ$500,000 (the "Issue Price"), subject to adjustment under Section 1 .5.

1.2 Settlement. Settlement of the Share Issue ("Settlement") shall take place at the main offices of Messrs. Bell Gully Buddle Weir, Auckland on the Settlement Date or at such other time or place as the parties may mutually agree.

1.3 Settlement Date. Settlement shall take place on the first working day following execution of this Agreement or such other date as may be mutually agreeable to Ultradata and Talon NZ after each of the conditions (subject to Section 1.5 ) to the performance of the parties is satisfied or waived by the appropriate party (the "Settlement Date").

1.4     Actions At Settlement:

(a)     At Settlement, Talon NZ shall deliver to Ultradata:

(i) one or more certificates representing the Voting Shares and the Non-voting Shares, in each case registered in the name of Ultradata;

(ii) a copy of the Talon NZ Restated Constitution (as defined below) containing all of the amendments required by this Agreement and certified, as of a recent date, as true and correct by a director of Talon NZ;

(iii) a certified copy of the resolutions of Talon NZ's Board of Directors and shareholders, as required for valid approval of the execution of this Agreement and the consummation of the Share Issue, the Amendments (as defined below) and the other transactions contemplated hereby.

(b)     At Settlement, Ultradata shall deliver to Talon NZ:

(i) NZ$500,000 by wire transfer of immediately available funds to the account of Talon NZ that Talon NZ shall designate at least two business days prior to the Settlement Date;

(ii) a certified copy of the resolutions of Ultradata's Board of Directors authorizing the execution of this Agreement and the consummation of the transactions contemplated hereby.

1.5 Absence of Financial Information. The parties acknowledge that the audited consolidated balance sheets of Talon NZ and its subsidiaries as of 31 December 1997 (the "Talon NZ Financial Statements") will not have been completed by and will not be available at the Settlement Date. If, when completed, the Talon NZ Financial Statements report that Talon NZ and its subsidiaries had negative shareholders funds as at 31 December 1997, the Issue Price will be reduced by an amount equal to 18.9% of 67% of the negative amount (the "Negative Adjustment"). The balance of the NZ$500,000 will be treated as a shareholder loan by Ultradata and will be repayable on the Option Settlement Date (as defined in Section 8.7) or, if neither of the Options (as defined in Section 8.2) is exercised, 30 June 1999. Pending repayment Talon
NZ shall pay interest on the shareholder loan at 2% above the Prime Rate (as defined in Section 6.6(c)). For the purposes of this clause the negative amount will be the consolidated negative shareholders funds as at 31 December 1997 reduced by the amount of the consolidated realised exchange losses for the 9 month period 31 December 1997.

1.6 Financial Statements. As soon as possible following the Settlement Date Talon NZ shall provide to Ultradata the Talon NZ Financial Statements and related consolidated income statements and statements of changes in shareholders' equity and of cash flows for the two fiscal years ending 31 March 1996 and 31 March 1997, together with any notes thereto.

2.      REPRESENTATIONS OF TALON NZ

Talon NZ hereby makes the following representations and warranties:

2.1     Organization and Capital Shares

(a) Talon NZ is a corporation duly organized, validly existing and in good standing under the laws of New Zealand and has the corporate power to own all of its property and assets, to incur all of its liabilities and to carry on its business as now being conducted.

(b) As of the date hereof, the authorized and issued share capital of Talon NZ consists of (i) 100 issued ordinary voting shares, and (ii) 10,900 issued ordinary non-voting shares.

(c) All of the issued ordinary shares are duly and validly issued and except for the 1,000 shares held by Steve Newman are fully paid. None of those shares has been issued in violation of any preemptive rights of the current or past shareholders of Talon NZ. Except as disclosed in Section 2.1
(c) of the confidential writing delivered by Talon NZ to Ultradata and executed by both Talon NZ and Ultradata concurrently with the delivery and execution of this Agreement (the "Disclosure Schedule"), each Certificate representing Voting Shares or Non-voting Shares issued by Talon NZ in replacement of any Certificate theretofore issued by it which was claimed by the record holder thereof to have been lost, stolen or destroyed was issued by Talon NZ only upon receipt of a declaration of lost share certificate and indemnity.

(d) Except as set forth in subsection 2.1(b) and as contemplated by this Agreement, there are no ordinary shares or other equity securities of Talon
NZ issued or outstanding and there are no outstanding options, warrants, rights to subscribe for, calls, or commitments of any character whatsoever relating to, or securities or rights convertible into or exchangeable for, shares of Talon NZ or contracts, commitments, understandings or arrangements by which Talon NZ is or may be obligated to issue additional ordinary shares or options, warrants or rights to purchase or acquire any additional shares.

(e) The Voting Shares and Non-voting Shares that are to be issued to Ultradata pursuant hereto will be, when so authorized and issued in accordance with the terms of this Agreement, validly issued and outstanding and fully paid, with no personal liability attaching to the ownership thereof, other than the obligation to pay the consideration for the issue thereof.

2.2 Authorization. Talon NZ's Board of Directors and, to the extent required by New Zealand law, the Shareholders have, by all appropriate action, approved this Agreement, the Share Issue and the Amendments and authorized the execution hereof and thereof on its behalf by its duly authorized officers and the performance by Talon NZ of its obligations hereunder and thereunder.

2.3 No Defaults. Nothing in the Constitution of Talon NZ or any other agreement, instrument, decree, proceeding, law or regulation (except as specifically referred to in or contemplated by this Agreement) by or to which it or any of its subsidiaries are bound or subject would prohibit or inhibit Talon NZ from consummating this Agreement, the Share Issue and the Amendments on the terms and conditions herein and therein contained. This Agreement has been duly and validly executed and delivered by Talon NZ and constitutes a legal, valid and binding obligation of Talon NZ, enforceable against Talon NZ in accordance with its terms. Talon NZ and its subsidiaries (if any) are neither in default under nor in violation of any provision of their Constitution or any promissory note, indenture or any evidence of indebtedness or security therefor, lease, contract, purchase or other commitment or any other agreement which is material to Talon NZ and its subsidiaries taken as a whole.

2.4 Financial Information. The Talon NZ Financial Statements and the unaudited financial statements for the two years ending 31 March 1997, have been prepared in accordance with generally accepted accounting principles (except as may be disclosed therein) and fairly present the consolidated financial position and the consolidated results of operations, changes in shareholders' equity and cash flows of the respective entity and its respective consolidated subsidiaries as of the dates and for the periods indicated.

2.5 Absence of Changes. Apart from the further borrowing detailed in the Disclosure Schedule, since 31 December 1997, the Directors of Talon NZ are not aware of any material adverse change in the operations or the business or prospects of Talon NZ and its subsidiaries taken as a whole (except as may be disclosed in the Disclosure Schedule), nor have there been any events or transactions having such a material adverse effect which should be disclosed in order to make the Talon NZ Financial Statements not misleading.

2.6 Tax Matters. As far as the Directors of Talon NZ are aware, Talon NZ and its subsidiaries have filed all material tax returns due in respect of any of their businesses or properties in a timely fashion and have paid or made provision for all amounts due shown on such returns. All such returns fairly reflect the information required to be presented therein. All provisions for accrued but unpaid taxes contained in the Talon NZ Financial Statements were made in accordance with generally accepted accounting principles and in the aggregate do not materially fail to provide for potential tax liabilities. Except as may be disclosed in Section 2.6 of the Disclosure Schedule, there are no agreements, waivers or other arrangements providing for an extension of time with respect to the assessment of any tax or deficiency against Talon NZ or any of its subsidiaries nor are there any actions, suits, proceedings, investigations or claims now pending or, to the knowledge of Talon NZ, threatened, against Talon NZ or any of its subsidiaries in respect to any tax or assessment, or any matters under discussion with any governmental authority relating to any taxes or assessments, or any claims for any additional taxes or assessments asserted by any such authority.

2.7 Litigation. Except as may be disclosed in Section 2.7 of the Disclosure Schedule, there is no litigation, claim or other proceeding pending or, to the knowledge of the Directors of Talon NZ, threatened against Talon NZ or any of its subsidiaries, or of which the property of Talon NZ or any of its subsidiaries is or would be subject.

2.8 Employment Agreements. Details of all employment contracts with employees of Talon NZ are set out in Section 2.8 of the Disclosure Schedule. All employment is subject to the provisions of the Employment Contracts Act 1991.

2.9 Reports. As far as the Directors of Talon NZ are aware, except as may be disclosed in Section 2.9 of the Disclosure Schedule, since 1 January 1996, Talon NZ and each of its subsidiaries has filed all reports and statements, together with any amendments required to be made with respect thereto, that it was required to file with any governmental authority with jurisdiction over Talon NZ or any of its subsidiaries and as of their respective dates, each of such reports and documents, including any financial statements, exhibits and schedules thereto, complied in all material respects with the relevant statutes, rules and regulations enforced or promulgated by the regulatory authority with which they were filed, and did not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading.

2.10    Employee Matters.

(a) Except as may be disclosed in Section 2.10(a) of the Disclosure Schedule, neither Talon NZ nor any of its subsidiaries has entered into any collective bargaining agreement with any labor organization with respect to any group of employees of Talon NZ or any of its subsidiaries and to the knowledge of the Directors of Talon NZ there is no present effort nor existing proposal to attempt to unionize any group of employees of Talon NZ or any of its subsidiaries.

(b) As far as the Directors of Talon NZ are aware, except as may be disclosed in Section 2.10(b) the Disclosure Schedule,

(i) Talon NZ and its subsidiaries are and have been in material compliance with all applicable laws respecting employment and employment practices, terms and conditions of employment and wages and hours, including, without limitation, any such laws respecting employment discrimination and occupational safety and health requirements;

(ii) there is no labor dispute, strike, slowdown or stoppage actually pending or, to the knowledge of Talon NZ, threatened against or directly affecting Talon NZ or any subsidiary; and

(iii) neither Talon NZ nor any subsidiary has experienced any material work stoppage or other material labor difficulty during the past five years.

2.11 Real and Personal Property. As far as the Directors of Talon NZ are aware:

(a) Talon NZ and its subsidiaries have marketable title, insurable at standard rates, free and clear of all liens, charges and encumbrances (except taxes which are a lien but not yet payable and liens, charges or encumbrances reflected in the Talon NZ Financial Statements and easements, rights-of-way, and other restrictions which are not material) to all of their real properties;

(b) all leasehold interests for real property and any material personal property used by Talon NZ and its subsidiaries in their businesses are held pursuant to lease agreements which are valid and enforceable in accordance with their terms;

(c) all such properties comply in all material respects with all applicable private agreements, zoning requirements and other governmental laws and regulations relating thereto and there are no condemnation proceedings pending or, to the knowledge of Talon NZ, threatened with respect to such properties.

2.12 Intellectual Property. To the extent the same may be required for their use by Talon NZ, Talon NZ and its subsidiaries have valid title or other use rights under licenses to all material intangible personal or intellectual property used by Talon NZ or its subsidiaries in their business, free and clear of any claim, defense or right of any other person or entity which is material to such property, subject only to rights of the licensors pursuant to applicable license agreements, which rights do not materially adversely interfere with the present use by Talon NZ of such property.

2.13 Insurance. As far as the Directors of Talon NZ are aware, except as disclosed in Section 2.13 of the Disclosure Schedule, all material insurable properties owned or held by Talon NZ and its subsidiaries are adequately insured by financially sound and reputable insurers in such amounts and against fire and other risks insured against by extended coverage and public liability insurance, as is customary with businesses of similar size and risk. Section 2.13 of the Disclosure Schedule includes a description of each parcel of real property owned, leased or operated by Talon NZ or its subsidiaries.

2.14    Environmental Matters

(a) As used in this Agreement, "Environmental Laws" means all environmental, health and safety laws and regulations in all jurisdictions in which Talon NZ and its subsidiaries have carried on business or owned, leased or operated property.

(b) As far as the Directors of Talon NZ are aware, except as may be disclosed in Section 2.14 of the Disclosure Schedule, where the aggregate cost of such actions would be material to Talon NZ and its subsidiaries taken as a whole, neither the conduct nor operation of Talon NZ or its subsidiaries nor any condition of any property presently or previously owned, leased or operated by any of them violates or violated Environmental Laws in any respect material to the business of Talon NZ and its subsidiaries taken as a whole and no condition or event has occurred with respect to any of them or any such property that, with notice or the passage of time, or both, would constitute a violation material to the business of Talon NZ and its subsidiaries taken as a whole of Environmental Laws or obligate (or potentially obligate) Talon NZ or its subsidiaries to remedy, stabilize, neutralize or otherwise alter the environmental condition of any such property. Except as may be disclosed in Section 2.14 of the Disclosure Schedule, neither Talon NZ nor any of its subsidiaries has received any notice from any person or entity that Talon NZ or its subsidiaries or the operation or condition of any property ever owned, leased or operated by any of them are or were in violation of any Environmental Laws or that Talon NZ or its subsidiaries are responsible (or potentially responsible) for rem pollutants, contaminants, or hazardous or toxic wastes, substances or materials at, on or beneath any such property.

2.15 Compliance with Law. As far as the Directors of Talon NZ are aware, Talon NZ and its subsidiaries have all licenses, franchises, permits and other governmental authorizations that are legally required to enable them to conduct their respective businesses in all material respects and are in compliance in all material respects with all applicable laws and regulations.

2.16 Undisclosed Liabilities. As far as the Directors of Talon NZ are aware, Talon NZ and its subsidiaries do not have any material liability, whether asserted or unasserted, whether absolute or contingent, whether accrued or unaccrued, whether liquidated or unliquidated, and whether due or to become due (and there is no past or present fact, situation, circumstance, condition or other basis for any present or future action, suit or proceeding, hearing, charge, complaint, claim or demand against Talon NZ or its subsidiaries giving rise to any such liability), except (i) for liabilities set forth in the Talon NZ Financial Statements; and (ii) as maybe disclosed in Section 2.16 of the Disclosure Schedule.


2.17 Brokerage. There are no existing claims or agreements for brokerage commissions, finders fees, or similar compensation in connection with the transactions contemplated by this Agreement payable by Talon NZ or its subsidiaries.

2.18    Commitments and Contracts.

Except where the sole counterparty thereto is Ultradata or as set forth in
Section 2.18 of the Disclosure Schedule (and with a true and correct copy of the document or other item in question attached to such Disclosure Schedule), neither Talon NZ nor any of its subsidiaries is a party or subject to any of the following (whether written or oral, express or implied):

(a) any agreement, arrangement or commitment not made in the ordinary course of business;

(b) any agreement, indenture or other instrument, other than the debenture given to Lionel Ronald Rogers and Mary Elizabeth Rogers and the Deed of Loan with Lionel Ronald Rogers and Mary Elizabeth Rogers dated 13 February 1998, not disclosed in the Talon NZ Financial Statements relating to the borrowing of money by Talon NZ or any of its subsidiaries or the guarantee by Talon NZ or any of its subsidiaries of any such obligation (other than trade payables or instruments related to transactions entered into in the ordinary course of business), other than such agreements, indentures or instruments providing for annual payments of less than NZ$15,000;

(c) any contract containing covenants which limit the ability of Talon NZ to compete in any line of business or with any person or containing any restriction of the geographical area in which, or method by which, Talon NZ or any of its subsidiaries may carry on its business (other than as may be required by law or any applicable regulatory authority); or

(d)     any lease with annual rental payments aggregating NZ$10,000 or more.

2.19 Conduct to Date. As far as the Directors of Talon NZ are aware, except as set forth in Section 2.19 of the Disclosure Schedule, from and after 31 December 1997, through the date of this Agreement, neither Talon NZ nor any of its subsidiaries has:

(a) failed to conduct its business in the ordinary and usual course consistent with past practices;

(b) issued, sold, granted, conferred or awarded any ordinary or other shares, or any corporate debt securities which would be classified under generally accepted accounting principles applied on a consistent basis as long-term debt on the balance sheets of Talon NZ or any of its subsidiaries;

(c) effected any share split or adjusted, combined, reclassified or otherwise changed its capitalization;

(d) declared, set aside or paid any dividend or other distribution in respect of its share capital, or purchased, redeemed, retired, repurchased, or exchanged, or otherwise acquired or disposed of, directly or indirectly, any of its share capital;

(e) incurred any material obligation or liability (absolute or contingent), except normal trade or business obligations or liabilities incurred in the ordinary course of business, or subjected to lien any of its assets or properties other than in the ordinary course of business consistent with past practice;

(6) discharged or satisfied any material lien or paid any material obligation or liability (absolute or contingent), other than in the ordinary course of business;

(g) sold, assigned, transferred, leased, exchanged, or otherwise disposed of any of its properties or assets other than for a fair consideration in the ordinary course of business;

(h)     except as required by contract or law:

(i) increased the rate of compensation of, or paid any bonus to, any of its directors, officers, or other employees, except merit or promotion increases in accordance with existing policy,

(ii) entered into any new, or amended or supplemented any existing, employment, management, consulting, deferred compensation, severance, or other similar contract,

(iii) entered into, terminated or substantially modified any employee plans, or

(iv)    agreed to do any of the foregoing,

(v) suffered any material damage, destruction, or loss, whether as the result of fire, explosion, earthquake, accident, casualty, labor trouble, requisition, or taking of property by any regulatory authority, flood, windstorm, embargo, riot, act of God or the enemy, or other casualty or event, and whether or not covered by insurance,

(vi) canceled or compromised any debt, except for debts charged off or compromised in accordance with past practice;

(vii) entered into any material transaction, contract or commitment outside the ordinary course of its business and

(viii)  made or guaranteed any loan to any employee plans.

2.20    Shareholders and Debt of Talon NZ

(a) The Schedule of Shareholding attached hereto is an accurate listing of the Shareholders and the number of Talon NZ shares held by such Shareholders immediately prior to the execution hereof.

(b) Schedule 2.20(b) is an accurate listing of all indebtedness of Talon NZ and its subsidiaries to the Shareholders, directors and officers of Talon NZ or its subsidiaries, as at the 31st of December 1997.


3.      REPRESENTATIONS OF ULTRADATA

Ultradata hereby makes the following representations and warranties:

3.1 Organization. Ultradata is a corporation duly organized, validly existing, and in good standing under the laws of the State of Delaware with full corporate power and authority to carry on its business as it is now being conducted.

3.2 Authorization. Nothing in the articles of incorporation or bylaws of Ultradata, as amended, or any other agreement, instrument, decree, proceeding, law or regulation (except as specifically referred to in or contemplated by this Agreement) by or to it or any of its subsidiaries are bound or subject would prohibit or inhibit Ultradata from entering into and consummating this Agreement and the Share Purchase on the terms and conditions herein contained. This Agreement has been duly and validly executed and delivered by Ultradata and constitutes a legal, valid and binding obligation of Ultradata, enforceable against Ultradata in accordance with its terms and no other corporate acts or proceedings are required to be taken by Ultradata to authorize the execution, delivery and performance of this Agreement except as contemplated hereby.

3.3 Available Funds. At the Settlement Date Ultradata will have available cash resources sufficient to pay the Purchase Price.

3.4 Financial Information. The audited consolidated balance sheets of Ultradata and its subsidiaries as of 31 December 1996 and 1995 and related consolidated income statements and statements of changes in shareholders' equity and of cash flows for the three years ended 31 December 1996, together with the notes thereto, included in Ultradata's Annual Report on Form 10-KSB for the year ended December 31, 1996, as currently on file with the United States Securities and Exchange Commission ("SEC."), and the unaudited consolidated balance sheets of Ultradata and its subsidiaries as of 30 September 1997 and the related unaudited consolidated income statements and statements of changes in shareholders' equity and cash flows for the nine months then ended included in Ultradata's Quarterly Report on Form 10-QSB for the quarter then ended, as currently on file with the S.E.C. (together, the "Ultradata Financial Statements"), have been prepared in accordance with generally accepted accounting principles applied on a consistent basis (except as may be disclosed therein) and fairly present the consolidated financial position and the consolidated results of operations, changes in shareholders' equity and cash flows of Ultradata and its consolidated subsidiaries as of the dates and for the periods indicated (subject, in the case of interim financial statements, to normal recurring year-end adjustments, none of which will be material).

3.5 Absence of Changes. Since 30 September 1997, there has not been any material adverse change in the financial condition, the results of operations or the business or prospects of Ultradata and its subsidiaries taken as a whole, nor have there been any events or transactions having such a material adverse effect which should be disclosed in order to make the Ultradata Financial Statements not misleading.

3.6 Litigation. There is no litigation, claim or other proceeding pending or, to the knowledge of Ultradata, threatened, against Ultradata or any of its subsidiaries which would prevent Ultradata from consummating the Share Purchase.

3.7 Compliance with Law. Ultradata and its subsidiaries have all licenses, franchises, permits and other governmental authorizations that are legally required to enable them to conduct their respective businesses in all material respects and are in compliance in all material respects with all applicable laws and regulations.

4.      PRE-SETTLEMENT AGREEMENTS OF TALON NZ

4.1     Business in Ordinary Course.

(a) Talon NZ shall not declare or pay any dividend or make any other distribution to the Shareholders, whether in cash, Share or other property, after the date of this Agreement and prior to the Settlement.

(b) Except as contemplated hereby, Talon NZ shall, and shall cause each of its subsidiaries to, continue to carry on after the date hereof and through the Settlement Date its respective business and the discharge or incurrence of obligations and liabilities, only in the usual, regular and ordinary course of business, as heretofore conducted, and by way of amplification and not limitation, Talon NZ and each of its subsidiaries will not, without the prior written consent of Ultradata (which shall not be unreasonably withheld):

(i) issue any shares or any options, warrants, or other rights to subscribe for or purchase or any securities convertible into or exchangeable for any shares; or

(ii) directly or indirectly redeem, purchase or otherwise acquire any shares of Talon NZ or its subsidiaries; or

(iii) effect a reclassification, recapitalization, split-up, exchange of shares, readjustment or other similar change in or to any shares or otherwise reorganize or recapitalize; or

(iv)    change its Constitution; or

(v) grant any increase (other than ordinary and normal increases consistent with past practices) in the compensation payable or to become payable to officers or salaried employees, grant any share options or, except as required by law, adopt or make any change in any bonus, insurance, pension, or other employee benefit plan, agreement, payment or arrangement made to, for or with any of such officers or employees; or

(vi) borrow or agree to borrow any amount of funds except in the ordinary course of business, or directly or indirectly guarantee or agree to guarantee any obligations of others; or

(vii) enter into any agreement, contract or commitment out of the ordinary course of business or having a term in excess of three months other than letters of credit, loan agreements, deposit agreements, and other lending, credit and deposit agreements and documents made in the ordinary course of business; or

(viii) except in the ordinary course of business, place on any of its assets or properties any mortgage, pledge, lien, charge, or other encumbrance; or

(ix) except in the ordinary course of business, cancel or accelerate any material indebtedness owing to Talon NZ or its subsidiaries or any claims which Talon NZ or its subsidiaries may possess or waive any material rights of substantial value; or

(x) except in the ordinary course of business, sell or otherwise dispose of any real property or any material amount of any tangible or intangible personal property; or

(xi) commit any act or fail to do any act which will cause a breach of any agreement, contract or commitment and which will have a material adverse effect on Talon NZ's and its subsidiaries' business, financial condition, or earnings;

(xii) violate any law, statute, rule, governmental regulation, or order, which violation might have a material adverse effect on Talon NZ's and its subsidiaries' business, financial condition, or earnings; or

(xiii) purchase any real or personal property or make any other capital expenditure where the amount paid or committed therefor is in excess of NZ$50,000.

(c) Talon NZ and its subsidiaries shall not, without the prior written consent of Ultradata, engage in any transaction or take any action that would render untrue in any material respect any of the representations and warranties of Talon NZ contained in Section 2, if such representations and warranties were given as of the date of such transaction or action.

(4) Talon shall promptly notify Ultradata of the occurrence of any matter or event known to and directly involving Talon NZ, that is materially adverse to the business, operations, properties, assets, or condition (financial or otherwise) of Talon NZ and its subsidiaries taken as a whole.

(e) Talon NZ shall not, on or before the earlier of the Settlement Date or the date of termination of this Agreement, solicit or encourage, or hold discussions or negotiations with or provide any information to any person in connection with, any proposal from any person for the acquisition of all or any substantial portion of the business, assets, shares or other securities of Talon NZ and its subsidiaries. Talon NZ shall promptly advise Ultradata of its receipt of any such proposal or inquiry concerning any possible such proposal, and the substance of such proposal or inquiry.

4.2 Most-Favored Customer. Talon NZ will grant Ultradata "most favored customer" status in relation to the first 15,000 GPS "Smart Antenna" units ordered by Ultradata (in addition to Ultradata's existing order of 3,000 units), which units will be subject to a minimum additional 5% discount off the current price of US$85.75. Thereafter, Talon NZ will charge no greater price to Ultradata for Talon products and services than the lowest price charged to any other customer for products with similar specifications, ordered in similar quantities. Discounts offered below the established low market price will be ignored in computing net earnings for the purpose of establishing the Share Option Price and the Asset Option Price (as defined below).

4.3 Escrow of GPS Technology. Talon NZ will place in escrow, as security against delivery performance and as added collateral security for loans made by Ultradata or Talon/GPS (as defined below), complete documentation of the GPS technology, sufficient to allow knowledgeable persons to independently manufacture and test the GPS "Smart Antennas," the GPS "Engine" printed circuit boards and the GPS Antennas. Unencumbered rights to the use of this intellectual property will transfer to Ultradata, if Talon NZ is in material default in:

	(a)     meeting its product delivery commitments to Talon/GPS; or

	(b)     the repayment of moneys lent by Ultradata or Talon/GPS.

In such circumstances Talon NZ will continue to provide all technical support and advice reasonably requested by Ultradata.

4.4 Breaches. Talon NZ shall, in the event it has knowledge of the occurrence, or impending or threatened occurrence, of any event or condition which would cause or constitute a breach (or would have caused or constituted a breach had such event occurred or been known prior to the date hereof) of any of its representations or agreements contained or referred to herein, give prompt written notice thereof to Ultradata and use its best efforts to prevent or promptly remedy the same.

4.5     Submission to Shareholders and Related Matters.

(a) Talon NZ shall, prior to the Settlement Date, take all actions necessary to amend and restate its Constitution to read in its entirety as set forth as Exhibit 4.5 attached hereto (as amended and restated, the "Restated Constitution").

(b) The Shareholders shall (to the extent required by New Zealand law) pass a resolution (the "Shareholders' Resolution") approving this Agreement, the Share Issue and the Restated Constitution.

(c)     In connection with the Shareholders' Resolution:

(1) Talon NZ shall prepare and file, at its sole cost and expense, such proxy or information statements as shall be required in connection with the transactions contemplated under this Agreement and Talon NZ shall, to the extent required by New Zealand law, mail or deliver it to the Shareholders; and

(2) the Board of Directors of Talon NZ shall, to the extent required by New Zealand law, unanimously recommend to the Shareholders the approval of this Agreement, the transactions contemplated by this Agreement and the Amendments contemplated hereby and use its best efforts to obtain such Shareholder approval.

(d) Talon NZ shall promptly and properly prepare and file any other filings required under the applicable securities laws relating to this Agreement, the Share Issue, the Amendments and all other transactions contemplated herein and therein.

4.6 Consummation of Agreement. Talon NZ shall use its best efforts to perform and fulfill all conditions and obligations on its part to be performed or fulfilled under this Agreement and to effect the Share Issue and the other transactions contemplated hereby in accordance with the terms and provisions hereof.

4.7 Anti-Dilution of Ultradata's Interests. Except for the Share Issue contemplated herein, Talon NZ shall not issue any shares or grant any option, warrant, call or other right to subscribe for or acquire shares or enter into any agreement providing for any such issuance or grant.

4.8 Employment Agreements. On or prior to the Settlement Date, Talon NZ shall enter into contracts of employment with each of Messrs. P. Maire and S. Newman, for a period of not less than three years and with Mr. B. Gillard to the date of exercise of the Options (as hereinafter defined) or 30 June 1999, whichever comes first, and otherwise on such terms as may be agreed to by Talon NZ and Ultradata and each such employee.

4.9 Share Purchase Options. On or prior to the Settlement Date, Talon NZ shall create a share option scheme whereby its key employees (including Mr. Newman) to be agreed between the parties may acquire from the existing non-voting shareholders of Talon NZ up to 5% of the non-voting shares in Talon NZ at a price equal to the per share Issue Price, such option to be exercisable:

(a) by written notice to all of the existing non-voting shareholders of Talon NZ, accompanied by payment of the purchase price;

(b) only between the Exercise Date (as defined in Section 8.2) and the working day prior to the Option Settlement Date (as defined in Section 8.8).

4.10 Access to Information. Talon NZ shall permit Ultradata reasonable access in a manner which will avoid undue disruption or interference with Talon NZ's normal operations to its properties and shall disclose and make available to Ultradata all books, documents, papers and records relating to its assets, share ownership, properties, operations, obligations and liabilities, including, but not limited to, all books of account (including the general ledger), tax records, minute books of directors' and shareholders' meetings, organizational documents, material contracts and agreements, loan files, filings with any regulatory authority, accountants' workpapers (if available and subject to the respective independent accountants' consent), litigation files, plans affecting employees, and any other business activities or prospects in which Ultradata may have a reasonable and legitimate interest in furtherance of the transactions contemplated by this Agreement. Ultradata will hold any such information which is nonpublic in confidence.

4.11 Consents and Notices. Talon NZ shall use its best efforts to obtain all necessary consents and provide all necessary notices with respect to all interests of Talon NZ and its subsidiaries in any material leases, licenses, contracts, instruments and rights which require the consent of, or notice to, another person as a result of the Share Issue or the other transactions contemplated hereby.

5.      PRE-SETTLEMENT AGREEMENTS OF ULTRADATA

5.1 Letter of Credit Guarantee. From and after the date of this Agreement, Ultradata is to guarantee payment by Talon NZ of up to NZ$400,000 under any irrevocable letter of credit issued in favour of Talon NZ that Ultradata, in its sole judgment, deems to be validly issued and enforceable against Talon NZ.

5.2 Payment of Roland Rogers Loan. If Mr. Roland Rogers demands payment of principal and accrued interest by Talon NZ of his NZ$127,000 loan when there is insufficient cash or working income available for repayment without compromising Talon NZ's operations, Ultradata will lend Talon NZ sufficient funds to cover any shortfall, taking as collateral security Talon NZ's GPS technology as provided in Section 4.3.

5.3 Payment of Lionel Rogers Loan. Provided that Talon NZ is generating sufficient cash to sustain its planned operations without increasing its borrowings, Talon NZ may, without the consent of Ultradata, pay the principal and accrued interest, or any portion thereof, on loans to it from Lionel Ronald Rogers and Mary Elizabeth Rogers and/or the Trustees of the Rogers Family Trust from Talon NZ's undistributed net income.

5.4 For the purposes of Sections 5.2 and 5.3, the availability of sufficient cash will be determined by reference to the cash plans referred to in Section 7.1(a), to the intent that any amounts in excess of those specified in the cash plans may be used for the repayment of the loans referred to above.

5.5 Breaches. Ultradata shall, in the event it has knowledge of the occurrence, or impending or threatened occurrence, of any event or condition which would cause or constitute a breach (or would have caused or constituted a breach had such event occurred or been known prior to the date hereof) of any of its representations or agreements contained or referred to herein, give prompt written notice thereof to Talon NZ and use its best efforts to prevent or promptly remedy the same.

5.6 Consummation of Agreement. Ultradata shall use its best efforts to perform and fulfill all conditions and obligations on its part to be performed or fulfilled under this Agreement and to effect the Share Purchase in accordance with the terms and conditions of this Agreement.

6.      TALON GPS, LLC

6.1 Formation. On or before the Settlement Date, Ultradata will cause the formation of a limited liability company to be known as Talon GPS
International, LLC (or such other name as the parties may agree) ("Talon/GPS") and will establish an office for Talon/GPS at Talon/GPS' expense.

6.2 Operating Agreement. Talon NZ and Ultradata shall enter into an operating agreement [in substantially the form attached hereto as Exhibit 6.2 with respect to the formation, capitalization, operation and related matters of Talon/GPS.

6.3     Structure.

(a) Ultradata shall pay to Talon/GPS US$300,000 as the consideration for a 70% membership interest;

(b) Talon NZ shall provide to Talon/GPS, with no right of assignment as the consideration for a 30% membership interest in Talon/GPS, one or more licenses providing exclusive right in the United States of America, Canada and Mexico to:

(i) market and sell Talon NZ's GPS products (excluding Talon NZ's marine products that are subject to legally binding marketing arrangements with third parties in effect as of the date hereof) and applications;

(ii) distribute Talon NZ's GPS "Smart Antenna", "GPS Engine and other embedded applications of GPS technology, together with all improvements thereto; and

(iii) use the "Talon" and "NAVMAN" names on products approved or manufactured by Talon NZ.

(c) Talon/GPS will be a "manager managed" limited liability company with five persons serving as managers. The operating agreement of Talon/GPS will provide for Ultradata to immediately appoint two managers, for Talon NZ to appoint one manager (in each case, for so long as each of Talon NZ and Ultradata is a member of Talon/GPS), and for two managers to be appointed by the initial three managers of Talon/GPS (one to be appointed on behalf of Ultradata and one on behalf of Talon NZ).

(d) Subsequent capital contributions to Talon/GPS, if required, will be shared pro rata on the basis of the parties' respective membership interests.

6.4 Ultradata Advances to Talon/GPS. From and after the later of date of this Agreement and the date of the operating agreement with respect to Talon/ GPS, Ultradata will make advances to Talon/GPS of up to US$600,000 in blocks of not less than US$100,000 on the terms set forth in Section 6.6. All such advances are to be used exclusively as working capital for the fulfillment of Talon/GPS orders, unless otherwise agreed to by Ultradata. Ultradata may make additional advances to fund other sales opportunities for Talon NZ, if, in the sole judgment of Ultradata, it is in Ultradata's best interest to do so.

6.5 Talon/GPS Advances to Talon NZ. Talon/GPS will lend to Talon NZ the proceeds of any of the advances made by Ultradata under Section 6.4, provided that Talon agrees to use those advances only for working capital purposes and to not, without the prior written consent of Ultradata, to use such advances to repay any loans, debts or other liabilities owed by Talon NZ to any other person.

6.6 Advance Terms. The advances will be made to Talon on the following terms and conditions:

(a) Talon NZ must meet certain business performance criteria and in accordance with a cash plan to be agreed upon by the parties;

(b) Talon NZ must provide Ultradata and Talon/GPS with a monthly balance sheet and income and expenditure statement by the 20th of each month following the month in which they occur;

(c) Interest will be payable quarterly by Talon NZ on every advance made by Talon/GPS at the rate of 1% per annum above the prime rate as reported in the Wall Street Journal on the last business day prior to the day (in North America) that the advance is made (the "Prime Rate");

(d) All advances made by Talon/GPS to Talon NZ must be secured by the then shareholders of Talon NZ on a pro-rata basis at 100% of the advance amount by pledges of that number of non-voting shares in Talon NZ as equates in value to the total borrowing, in an amount per share that is the greater of:

(i) NZ$195.08, being NZ$500,000 divided by the number of Voting and Nonvoting shares issued to Ultradata, and

(ii) If the Option (as hereinafter defined) has been exercised, the Exercise Price (as hereinafter defined), expressed on a per share basis.

Such pledges will not be required to exceed the value of the total capital shares beneficially owned by all the Talon NZ shareholders.

6.7 Supply of Parts. Ultradata will cause Talon/GPS to purchase and arrange for the drop-shipment of critical parts to Talon NZ for incorporation in products ordered by Ultradata, provided that Talon NZ:

(a)     Acknowledges the ownership by Talon/GPS of such parts;

(b) Stores those parts in such a manner that it is clear that they belong to Talon/GPS and identifies those parts as they move into production and until final shipment is made; and

(c) Notifies its bankers of the existence of the arrangements under this paragraph and obtains the bank's acknowledgment of Talon/GPS's interest in writing.

6.8 Sales Agency. Talon/GPS will be the exclusive sales agent for Talon NZ's products in North America (excluding any existing arrangements for marketing marine products as set forth in Section 6.3(b)(i).

7.      POST-SETTLEMENT OPERATING AGREEMENTS

7.1 Advance-Related Restrictions. For so long as any amount of principal or interest on advances made by Ultradata or Talon/GPS to Talon NZ remain unpaid, Talon NZ will not:

(a) Increase its borrowing from its bankers or from any other person without the prior written consent of Ultradata, except that cash generated in excess of that planned in a cash plan theretofore agreed upon by the parties may be applied to reduce other debt; or

(b) Issue any further shares or alter its share capital without the prior written consent of Ultradata, except as provided in this Agreement.

7.2 Use of Issue Price. Talon NZ may use the Issue Price paid by Ultradata only for the following purposes:

(a)     to finance the manufacture and shipment of Talon NZ products;

(b) to pay the principal and accrued interest on the existing loan in the amount of NZ$127,000 owed by Talon NZ to Roland Rogers; and

(c)     for such other purposes as may be approved by Ultradata.

7.3 Retained Earnings. Talon NZ shall not, without the prior approval of Ultradata (such approval not to be unreasonably withheld) declare or pay any dividend or make any other distribution to shareholders, whether in cash, share or other property, after the Settlement Date, and before 30 June 1999. In the event such distribution is approved and made, the amount of such distribution shall be subtracted from the purchase price established under
Section 8.4.

7.4 SEC Reporting Obligations. Talon NZ will use its best endeavours, subject to the relevant information and assistance being provided by Ultradata or KPMG, to ensure that its accounting records contain sufficient information to enable Ultradata to meet its quarterly reporting obligations to the US Securities and Exchange Commission.

8.      OPTIONS AND RIGHT OF FIRST REFUSAL

8.1 Grant of Options: In consideration of Ultradata performing its obligations under this Agreement,:

(a) the Shareholders grant to Ultradata an option (the "Share Option") to acquire 81.1% of the shares in Talon NZ, being all of the shares in Talon NZ apart from those issued to Ultradata pursuant to the Share Issue (the "Talon NZ Shares") on the terms and conditions set out in Section 8.4; and

(b) Talon NZ itself grants Ultradata an option (the "Asset Option") to acquire all of the operating assets and undertaking of Talon NZ (the "Talon NZ Assets") on the terms and conditions set out in Section 8.5, provided that, if either the Asset Option or the Share Option is exercised, the Option that is not exercised will automatically lapse and cease to be of any further effect.

8.2 Time of Exercise: Ultradata may exercise either the Share Option or the Asset Option (together called the "Options") at any time after the date of this Agreement and before 30 June 1999 (the actual date of exercise being referred to as the "Exercise Date"). If neither of the Options is exercised by 30 June 1999, the Options will lapse.

8.3 No Change in Accounting Practice: Talon NZ will not change its accounting methods for computing depreciation or inventory valuation before the Share Option is exercised, unless agreed to by Ultradata on the recommendation of its auditors, KPMG ("KPMG").

8.4 Terms of Share Option: The terms and conditions of the Share Option are as follows:

(a) If the Share Option is exercised on or before 31 December 1998, the price payable for the Talon NZ Shares (the "Share Option Price") (subject to adjustment as provided in Section 8.4(c)) will be the greater of:

(i) US$2.5 million less 81.1% of the Negative Adjustment (as defined in Section 1 .5); and

(ii) a sum equal to 81.1% of 13 times the Net Earnings of Talon NZ for the 12 months ending 31 December 1998 less 81.1% of the Negative Adjustment.

(b) If the Share Option is exercised after 31 December 1998 and before 30 June 1999, the Share Option Price (subject to adjustment as provided in Section 8.4(d)) will be the greater of:

(i)     US$4 million less 81.1% of the Negative Adjustment; and

(ii) a sum equal to 81.1% of 13 times the Net Earnings of Talon NZ in the 12 months immediately preceding the Exercise Date less 81.1% of the Negative Adjustment.

(c) For the purposes of this Section 8 the expression "Net Earnings" means the net profit after tax of Talon NZ for the period in question and means those earnings that would have been achieved had the US/New Zealand currency exchange rate been fixed for the period in question. Any gains or recoveries made from extraordinary items or items that have been written off in the financial statements of Talon NZ will not be taken into account in determining the "Net Earnings" of Talon NZ but the after tax gain will be applied to reduce the Negative Adjustment (as defined in Section 1.5). The parties will use their best endeavours to agree on an algorithm or other formula for determining the Net Earnings and, if necessary, will obtain KPMG's assistance and approval. Where products have been sold to Talon/GPS or to Ultradata at a discount below market price (as referred to in Section 4.2) earnings will be adjusted as if such discounts had not been given.

(d) If the Share Option is exercised, the Share Option Price determined in accordance with Section 8.4(a) or 8.4(b), as the case may be, will be satisfied by the issue to the Shareholders of such number of fully-paid shares of common stock of Ultradata ("Ultradata Shares"), valued in accordance with Section 8.6, as equals the Share Option Price. In addition Ultradata will provide at settlement Talon NZ with sufficient funds to enable Talon NZ to repay all shareholder loans up to the amount specified in the Talon NZ Financial Statements. Of the Share Option Price, NZ$300,000, or its equivalent value in Ultradata Shares, will be retained and will be held in escrow in accordance with Section 8.8.

(e) The Shareholders will transfer all of the Talon NZ Shares to Ultradata in exchange for new Ultradata Shares, with the result that all of the Shareholders will become shareholders of Ultradata and Talon NZ will become a wholly-owned subsidiary of Ultradata.

(f) Ultradata will use its best endeavours to relieve the Shareholders of all personal and bank guarantees made in Talon NZs favour.

8.5     Terms of Asset Option: The terms of the Asset Option are as follows:

(a) If Ultradata exercises the Asset Option, the price payable for the Talon NZ Assets (the "Asset Option Price") will be the sum of the operating assets of Talon NZ purchased at their book values at the Exercise Date as determined by KPMG plus a premium calculated as the difference between:

(i) the Share Option Price determined in accordance with either Section 8.4(a) or Section 8.4(b), as the case may be (except that the references in those Sections to "81.1% of 13 times the Net Earnings" shall be treated as "13 times the Net Earnings"), and

(ii) the value of the net assets of Talon NZ as at the Exercise Date as determined by KPMG, who will also be responsible for resolving any difference of opinion between the parties as to the calculation of the net asset value or the premium.

(b) If the Asset Option is exercised, the Asset Option Price will be satisfied at settlement by way of an amount in cash equal to the lesser of
(i) the sum of the debts and shareholder loans referred to in paragraphs (i),
(ii), (iii) and (iv) of Section 8.5(c) and (ii) NZ$1.5 million, with the balance of the Asset Option Price being contemporaneously satisfied by the issue to Talon NZ of Ultradata Shares or by payment in cash, or a combination of both, at Ultradata's discretion. The sum of NZ$300,000, or its equivalent value in Ultradata Shares, will be withheld from payment and will be held in escrow in accordance with Section 8.8.

(c) Talon NZ must use the cash component of the Asset Option Price to repay all of its liabilities in the following order:

(i)     all taxes due;

(ii)    bank debt;

(iii)   other creditors, exclusive of shareholders;

(iv)    shareholder loans recorded on the balance sheet;

(v)     shareholders

8.6     Pricing of Ultradata Shares: All Ultradata Shares issued pursuant to
Section 8.4 or Section 8.5 will be issued in accordance with the applicable U.S. law and rules of the U.S. Securities Exchange Commission and with applicable New Zealand law. The price of the Ultradata Shares (the "Exchange Price") will be the average of the mid-point between the Bid and Ask of Ultradata Shares prices as of the close of market on each of the trading days between 25 and 15 days prior to the Exercise Date. To the extent Ultradata chooses to issue Ultradata Shares, the number of Ultradata Shares to be issued hereunder shall be determined by dividing that amount of the Share Option Price or Asset Option Price being paid in Ultradata Shares by the Exchange Price.
No fractional shares of Ultradata Shares shall be issued and, in lieu thereof, the Shareholders who would otherwise be entitled to a fractional share interest (after taking into account all shares of Talon NZ held by them) shall be paid an amount in cash equal to the product of such fractional share interest and the Exchange Price.

8.7 Method of Exercise of Options: Ultradata may exercise either of the Options by completing, signing and delivering to the registered office of Talon NZ two copies of an agreement for sale and purchase of the Talon NZ Shares or the Talon NZ Assets, as the case may be (the "Sale Agreement"). The Sale Agreement will be in the form set out as Exhibit 8.7. Within five working days from the date of delivery of the Sale Agreement Talon NZ will procure that the Sale Agreement is signed and will return to the registered office of Ultradata one copy of the Sale Agreement. If Talon NZ fails to do so, it will be deemed to have appointed Ultradata as its and (if necessary) the Shareholders' attorney for the purpose of signing and completing settlement under the Sale Agreement.

8.8 Escrow Arrangements. On the date upon which Ultradata's acquisition of Talon NZ pursuant to either of the Options is completed (the "Option Settlement Date"), Ultradata will deposit in escrow, with an escrow agent ("Escrow Agent") reasonably acceptable to Talon NZ and Ultradata and pursuant to an escrow agreement ("Escrow Agreement") substantially in the form attached as Exhibit 8.8, NZ$300,000, or its equivalent value in Ultradata Shares based upon the Exchange Price (collectively, the "Escrow Fund"). The Escrow Fund shall be held for a period of 12 months from the Option Settlement Date and distributed pursuant to the terms and provisions of the Escrow Agreement.

8.9 Right of First Refusal: If neither of the Options is exercised by 30 June 1999, Ultradata will nevertheless have a right of first refusal to acquire the Talon NZ Assets or all (but not some) of the Talon NZ Shares until 30 June 2000 on the following terms and conditions:

(a) If Talon NZ receives or becomes aware of a bona fide offer from an independent party to purchase the Talon NZ Assets or the Talon NZ Shares, it will notify Ultradata of the price and other material terms of the offer (the "Independent Offer"), and will provide written evidence of such offer.

(b) Ultradata will have 20 working days within which to match the Independent Offer, failing which Talon NZ may sell the Talon NZ Assets or the Shareholders may sell the Talon NZ Shares:

(i) at any price being not lower than the price specified in the Independent Offer; or

(ii) at a lower price than that specified in the Independent Offer, provided that Talon NZ has first notified Ultradata giving it an opportunity to match the lower price and Ultradata has not matched that lower price within three
(3) working days after receiving Talon NZ's notification.

(c) If Ultradata wishes to exercise its right of first refusal, it will do so in the manner specified in Section 8.7 (with all necessary modifications).

(d) If the Independent Offer contains elements that bring the matching price into dispute between the parties, an independent person acceptable to both parties, shall prepare the valuation, the result of which shall be binding on the parties. If the parties cannot agree on the independent person within seven days, either party may request the Chairman of the Auckland branch of the New Zealand Institute of Accountants to appoint an independent person and such person will be deemed to have been properly appointed under this Section.

8.10 Repurchase of Ultradata's Shares: If neither of the Options is exercised by 30 June 1999, Talon NZ or the Shareholders may at any time thereafter (except where Ultradata has exercised its right of first refusal under Section 8.9) repurchase the shares in Talon NZ held by Ultradata upon payment to Ultradata of the purchase price paid by Ultradata, plus interest at the rate of I % above the Prime Rate calculated from the Settlement Date to the date of repurchase.

8.11    Assignment: Ultradata may at any time assign its rights under this
Section 8 to Talon/GPS on giving written notice to Talon NZ.

9.      CONDITIONS PRECEDENT

9.1 Conditions to Ultradata's Obligations. Ultradata's obligations to effect the Share Issue and the other transactions contemplated by this Agreement shall be subject to the satisfaction (or waiver by Ultradata) prior to or on the Settlement Date of the following conditions:

(a) The representations and warranties made by Talon NZ in this Agreement shall be true in all material respects on and as of the Settlement Date with the same effect as though such representations and warranties had been made or given on and as of the Settlement Date;

(b) Talon NZ shall have performed and complied in all material respects with all of its obligations and agreements required to be performed prior to the Settlement Date under this Agreement;

(c) No action, suit or proceeding shall be pending or threatened before any court or quasi-judicial or administrative agency of any jurisdiction or before any arbitrator wherein an unfavorable injunction (preliminary or permanent), temporary restraining order, judgment, order, decree, or charge would:

(i) prevent, prohibit or inhibit consummation of any of the transactions contemplated by this Agreement;

(ii) cause any of the transactions contemplated by this Agreement to be rescinded following consummation;

(iii) adversely affect the right of Ultradata to own the Voting Shares or the Non-Voting Shares;

(iv) affect adversely the right of any of Talon NZ to own its assets and operate its business;

(v) hold any one or more of the directors of Talon NZ liable for a breach of their fiduciary duties in connection with this Agreement or any of the transactions contemplated hereby; or

(vi) adversely affect the financial condition, the results of operations or the business or prospects of Talon NZ (and no such injunction (preliminary or permanent), temporary restraining order, judgment, order, decree, or charge shall be in effect). There shall not be any action taken, or any statute, rule, regulation or order enacted, entered, enforced or deemed applicable to the Share Issue which makes the consummation of the Share Issue or the other transactions contemplated hereby illegal;

(d) All necessary regulatory approvals, consents, authorizations and other approvals, including the requisite approval of this Agreement, the Share Issue and the Amendments by the Shareholders required by law for consummation of the Share Issue and the other transactions contemplated hereby shall have been obtained and all waiting periods required by law shall have expired;

(e) Subject to Section 1.5 , Talon NZ shall have provided to Ultradata, on or prior to the Settlement Date, the audited consolidated balance sheets of Talon NZ and its subsidiaries as at 31 December 1997 and related consolidated income statements and statements of changes in shareholders' equity and of cash flows for the two preceding fiscal years, together with any notes thereto; and

(e) Ultradata or its authorized representative shall have received all documents required to be received from Talon NZ on or prior to the Settlement Date, all in form and substance reasonably satisfactory to Ultradata.

9.2 Conditions to Talon NZ's Obligations. Talon NZ's obligation to effect the Share Issue and the other transactions contemplated by this Agreement shall be subject to the satisfaction (or waiver by Talon NZ) prior to or on the Settlement Date of the following conditions:

(a) The representations and warranties made by Ultradata in this Agreement shall be true in all material respects on and as of the Settlement Date with the same effect as though such representations and warranties had been made or given on the Settlement Date;

(b) Ultradata shall have performed and complied in all material respects with all of its obligations and agreements hereunder required to be performed prior to the Settlement Date under this Agreement;

(c) No action, suit or proceeding shall be pending or threatened before any court or quasi-judicial or administrative agency of any jurisdiction or before any arbitrator wherein an unfavorable injunction (preliminary or permanent), temporary restraining order, judgment, order, decree, or charge would prevent, prohibit or inhibit consummation of any of the transactions contemplated by this Agreement. There shall not be any action taken, or any statute, rule, regulation or order enacted, entered, enforced or deemed applicable to the Share Purchase which makes the consummation of the Share Purchase or the other transactions contemplated hereby illegal;

(d) All necessary regulatory approvals, consents, authorizations and other approvals (including the requisite approval of this Agreement, the Share Purchase and the Amendments by the Shareholders) required by law for consummation of the Share Purchase and the other transactions contemplated hereby shall have been obtained and all waiting periods required by law shall have expired; and

(e) Talon NZ shall have received all documents required to be received from Ultradata on or prior to the Settlement Date, all in form and substance reasonably satisfactory to Talon NZ.

10.     TERMINATION OR ABANDONMENT

10.1 Mutual Agreement. This Agreement may be terminated by the mutual written agreement of the parties at any time prior to the Settlement Date, regardless of whether shareholder approval of this Agreement, the Share Issue and the Amendments by the Shareholders shall have been previously obtained.

10.2 Breach of Agreements. In the event that there is a material breach in any of the representations and warranties or agreements of Ultradata or Talon NZ, which breach is not cured within 20 days after notice to cure such breach is given to the breaching party by the non-breaching party, then the non-breaching party, regardless of whether shareholder approval of this Agreement, the Share Issue and the Amendments shall have been previously obtained, may terminate and cancel this Agreement by providing written notice of such action to the other party hereto.

10.3 Failure of Conditions. In the event that any of the conditions to the obligations of either party are not satisfied or waived on or prior to the Settlement Date, and if any applicable cure period provided in Section 10.2 has lapsed, then such party may, regardless of whether shareholder approval of this Agreement, the Share Issue and the Amendments shall have been previously obtained, terminate and cancel this Agreement by delivery of written notice of such action to the other party on such date.

10.4 Shareholder Approval Denial. If this Agreement, the Share Issue and the Amendments are not approved by the requisite vote of the Shareholders, then either party may terminate this Agreement.

10.5 Automatic Termination. If the Settlement Date does not occur on or prior to the expiration of the first anniversary of the date of this Agreement, then this Agreement may be terminated by either party by giving written notice to the other.

11.     CERTAIN PAYMENTS UPON TERMINATION OR ABANDONMENT

11.1 General. Ultradata and Talon NZ agree that each will spend considerable time, effort and money in connection with the undertakings and responsibilities of each pursuant to this Agreement, and that the failure of the other party to accomplish its undertakings and responsibilities in a timely fashion will result in substantial economic loss to the first party, which economic loss is extremely difficult or impossible to estimate. Ultradata and Talon NZ therefore agree that if this Agreement is terminated in accordance with Section 10, it is appropriate that the specified payments set forth in this Section be paid as the agreed liquidated damages to the other party.

11.2 Liabilities upon Termination of Agreement. In the event that this Agreement is terminated or the Share Issue is abandoned pursuant to the provisions of Section 10 , no party hereto shall have any liability to any other party for costs, expenses, damages or otherwise; provided, however, that, notwithstanding the foregoing,

(a)     in the event that this Agreement is terminated pursuant to Section
10.5 , on account of the failure of the Shareholders to approve this Agreement, the Share Issue and or Amendments, then Talon NZ shall reimburse Ultradata for all reasonable out-of-pocket costs and expenses (including reasonable fees of its attorneys, accountants and investment bankers) paid or payable by Ultradata in connection with this Agreement and the Share issue, subject, however, to a maximum of US$50,000.

(b)     in the event that this Agreement is terminated pursuant to Section
10.2 , on account of a material breach in any of the representations and warranties or agreements of one of the parties hereto, then the other party shall be entitled to institute an action for appropriate damages against such breaching party, provided however that no damages may be claimed involving costs incurred prior to the signing of this agreement by the parties hereto nor shall any potential profit or gain by the claimant be included in such damages.

12.     GENERAL

12.1 Publicity. Ultradata and Talon NZ shall cooperate with each other in the development and distribution of all news releases and other public disclosures concerning this Agreement and the Share Issue shall not issue any news release or make any other public disclosure without the prior consent of the other party, unless such is required by law upon the written advice of counsel or is in response to published newspaper or other mass media reports regarding the transaction contemplated hereby, in which such latter event the parties shall consult with each other regarding such responsive public disclosure.

12.2 Notices. All notices, consents, requests, demands and other communications hereunder are to be in writing and are deemed to have been duly given or made:

(a)     when delivered in person;

(b) in the case of telegraph or overnight courier services, one Business Day after delivery to the telegraph company or overnight courier service with payment provided for; or

(c) in the case of telex or telecopy or fax one working day after it is sent, verification received, in each case addressed to the parties as set forth below (or to such other address as any party may designate by notice to the other parties in accordance with the terms of this Section):

if to Ultradata:

Ultradata Systems, Inc.
9375 Dielman Industrial Drive
St. Louis, Missouri 63132
Attention:      Mr. Monte Ross
Facsimile:      (314) 997-1281

with a copy to:
Lewis, Rice & Fingersh
500 North Broadway, Suite 2000
St. Louis, Missouri 63102
Attention:      Steven H. Akre, Esq.
Facsimile:      (314) 241-6056

if to Talon NZ:

Talon Research & Development Co. Limited
24 Kawana Street
Northcote
Auckland
Attention:      Peter Maire

Facsimile:      (64-9) 480-3176

with a copy to:
Mr P Denis Lane
I 4A Coronation Road
Epsom,
Auckland
Facsimile:      (64-9) 631-5714

12.3 Nonsurvival of Representations, Warranties and Agreements. Except for and as provided in this Section, no representation, warranty or agreement contained in this Agreement shall survive the Settlement Date or the earlier termination of this Agreement. The agreements set forth in Sections 6, 7 and 8 shall survive the Settlement Date and the agreements set forth in Section 11 shall survive the Settlement Date or the earlier termination of this Agreement.

12.4 Costs and Expenses. Except as may be otherwise provided herein, each party shall pay its own costs and expenses incurred in connection with this Agreement and the matters contemplated hereby, including without limitation all fees and expenses of attorneys, accountants, brokers, financial advisors and other professionals.

12.5 Entire Agreement. This Agreement constitutes the entire agreement between the parties and supersedes and cancels any and all prior discussions, negotiations, undertakings, agreements in principle and other agreements between the parties relating to the subject matter hereof.

12.6 Headings and Captions. The captions of Articles and Sections hereof are for convenience only and shall not control or affect the meaning or construction of any of the provisions of this Agreement.

12.7 Waiver, Amendment or Modification. The conditions of this Agreement which may be waived may only be waived by notice to the other party waiving such condition. The failure of any party at any time or times to require performance of any provision hereof shall in no manner affect the right at a later time to enforce the same. This Agreement not be amended or modified except by a written document duly executed by the parties hereto.

12.8    Rules of Construction. Unless the context otherwise requires:

(a)     a term has the meaning assigned to it;

(b) an accounting term not otherwise defined has the meaning assigned to it in accordance with generally accepted accounting principles;

(c)     "or" is not exclusive; and

(d) words in the singular may include the plural and in the plural include the singular.

12.9 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original and all of which shall be deemed one and the same instrument.


12.10 Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns. There shall be no third party beneficiaries hereof.

12.11   Governing Law. This Agreement shall be governed by:

(a) the laws of New Zealand for the determination of issues relating to the enforcement of the duties or obligations of Talon or the Shareholders under this Agreement; and

(b) the laws of Missouri for the determination of issues relating to the enforcement of the duties or obligations of Ultradata under this Agreement.

All other matters will be determined in such jurisdiction as exclusively relates to the subject matter provided that:

(c) any party wishing to initiate legal proceedings must do so in the State or country of the proposed defendant; and

(d) if judgment is given in favour of the defendant, the defendant may register that judgment for enforcement in the country of the plaintiff.

12.12 Assignment: This Agreement may not be assigned by either of the parties hereto except as expressly provided herein.

IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the day and year first above written.


ULTRADATA SYSTEMS, INC.


By______________________________

Name:__________________________

TitIe:___________________________


TALON RESEARCH & DEVELOPMENT CO. LIMITED.


By:______________________________

Name____________________________

TitIe:___________________________


THE SHAREHOLDERS

By:____________________________

Name:_________________________

By____________________________


Name:_________________________

By:___________________________

Name:_________________________

By:____________________________

Name:__________________________

By:____________________________

        *********************************************************

                                                          EXHIBIT 2

THIS DEED made the 27th day of August, 1998


BETWEEN TALON RESEARCH & DEVELOPMENT CO. LIMITED

  a company incorporated in New Zealand ("Talon")

  AND

  The persons whose names and signatures appear at the end of this deed being shareholders of Talon ("the Original Shareholders")

  AND ULTRADATA SYSTEMS INC. a Delaware corporation ("Ultradata")

WHEREAS:

    1.THE parties hereto are parties to a share issue and option agreement
      ("the Share Issue and Option Agreement") dated the    day of March 1998.

    2.THE parties hereto wish to vary the Share Issue and Option Agreement as hereinafter provided and the Original Shareholders and Ultradata have agreed to enter into the share option hereinafter provided.

NOW THEREFORE it is hereby agreed between the parties hereto as follows:

    1.PETER CHARLES MAIRE, CATHERINE NANCY MAIRE, ANTHONY JAMES SMITH and
      HAROLD DESMOND KIDD (together called the Maire Trustees), CAPRICORN HOLDINGS LIMITED (Capricorn), LIONEL RONALD ROGERS (Rogers), and BARRY OWEN GILLARD (Gillard) (the Maire Trustees, Capricorn, Rogers, and Gillard being hereinafter together called "the Option Givers") hereby grant to Ultradata upon the following terms the option to buy the shares in Talon recorded after their names in the Schedule of Original Shareholders and Shares Subject to Option annexed hereto.

    2.THE consideration payable by Ultradata for the option given in clause 1.
      shall be $632,850.00 and shall be paid to the Option Givers forthwith after this deed has been executed by all parties.

    3.THE option given in clause 1 shall be upon the following terms.

      (a)The option may be exercised only between the day on which the audited accounts of Talon for the year ended 3lst day of December 1998 are signed by the auditors of Talon and a copy thereof delivered to Ultradata and the day 30 days after the aforesaid copy is delivered to Ultradata.

      (b)Contemporaneously with the exercise of the option Ultradata shall pay the option price of $1,476,650.00 to Talon to be held by Talon in a separate bank account upon trust for the Option Givers.

      (c)Time shall be of the essence in respect of the exercise of the option and payment of the option price.

      (d)As soon as practical after the option has been exercised Ultradata shall deliver to each of the Option Givers share transfers signed by Ultradata providing for the transfer of the shares in respect of which the option is given.

      (e)As soon as practical after receiving the same the Option Givers shall sign their respective share transfers and deliver them to the directors of Talon for registration.

      (f)Contemporaneously with the receipt by the directors of Talon of each of the completed share transfers Talon shall, from the moneys received from Ultradata, pay to the Option Givers delivering such transfers the share of the option price payable for the shares so transferred.

      (g)The option hereby given may be exercised only in respect of all of the shares in respect of which the option is hereby given.

    4.THE option price payable as aforesaid shall be divided between the Option
      Givers pro rata according to the number of shares in respect of which each such shareholder has given the option.

    5.REFERENCE to dollars in this deed is to New Zealand dollars.

    6.PURSUANT to clause 12.18 of Talon's Constitution the Original Shareholders and Ultradata being all the shareholders of Talon approve the aforementioned proposed share transfers.

    7.THE terms of the Share Issue & Option Agreement are varied as follows:

      (a)All references in Section 8 (Options and Right of first refusal) to 31st December 1998 are changed to 31 December 1999 and all references in that Section to 30 June 1999 are changed to 30 June 2000.

       b)If the option hereby given is exercised and completed the other provisions of section 8 shall be modified to take account of the reduction in the number of shares in Talon which will then be held by the Original Shareholders

    8.THE provisions of this deed and the rights and obligations of the parties hereto shall be governed by and construed and interpreted in accordance with the laws of New Zealand and the New Zealand courts have sole jurisdiction relative thereto.

    9.THE rights of Ultradata hereunder may not be assigned to any third party without the consent of all other parties hereto.

   10.IT is agreed that the auditors of Talon will be the Auckland office of KPMG Chartered Accountants or such other firm of chartered accountants in Auckland as may otherwise be agreed between the parties hereto.

   11.THIS deed shall be binding only when it has been executed by all parties hereto and such executions advised to the other parties hereto. Signing may be on separate copies and in such case advice of execution shall be deemed to be given when a copy is transmitted to the other parties by facsimile to the address for service of the other parties.

   12.UNTIL receipt by all parties hereto of any alterations thereto the addresses for service of the parties hereto shall be as follows:

        TO:Talon, Original Shareholders and Option Givers

           Talon Research & Development Co. Limited
           24 Kawana Street
           Northcote
           AUCKLAND
           Attention: Mr Peter Maire
           Facsimile: (64-9)4803176

           with a copy to:
           Mr P DLane
           14A Coronation Road
           Epsom
           Auckland
           Facsimile:(64-9)631574

        TO:Ultradata Systems Inc

           Ultra Data Inc.
           9375 Dielman Industrial Drive
           St Louis
           Missouri 63122
           Attention:Mr Monte Ross
           Facsimile:(314)9971281



IN WITNESS WHEREOF these presents have been executed the day and year first hereinbefore written.

SIGNED on behalf of the said           _________________________________
TALON RESEARCH & DEVELOPMENT
CO. LIMITED in the presence of:        _________________________________


SIGNED on behalf of the said           _________________________________
ULTRADATA SYSTEMS INC.                 in the presence of:

SIGNED by the Original Shareholders)
                                       _______________________

                                       _______________________

                                       _______________________


        *******************************************************

                                                         EXHIBIT 3

   Deed relating to
   Variation of Option Deed dated 27 August 1998
   Talon Research & Development Co. Limited

   and

   The persons whose names and signatures appear at the end of this Deed

   and

   Ultradata Systems, Inc.


   Date


   This Agreement is made on

   between    (1)TALON RESEARCH & DEVELOPMENT CO. LIMITED (Talon)

   and        (2)The persons whose names and signatures appear at the
                 end of this Deed (the Original Shareholders)

   and        (3)ULTRADATA SYSTEMS, INC. (Ultradata).


   Introduction

     A.The parties are parties to a Deed dated 27 August 1998 (the
       Option Deed) whereby the persons described in that Deed as the "Option Givers" granted to Ultradata an option to buy further shares in Talon.


     B.The parties have agreed to amend the Option Deed in the manner set out below.

   It is agreed

     1.Expressions with capital initials which are not separately defined in this Deed will have the meanings ascribed to them in the Option Deed.

     2.The parties acknowledge and agree that, notwithstanding anything to the contrary in the Option Deed:

        (a)the sum of $632,850.00, being the amount paid by Ultradata for the option granted under the Option Deed, is deemed to be the option price;

        (b)the option is deemed to have been properly exercised;

        (c)in full satisfaction of their obligations under the Option Deed the Option Givers will contemporaneously with execution of this Deed transfer to Ultradata 814 shares in Talon allocated as follows:

                 Capricorn Holdings Limited
                  non-voting shares
                   Peter Charles Maire, Catherine Nancy
                   Maire, Anthony James Smith and
                   Harold Desmond Kidd

                  non-voting shares
                   Barry Owen Gillard
                  non-voting shares.

     3.In consideration of the Original Shareholders agreeing to amend the Option Deed in the manner set out above, Ultradata undertakes to put in place immediately a standby letter of credit for US$400,000 to the benefit of Talon's bank as security against Talon's credit facilities with its bank.

     4.The provisions of the Option Deed are deemed to be incorporated in this Deed except to the extent that those provisions have been expressly amended by this Deed.

     5.Immediately following the transfer to Ultradata of the shares referred to in clause 3, the Option Deed and the Share Issue and Option Agreement dated 19 March 1998 will cease to have any further effect, the intent being that Ultradata will have no further right (except pursuant to the constitution of Talon or with the agreement of the other shareholders of Talon) to acquire any further shares in Talon.


Execution

 TALON RESEARCH &
 DEVELOPMENT CO. LIMITED by Director

                                    __________________
                                    Director


SIGNED by the Original Shareholders
       in the presence of:          ___________________
                                    L R Rogers

                                    ___________________
                                    P C Maire

 ____________________________
 Director/Capricorn Holdings Limited

 ____________________________
 Director/Capricorn Holdings Limited
 Witness to all Signatures


________________________      ________________________
Name                           PC Maire

________________________      ________________________
Occupation                     C N Maire

________________________      ________________________
Place of residence             AJ Smith

                               _______________________
                               H D Kidd


                              ________________________
                               S Newman

                              ________________________
                               B 0 Gillard


ULTRADATA SYSTEMS, INC. by    ________________________
                               Director

                              ________________________
                               Director

       ************************************************************

                                                           EXHIBIT 4


                      INTERNET MARKETING AGREEMENT

     This Agreement is made as of May 1, 1999 (the "Effective Date"), by and between ULTRA DATA SYSTEMS, INC., a Delaware corporation with its principal place of business as 9375 Dielman Industrial Drive, St. Louis, Missouri, 63132, ("Principal"), and INFLUENCE DATA, LLC, a Missouri limited liability company with its principal place of business at 35 Maryland Plaza, St. Louis, Missouri 63108 ("Representative").

                               RECITALS

Principal manufactures, distributes and sells handheld direction, location and information products and Representative is engaged in the business of developing and marketing ecommerce websites and acting as a sales representative. Principal and Representative desire to enter into a relationship on the terms and conditions set forth below whereby Representative will develop, own, operate and maintain a website for Principal's products and act as the exclusive representative of Principal for certain products ordered through the internet.

                           TERMS AND CONDITIONS

In consideration of the agreements set forth herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

1. Definitions

The words below have the following definitions and meanings:

     1.1 "Content" means all text, pictures, sound, graphics, video and other data supplied by Principal to Representative as such materials may be modified from time to time, including the Intellectual Property Rights pertaining to the Products.

     1.2 "Contract Year" means each twelve month period commencing April 1 and ending on March 31.

     1.3 "Domain Name" means the domain name specified for the Website by Principal from time to time. The initial Domain Name is specified in Exhibit B.

     1.4 "Intellectual Property Rights" means any and all now known or hereafter known tangible and intangible (a) rights associated with works of authorship throughout the universe, including but not limited to copyrights, moral rights, and mask-work, (b) trademark and trade name rights and similar rights, (c) trade secret rights, (d) patents, designs, algorithms and other industrial property rights, (e) all other intellectual and industrial property rights (of every kind and nature throughout the universe and however designated) (including logos, "rental" rights and rights to remuneration), whether arising by operation of law, contract, license, or otherwise, and (f) all registrations, initial applications, renewals, extensions, continuations, divisions or reissues hereof now or hereafter in force (including any rights in any of the foregoing).

     1.5 "Products" means Principal's handheld direction, location and information products.

     1.6 "Representative Tools" means any tools, both in object code and source code form, which Representative has already developed or which Representative independently develops or licenses from a third party, including any tools which Representative creates pursuant to this Agreement. By way of example, Representative Tools may include, without limitation, toolbars for maneuvering between pages, search engines, Java applets, and ActiveX controls.

     1.7 "Website" means the user interface, functionality and Content made available on pages under the Domain Name.

     1.8 "Work Product" means all HTML files, Java files, graphics files, animation files, data files, technology, scripts and programs, both in object code and source code form, all documentation and any other deliverable used by Representative in accordance with the terms of this Agreement.

2. Representative Engagement

     2.1 DESIGNATION. Principal hereby designates Representative to develop, own, operate and maintain an internet Website to market Products as provided below.

     2.2 SALES REPRESENTATIVE. Principal hereby appoints Representative as its exclusive sales representative to solicit purchase orders for its Products from customers who order through any internet Website and Representative hereby accepts such appointment. During the term of this Agreement, Principal expressly acknowledges and agrees that it cannot market, directly or indirectly, or permit others to market, directly or indirectly its Products through the Internet or any website without the prior written consent of the Representative, provided, however, Principal's Products may be marketed through the Internet or any website by another entity (unrelated in any manner to Principal) if the sales revenue from the Internet or any website for such entity does not exceed in any twelve month period more than twenty percent (20%) of the total sales revenue generated by such entity through all channels of distribution as determined by Principal using its best efforts on a good faith basis.

     2.3 PAYMENT PROCEDURES. Representative covenants and agrees to take such actions as are reasonably necessary to implement an accounting and payment validation system for all Internet Website sales. Representative shall remit payment to Principal on all sales items (including applicable freight charges without any mark-up above that amount charged to the customer) within thirty
(30) days of (i) payment receipt by Representative from Internet Website purchaser and (ii) shipment to Internet Website purchaser of Product.

     2.4 PROMOTION AND ADVERTISING. Principal hereby engages Representative to develop and implement a program for selling promotion and advertising space to entities, including, but not limited to, travel and hospitality companies featured on Principal's product and data. All revenue generated from such activities shall be paid to Representative. Representative and Principal each recognize that any and all reasonable costs incurred in the development and implementation of these opportunities, whether or not to related parties, will be paid for by Representative.

     2.5 TECHNOLOGY DEVELOPMENT. Representative shall review the possibility of developing technologies, systems and processes that allows for the transfer, use and distribution of Principal" database through other personal digital assistants i.e., Palm Pilot).

     2.6 LOGISTICS. Representative shall process all customer orders which includes credit card validation, customer billings and collections. Representatives shall e-mail the following customer orders information to Principal at least each week:

          Name, address

     All orders shall be e-mailed to Gkaiser@ultradatasystems.com until further notification from Principal. Principal shall fulfill all customer orders includes product packaging, shipping, and postage. Principal shall present individual customer invoices to Representative by the end of each week on all orders presented by Representative to Principal. Representative shall use the customer invoices for shipping verification and account payable purposes. Principal and Representatives agree to reconcile returns, accounts payable, and account receivables by the 25th of each month for the previous month sales.

     2.7 STATEMENT OF NON-RECEIPT. Principal shall at its own discretion, resend products to customer that make claims of non-receipt of product.

3. Website Development.

Representative shall design, implement and maintain an internet Website for the purpose of selling Products.

     3.1 Delivery of Initial Content. Principal shall deliver to Representative all Content proposed for Representative to incorporate into the
Work Product ("Proposed Materials") together with all Principal's marketing materials relating to the Products The Proposed Materials shall be in the format(s) specified in Exhibit A. Representative may use materials not provided by Principal in connection with, and on, the Website provided that the use of such materials are subject to Principal's prior reasonable written approval.

     3.2 Representative Tools, Ownership. As between Representative and Principal, all Representative Tools, and Content not provided by Principal, are owned by Representative. Principal shall have not right or license thereto.

     3.3 Design and Approval. Representative shall maintain artistic control over the design and content of the Website and modifications thereto, subject to Principal's prior written approval which shall not be unreasonably withheld or delayed.

     3.4 Services. Representative shall provide the following services:

         3.4.1 DOMAIN NAME. If requested by Principal, Representative shall register the Domain Name with InterNIC, Network Solutions or their successor(s). Representative shall own all right, title and interest in and to the Domain Name and all Intellectual Property Rights related thereto, except that Principal shall continue to own and enjoy the good will associated with Principal's Marks as defined in Section 5.

         3.4.2 SITE BACKUP. Representative shall maintain a complete and current copy of the Website on a server located at a remote location.

         3.4.3 SECURITY. Representative shall use reasonable efforts to prevent unauthorized access to restricted areas of the Website and any databases or other sensitive material generated from or used in conjunction with the Website.

4.Principal License.

During the Term of this Agreement, Principal hereby grants to Representative a nonexclusive, non-sublicenseable, royalty-free, worldwide license to reproduce, distribute, publicly perform, publicly display and digitally perform such Content as is provided or owned by Principal, provided however, in no event shall Representative directly distribute such Content to materials competitor of Principal for competitive purposes. Principal further grants to Representative a non-exclusive license and right to access, use, connect to, and interface with Principal's domain as maintained and used as Principal's corporate website including the right to use the domain name therefor.

5.Trademarks.

Subject to the terms and conditions of this Agreement, each party hereby grants to the other party a limited, non-exclusive, non-sublicenseable, royalty-free, worldwide license to use such party's trademarks, service marks, trade names, logos or other commercial or product designations (collectively, "Marks") for the purposes of creating content directories or indices and for marketing and promotion the Website and the Products. The trademark owner may terminate the foregoing license if, in its sole discretion, the licensee's use of the Marks does not conform to the owner's standards. Title to and ownership of the owner's Marks shall remain with the owner. The Licensee shall use the Marks exactly in the form provided and in conformance with any trademark usage policies. The licensee shall not form any combination marks with the other party's Marks. The licensee shall not take any action inconsistent with the owner's ownership of the Marks and nay benefits accruing from use of such Marks shall automatically vest in the owners.

6. Principal Content Covenant

During the term of this Agreement, Principal shall not distribute on or for the Website any Content that knowingly: (a) infringes on the Intellectual Property Rights of any third party or any rights of publicity or privacy; (b) violates any law, statute, ordinance or regulation of any country or state (including without limitation the laws and regulations governing export control, unfair competition, anti-discrimination or false advertising); (c) is defamatory, trade libelous, unlawfully threatening or unlawfully harassing; (d) is obscene, child pornographic or indecent; or (e) contains any viruses, Trojan horses, worms, time bombs, cancelbots or other computer programming routines that are intended to damage, detrimentally interfere with, surreptitiously intercept or expropriate any system, data or personal information. Principal shall secure and keep confidential all financial information obtained by or through the Website and/or Representative, such as credit cared data, together with any other private information or information uniquely associated with any individual.

7. Disclaimer of Warranties.

Except as set forth herein, Representative expressly disclaims all warranties or conditions of any kind, express or implied, including without limitation the implied warranties of title, non-infringement, merchantability and fitness for the particular purpose. Among other things, Representative makes no warranty of error free processing, security or privacy of any information, or that the website will be available to users and potential customers for any particular periods or times or dates, or that any level of sales or orders shall be obtained through the website. Representative agrees not to promote competitive products on the Website without approval of Principal.

8. Representative's Marketing Duties.

Representative shall use its reasonable efforts to solicit purchase orders for the Products over the internet. Representative may solicit orders from customers who order Products from Principal through the Website developed by Representative, regardless of where the customer is located, whether in the United State or elsewhere provided, however, Representative shall not knowingly directly solicit those customers of Principal identified on Exhibit C provided further that the general performance of Representative's obligations hereunder shall not violate this covenant.

9. Principal's Obligations.

Principal shall establish suggested retail prices, discounts, specifications, extensions of credit, delivery terms, and all other terms and conditions governing the acceptance of purchase orders and sale of Products as set forth on Schedule 1 attached hereto. Principal May not change the prices or terms set forth on Schedule 1 without prior written notice to Representative, subject to a mutually acceptable adjustment in the commission as set forth in Section 14 hereof based on such price or term adjustment. Principal shall not charge Representative for Products sold to customers ordering through the Website more than is charged to any other distributor or sales representative. Principal shall be solely responsible for designing, supplying and producing Products. Principal shall periodically provide Representative with sales promotion, advertising and descriptive literature, and price lists.

10. Representative's Obligation

     Representative shall develop, own, operate and maintain Website (including order taking and credit processing) market principal's products and other travel-related products; promote in good faith principal's products and technology, and promotion of advertising utilizing principal's products and data.

11. Option.

With respect to new products or types of products developed and/or marketed by Principal after the Effective Date ("New Products"), Representative shall have an exclusive option to market New Products, as follows. The Parties shall engage in good faith discussions designed to lead to an agreement between them that representative shall have the exclusive right to solicit orders on the Internet for New Products, under terms and conditions similar to those in this Agreement (in particular the provisions of Section 2.2), and Principal shall not engage in any negotiations with any third party with respect to such Internet sales and order unless the Parties mutually agree to terminate negotiations.

12. Advertising.

Principal shall place the internet address for the Website on all of Principal's printed advertising materials for Products. Representative may include on the Website advertisements and hyperlinks referring to Representative and its internet Website(s).

13. Purchase Orders.

All purchase orders solicited by Representative shall be on Principal's forms and shall be subject to Principal's acceptance upon such terms and conditions and at such prices as Principal determines. Principal reserves the right to decline any purchase order and to cancel any previously accepted purchase order without liability to Representative. Representative is not entitled to a commission on any purchase order not accepted by Principal.

14. Customer Lists.

The customer lists generated by orders solicited by Representative from the Website or provided by Principal shall be jointly owned by the parties and either may make such use of the customer lists as it sees fit.

15. Representations.

Representative may not make any representations or warranties on behalf of Principal or the Products without Principal's prior consent.

16. Product Availability.

Principal may add, modify or delete items from its list of Products to be marketed on the Website at any time provided Principal may not delete items from its list of Products and then otherwise market such Products through any other website without approval of Representative. Principal shall provide 20 days' written notice to Representative of any reduction or elimination of Products advertised on the Website.

17. Confidential Information.

The parties acknowledge that the other's methods of operation, prices and conduct of its business are valuable and confidential information ("Confidential Information"). Confidential Information includes Representative's software code and Representative Tools. During the term of this Agreement and thereafter, each Party may not, except in the performance of its duties hereunder, use or disclose to any third person any of the other party's Confidential Information.

18. Term.

Unless sooner terminated as provided below, this Agreement will continue in force and effect for five (5) years commencing as of April 1, 1999, and shall automatically renew itself for successive one (1) year renewal terms unless either party gives written notice to the other party of its intention not to renew at least 90 days prior to the end of the current term.

19.Termination.

     19.1 Bankruptcy. Either party may terminate this Agreement effectively immediately upon written notice to the other party if either the other party is dissolved or there is a change in control in its company or business, the other party files for bankruptcy or such a filing is made against the other party, the other party makes an assignment for the benefit of creditors, the other party shall fail to promptly secure or renew any license, registration, permit, authorization or approval necessary for the conduct of its business in the manner contemplated by this Agreement, or if any such license, registration, permit, authorization or approval is revoked or suspended and not reinstated within thirty (30) days; or the other party assigns this Agreement in breach of
Section 23 hereof.

     19.2 Default. Either party may terminate this Agreement by sending to the other party a Notice of Breach in the case of material breach of this Agreement, and if the breach remains uncured for a period of twenty days following issuance of the Notice of Breach then the aggrieved party may immediately terminate this Agreement.

     19.3 Performance Requests. Either party may terminate by Notice the engagement provided for in Section 2.1, 2.2 and 2 3 within forty-five (45) days following the end of a Contract Year, if, for the Contract Year following the first Contract Year, the Representative fails to generate gross revenue of more than $250,000 and thereafter $500,000 per Contract Year.

20. Duties on Expiration or Termination.

Upon expiration or termination, the Parties will promptly return to the other Confidential Information and other things owned by the other Party, and thereafter cease to use the other's Marks and cease in any manner representing or suggesting that a Party is associated with the other Party. Section 13, 14, 1 7, 21 and 22, shall survive termination of this Agreement.

21. Limitations on Liability.

Neither party shall be liable for nay lost profits or special, punitive, incidental or consequential damages (however arising, including negligence) arising out of or in connection with this Agreement.

22. Indemnification.

     22.1 Principal will indemnify, defend and hold harmless Representative from and against all claims, losses, expenses, suits, judgments, settlements, liabilities and costs (including reasonable attorneys' and experts' fees) caused by or arising out of or in other way connected to Representative's solicitation of orders for Products, defects in or other matters affecting the Products, or any breach or any of Principal's Covenants, any alleged or actual infringement including vicarious or contributory infringement of a third party's Intellectual Property Rights by reason of the use, sale or lease of the Products; any claim for infringement resulting from the Representative's compliance with the Principal's written designs, or any specific or direct written instructions from the Principal; and breach of the Confidentiality provisions of Section 1 7.

     22.2 Representative will indemnify, defend and hold harmless Principal from and against all claims, losses, expenses, suits, judgments, settlements, liabilities and costs (including reasonable attorney's and experts' fees) caused by or arising out of unauthorized representations or warranties made by Representative or its employees or agents, or any breach of the Confidentiality provision of Section 1 7.

     22.3 The indemnifying party's obligations are conditioned upon the indemnified party: (a) giving the indemnifying party prompt written notice of any claim, action, suit or proceeding for which the indemnified party is seeking indemnity; (b) granting control of the defense and settlement of the indemnifying party; and (c) reasonably cooperating with the indemnifying party at the indemnifying party's expense.

23. Assignment.

Neither party may assign this Agreement without the prior written consent of the other party.

24. Notices.

All notices shall be in writing and shall be served by either personal delivery, certified mail, overnight courier or facsimile (with a confirming copy mailed if sent only by facsimile) sent to the other party's address or facsimile number set forth in this Agreement or any other address or facsimile number provided by that party. Notices shall be deemed received on the date received if personally delivered, the business day after sending if served by overnight courier or facsimile, or three (3) days after mailing if sent by certified mail.

25. Controlling Law; Forum.

This Agreement, and all rights and obligations hereunder, including matters of construction, validity and performance, shall be governed by the substantive law of the State of Missouri, without giving effect to its conflict of law principals. Both parties agree to submit to jurisdiction in Missouri and further agree that any cause of action arising under this Agreement may be brought in a court in St. Louis County, Missouri, and hereby waive any objection to jurisdiction and venue there, including on the basis of the convenience of the parties and/or witnesses.

26. Attorney Fees and Costs.

The prevailing party in any action to enforce this Agreement shall be entitled to recover costs and expenses including, without limitation, attorney's fees and experts' fees.

27. Severability; Waiver.

If any provision of this Agreement is held to be invalid or unenforceable for any reason, the remaining provisions will continue in full force without being impaired or invalidated in any way. The parties agree to replace any invalid provision with a valid provision which most closely approximates the intent and economic effect of the invalid provision . The waiver by either party of a breach of any provision of this Agreement will not operate or be interpreted as a waiver of any other or subsequent breach.

28. Headings.

Headings used in this Agreement are for reference purposes only and in no way define, limit, construe or describe the scope or extent of such section or in any way affect this Agreement.

29. Independent Contractors.

The parties to this Agreement are independent contractors, and no agency, partnership, joint venture or employee-employer relationship is intended or created by this Agreement. Neither party shall have the power to obligate or bind the other party.

30. Entire Agreement.

This Agreement, including the Exhibits attached hereto, sets forth the entire understanding and agreement of the parties and supersedes any and all oral or written agreements or understandings between the parties as to the subject matter of this Agreement. It may be changed only by a writing signed by both parties. Neither party is relying upon any warranties, representations, assurances or inducements not expressly set forth herein.

31. Counterparts.

This Agreement may be executed in one or more counterparts, each of which shall be deemed an original and all of which shall be taken together and deemed to be one instrument.

32. Miscellaneous.

This Agreement shall incur to the benefit of and be binding on the parties and their representative heirs, personal representatives, successor and permitted assigns.

     IN WITNESS WHEREOF, the parties have executed this Agreement on the date set forth above.

      PRINCIPAL:                      REPRESENTATIVE:
      ULTRA DATA SYSTEMS, INC.        (JOINT VENTURE ENTITY)

      By:__________________________   By:_____________________

      Its:__________________________ Its:_____________________


       ************************************************************


                                                                EXHIBIT 5


                          OPERATING AGREEMENT

                                  OF

                         INFLUENCE DATA, L.L.C.

                  A Missouri Limited Liability Company


May 3, 1999
                         Table of Contents

 ARTICLE I.   DEFINITIONS                                                   1
         1.1 Act 1
         1.2 Additional Capital Contribution                                1
         1.3 Additional Capital Contribution Preferred Distribution         2
         1.4 Additional Capital Contribution Preferred Distribution Premium 2
         1.5 Adjusted Capital Account                                       2
         1.6 Affiliate                                                      2
         1.7 Agreement                                                      2
         1.8 Approval                                                       2
         1.9 Articles                                                       3
        1.10 Assignee                                                       3
        1.11 Assignment                                                     3
        1.12 Capital Account                                                3
        1.13 Capital Contribution                                           3
        1.14 Capital Need                                                   3
        1.15 Cash Flow                                                      3
        1.16 Class A Capital Need Notice                                    3
        1.17 Class A Members                                                3
        1.18 Class A Permitted Transferees                                  3
        1.19 Class B Members                                                3
        1.20 Class B Member Readily Tradable Securities                     4
        1.21 Class B Permitted Transferee                                   4
        1.22 Code                                                           4
        1.23 Company                                                        4
        1.24 Contributing Member                                            4
        1.25 Dissolution                                                    4
        1.26 Event of Withdrawal                                            4
        1.27 Fiscal Year                                                    4
        1.28 Income                                                         4
        1.29 Initial Capital Contribution                                   4
        1.30 Interest or Member Interest                                    4
        1.31 Loss                                                           5
        1.32 Manager                                                        5
        1.33 Member                                                         5
        1.34 Member Capital Need Notice                                     5
        1.35 Member Interest                                                5
        1.36 Member Nonrecourse Debt                                        5
        1.37 Member Nonrecourse Deduction                                   5
        1.38 Non-Contributing Member                                        5
        1.39 Nonrecourse Deductions                                         5
        1.40 Notice                                                         5
        1.41 Percentage Interest

                                         5
        1.42 Person                                                         6
        1.43 Prime Rate                                                     6
        1.44 Regulations                                                    6
        1.45 State                                                          6
        1.46 Substitute Member                                              6
        1.47 Target Final Balances                                          6
        1.48 Tax Matters Member                                             6
        1.49 Term                                                           6
        1.50 Transfer                                                       6
        1.51 Unit(s)                                                        6
        1.52 Unit Ledger Record                                             6


                  ARTICLE II. FORMATION, PURPOSES AND DURATION
         2.1 Formation                                                      6
         2.2 Name                                                           6
         2.3 Purpose                                                        7
         2.4 Place of Business                                              7
         2.5 Term                                                           7
         2.6 Registered Agent and Office                                    7
         2.7 Qualification                                                  7

                 ARTICLE III. CAPITAL CONTRIBUTIONS; UNITS
         3.1 Capitalization                                                 7
         3.2 Initial Capital Contributions and Percentages                  8
         3.3 Additional Capital Contributions                               8
         3.4 No Interest on Capital                                         9
         3.5 Withdrawal of Capital                                          9
         3.6 Dilution of Interest                                          10
         3.7 Legend on Certificates                                        10
         3.8 Intent of Foregoing Sections                                  10
         3.9 Contribution of Class B Member Readily Tradable Securities    10

                ARTICLE IV. DISTRIBUTIONS AND ALLOCATIONS
         4.1 Cash Flow Distributions                                       11
         4.2 Allocation of Income and Losses                               11
         4.3 Special Allocations                                           13
         4.4 Capital Accounts of Transferred Company Interest              14
         4.5 Transfers During Taxable Year                                 14
         4.6 Time of Allocation                                            14
         4.7 Right to Use Alternative Method of Calculations               14
         4.8 Adjustment of Capital Accounts                                15
         4.9 Change in Economic Arrangement                                15
        4.10 Calculation of Income, Gain, Loss and Deductions              15
        4.11 Minimum Distributions                                         16

                                ii
        4.12 Distributions In Kind                                         16
        4.13 Allocations, Distributions and Tax Treatment with respect to
              the Special Contribution                                     16

                 ARTICLE  V. ACCOUNTING AND RECORDS
         5.1 Books and Records                                             17
         5.2 Accounts and Accounting                                       18
         5.3 Basis Information                                             19
         5.4 Fiscal Periods                                                19
         5.5 Reports                                                       19

            ARTICLE VI. MANAGEMENT, OPERATIONS, RIGHTS AND DUTIES
                                                                            9
         6.1 Manager                                                       19
         6.2 Tax Matters Member                                            20
         6.3 Other Activities                                              21
         6.4 Members                                                       21
         6.5 Officers                                                      22
         6.6 Advisory Board                                                23

             ARTICLE VII. TRANSFERS OF INTERESTS; WITHDRAWAL
         7.1 Class A Member Transfers of Interest
         7.2 Class B Member Transfer of Interests
         7.3 Restrictions on Transfer
         7.4 Substitute Member
         7.5 Terms of Assignment or Transfer
         7.6 Conditions for Assignment or Transfer
         7.7 Appointment of Nominee
         7.8 Transfer Costs
         7.9 Further Transfers
        7.10 Invalid Transfers
        7.11 Member Withdrawal

           ARTICLE VIII. DISSOLUTION, WINDING UP AND TERMINATION

         8.1 Dissolution                                                   27
         8.2 Winding Up and Termination                                    28
         8.3 Liquidation of Assets                                         29
         8.4 Final Accounting                                              30
         8.5 Use of Company Name                                           30

                    ARTICLE IX. POWER OF ATTORNEY

         9.1 Grant of Power                                                30
         9.2 Survival of Power                                             30

         ARTICLE X. LIMITATION ON LIABILITIES; INDEMNIFICATION

        10.1 Acknowledgement                                               31
        10.2 Limitation on Liabilities                                     31
        10.3 Indemnification                                               31
        10.4 Authorization by the Members                                  32
        10.5 Cooperation of Indemnitee                                     32
        10.6 Advance of Expenses                                           33
        10.7 Non-Exclusivity                                               33
        10.8 Insurance                                                     33
        10.9 Additional Indemnification                                    33
       10.10 Set-off                                                       34
       10.11 Limitation                                                    34
       10.12 Constituent Entities                                          34
       10.13 Amendment                                                     34

                    ARTICLE XI. GENERAL PROVISIONS

        11.1 Complete Agreement                                            34
        11.2 Amendments                                                    35
        11.3 Notices                                                       35
        11.4 Severability                                                  36
        11.5 Survival of Rights                                            36
        11.6 Terminology and Construction                                  36
        11.7 Counterparts                                                  36
        11.8 Further Assurances                                            36
        11.9 No Third-Party Rights                                         36
       11.10 Confidentiality                                               36
       11.11 Prevailing Party Costs                                        36
       11.12 Loans and Other Transactions with Members and Affiliates      37


Schedule A Unit; Percentage Interest


                            OPERATING AGREEMENT

                                    OF

                          INFLUENCE DATA, L.L.C.

                   A Missouri Limited Liability Company


 THIS OPERATING AGREEMENT OF INFLUENCE DATA, LL.C., a Missouri limited liability company (the "Company"), is made as of May 3, 1999, by and between INFLUENCE CONTENT, L.L.C., a Missouri limited liability company (the "Class A Member"), and ULTRA DATA SYSTEMS, INC., a Delaware corporation (the "Class B Member"). The Class A Member and Class B Member are hereafter sometimes referred to together as the "Members", and each is hereafter referred to as a "Member".

                      W I T N E S S E T H:

     WHEREAS, the parties desire to form a limited liability company for the purposes hereinafter set forth;

     WHEREAS, the parties hereto desire to set forth the terms and conditions pursuant to which the Company shall operate;

     NOW, THEREFORE, in consideration of the mutual covenants hereinafter set forth, the parties hereto do hereby agree as follows:

                           ARTICLE I.
                           DEFINITIONS

     As used herein the following terms shall have the following meanings (such meanings to be equally applicable to both the singular and plural forms of the terms defined):

 1.1 "Act" shall mean the Missouri Limited Liability Company Act, Mo.Rev.Stat.
 347.010 et seq as amended from time to time and any successor statute.

 1.2 "Additional Capital Contribution" shall mean, with respect to any Member, the cash and fair market value of other property contributed to the capital of the Company by that Member at any time after formation of the Company in accordance with the terms of this Agreement (but not including any Initial Capital Contribution or any Special Contribution pursuant to Section 3.9), with respect to the Interest then held by such Member, but without regard to any distributions made with respect to such Interest.

 1.3 "Additional Capital Contribution Preferred Distribution" shall mean a preferred distribution to the Members in an amount equal to the amount of any Additional Capital Contributions made by a Member.

 1.4 "Additional Capital Contribution Preferred Distribution Premium" shall mean a preferred distribution in an amount equal to the product of (i) the per diem percentage calculated from an annual rate equal to the Prime Rate plus two percent (2%) multiplied by (ii) the unpaid Additional Capital Contribution Preferred Distribution for each day that the Additional Capital Contribution Preferred Distribution remains unpaid. The premium amount shall be computed based upon a monthly compounding. Any amount of Additional Capital Contribution Preferred Distribution Premium not paid within the Company's Fiscal Year shall automatically become part of and added to the Additional Capital Contribution Preferred Distribution.

 1.5 "Adjusted Capital Account" shall mean, with respect to any Member at any time, such Member's Capital Account at such time (i) increased by the sum of (A) the amount of such Member's share of partnership minimum gain (as defined in Regulations Section 1 .704-2(g)(1)), (B) the amount of such Member's share of the minimum gain attributable to a partner nonrecourse debt and (C) the amount of the deficit balance in such Member's Capital Account which such Member is obligated to restore, if any, and (ii) decreased by reasonably expected adjustments, allocations and distributions described in Regulations
Section 1.704-1(b)(2)(ii)(d)(4), (5) and (6).

 1.6 "Affiliate" shall mean, with respect to a specified Person, (i) any Person that directly, or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with, the specified Person and (ii) any Person that is an officer, director, trustee, member or general partner of, or serves in a similar capacity with respect to, the specified Person, or of which the specified Person is an officer, director, trustee, member or general partner, or with respect to which the specified Person serves in a similar capacity. For purposes of this definition the term "control" when used with respect to a Person means (a) the beneficial ownership (as defined in Rule 13d-3 promulgated under the Securities and Exchange Act of 1934, as amended) of 10 percent or more of the voting interests in such Person, or (b) the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities, by contract or otherwise.

 1.7 "Agreement" shall mean this Operating Agreement as originally executed, and as amended, modified, supplemented or restated from time to time.

 1.8 "Approval" shall mean, as to any Member, the prior Notice given by such Member to all other Members, or as otherwise provided in this Agreement, of the authorization or consent by such Member to any decision or action taken or to be taken by the Company or any Member hereunder.

 1.9 "Articles" shall mean the Articles of Organization of INFLUENCE DATA, L.L.C., filed or to be filed with the Secretary of State of the State of Missouri, as originally executed, and as amended, modified, supplemented or restated from time to time.

 1.10 "Assignee" shall mean any Person that receives an Assignment of an Interest.

 1.11 "Assignment" shall mean, with respect to the Interest of any Member, the assignment by a Member to any Person of all or any part of such Member's beneficial interest in income, gains, losses, deductions and credits allocable to such Interest and distributions to be made with respect to such Interest under the terms of this Agreement. Except as otherwise provided in this Agreement, an Assignment shall not constitute the Assignee as a Substitute Member.

 1.12 "Capital Account" shall have the meaning given such term in Subsection 5.2.1 hereof.

 1.13 "Capital Contribution" shall mean, with respect to any Member, such Member's Initial Capital Contribution and Additional Capital Contributions, if any.

 1.14 "Capital Need" shall have the meaning given such term in Section
3.3.1 hereof.

 1.15 "Cash Flow" with respect to any Company fiscal period shall mean all cash receipts of the Company during such fiscal period (other than contributions to Company capital or the proceeds of indebtedness used or to be used in the operation of the Company's business) less (i) all Company cash disbursements during such fiscal period as the Manager shall determine are necessary for the conduct of the Company's business, and (ii) such other reserves established by the Manager during such fiscal period for anticipated Company expenses or Company debt repayments. Cash Flow shall also include any other Company funds, including, without limitation, any amounts previously set aside as reserves by the Manager which are no longer deemed by the Manager necessary for the conduct of the Company's business.

 1.16 "Class A Capital Need Notice" shall have the meaning given such term in Section 3.3.1 hereof.

 1.17 "Class A Members" shall have the meaning given such term in the first paragraph of this Agreement.

 1.18 "Class A Permitted Transferees" shall mean (a) another Member, as provided in Section 7.1.1(a) or (b) a transferee pursuant to Section 7.1.1(b) of this Agreement.

 1.19 "Class B Members" shall have the meaning given such term in the first paragraph of this Agreement.

 1.20"Class B Member Readily Tradable Securities" shall mean the common stock of the Class B Member, provided such Units of stock are readily tradable on a nationally reorganized stock exchange without any encumbrance, restriction, lien or limitation.

 1.21 "Class B Permitted Transferee" shall mean (a) a Member as provided in Section 7.2, or (b) a transferee pursuant to the Tag-Along or Drag-Along Right as defined in Section 7.1.1(b) of this Agreement.

 1.22 "Code" shall mean the Internal Revenue Code of 1986, as amended, or corresponding provisions of future laws.

 1.23 "Company" shall mean the limited liability company formed pursuant to this Agreement.

 1.24 "Contributing Member" shall have the meaning given such term in
Section 3.3.2.3 hereof.

 1.25 "Dissolution" shall have the meaning given such term in Subsection
8.2.1 hereof.

 1.26 "Event of Withdrawal" shall mean, as to any Member, any event described in 347.123 of the Act except that neither (i) the Assignment by a Member of all of its Interest in the Company, nor (ii) the occurrence of any of the events described in 347.1 2 3(4) of the Act shall be deemed to be an Event of Withdrawal for purposes of causing a dissolution of the Company.

 1.27 "Fiscal Year" shall have the meaning given such term in Section 5.4 hereof.

 1.28 "Income" means, for each fiscal period, an amount equal to the Company's taxable income, if any, for such fiscal period, determined in accordance with Section 703(a) of the Code, adjusted by any and all adjustments required to be made in order to determine Capital Accounts balances in compliance with Treasury Regulations Section 1 .704-1 (b).

 1.29 "Initial Capital Contribution" shall mean, with respect to any Member, the cash and fair market value of other property actually contributed to the capital of the Company by that Member as set forth in the Unit Ledger Record pursuant to Section 3.2 hereof upon formation of the Company with respect to the Interest then held by such Member.

 1.30 "Interest" or "Member Interest" shall mean, when used with reference to any Person, the entire ownership interest of such Person in income, gains, losses, deductions, tax credits, distributions and Company assets, and all other rights and obligations of such Person under the terms and provisions of this Agreement and the Act. Reference to a majority or a specified percentage in Interest of the Members shall mean Members whose Interests represent a majority or such specified percentage, or, in either case, greater percentage, of the Percentage Interests of all the Members.

 1.31 "Loss" means, for each fiscal period, an amount equal to the Company's taxable loss, if any, for such fiscal period, determined in accordance with Section 703(a) of the Code, adjusted by any and all adjustments required to be made in order to determine Capital Accounts balances in compliance with Treasury Regulations Section 1 .704-1 (b).

 1.32 "Manager" shall mean INFLUENCE CONTENT, L.L.C., or any substitute, replacement or permitted transferee hereunder.

 1.33 "Member" shall mean any Person owning an Interest in the Company, or any substitutes, replacements or permitted transferees hereunder for such Person, unless otherwise indicated.

 1.34 "Member Capital Need Notice" shall have the meaning given such term in Section 3.3.2 hereof.

 1.35 "Member Interest" shall mean the Interest of a Member.

 1.36 "Member Nonrecourse Debt" shall have the meaning given such term in Subsection 4.3.3 hereof.

 1.37 "Member Nonrecourse Deduction" shall have the meaning given such term in Subsection 4.3.3 hereof.

 1.38 "Non-Contributing Member" shall have the meaning given such term in
Section 3.3.2.3 hereof.

 1.39 "Nonrecourse Deductions" shall mean Losses attributable to an increase in minimum gain as determined under Regulations Section 1.704-2.

 1.40 "Notice" shall mean a written communication given in accordance with the provisions of Section 11 .3 hereof.

 1.41 "Percentage Interest" shall mean, for each Member, the percentage derived from the amount of Units held by that Member (numerator) divided into the aggregate amount of Units held by all Members (denominator). Notwithstanding the previous sentence if additional Units have been issued since the last distribution of Cash Flow under Section 4.1 the Percentage Interest for the next distribution of Cash Flow under Section 4.1 shall be calculated based upon the weighted average for the amount of Units held by the Member over the period since the last distribution of Cash Flow under Section 4.1.

 1.42 "Person" shall mean any individual, partnership, corporation, limited liability company, trust or other entity, or any government or political subdivision, or any agency, department or instrumentality thereof.

 1.43 "Prime Rate" shall mean the rate of interest that NationsBank, N.A. of St. Louis, or its successor, publicly announces from time to time as its "prime rate."

 1.44 "Regulations" shall mean the Treasury Regulations promulgated under the Code, as such Treasury Regulations shall be in effect from time to time.

 1.45 "State" shall mean the State of Missouri.

 1.46 "Substitute Member" shall mean an Assignee of a Member Interest who is admitted to the Company as a Member pursuant to Section 7.4 hereof.

 1.47 "Target Final Balances" shall have the meaning given such term in
Section 4.8 hereof.

 1.48 "Tax Matters Member" shall have the meaning given such term in
Section 6.2.1 hereof.

 1.49 "Term" shall have the meaning given such term in Section 2.5 hereof.

 1.50 "Transfer" shall mean any sale, exchange, transfer, gift, encumbrance, assignment, pledge, mortgage, hypothecation or other disposition, whether voluntary or involuntary.

 1.51 "Unit(s)" shall mean the standard measurement of a Member's
Interest.

 1.52 "Unit Ledger Record" shall mean the records of the Company containing the (i) name and address of each Member, (ii) number of Units owned by the Member and (iii) Capital Contributions made by each Member.

                              ARTICLE II.
                     FORMATION, PURPOSES AND DURATION

 2.1 Formation. The Members hereby agree to constitute themselves a limited liability company pursuant to the Act, effective upon commencement of the Term, solely to carry on the Company business and purposes set forth herein. The Members shall arrange for the prompt filing of the Articles, and any amendments thereto required by the Act.

 2.2 Name. The name of the Company shall be INFLUENCE DATA, L.L.C. The business of the Company shall be conducted solely under such name and all assets of the Company shall be held under such name.

 2.3 Purpose. The Company is organized for the purpose of (I) marketing, distributing and selling products and services through the Internet, (ii) doing any and all things permitted by law incident to the foregoing, including but not limited to, borrowing of funds, pledging of Company assets, and dealing with tangible and intangible property of all kinds, (iii) in general, carrying on any other business in connection with the foregoing, or otherwise, and having and exercising all the powers conferred by the laws of Missouri on limited liability companies formed under Act, and (iv) transacting any or all lawful businesses for which a limited liability company may be organized under the laws of the State.

 2.4 Place of Business. The principal office and place of business of the Company shall be located at 35 Maryland Plaza, St. Louis, Missouri 63108, or at such other place as the Manager may from time to time designate by Notice given to all of the other Members.

 2.5 Term. The term of the Company shall commence upon the filing of the Articles in the office of the Secretary of State of the State, and shall continue thereafter until December 31, 2050 (the "Term"), unless the Company is earlier dissolved, wound up and terminated as provided in this Agreement.

 2.6 Registered Agent and Office. The registered agent in the State for service of process upon the Company shall be SNR Missouri Registered Agent, Inc. The Company's registered office in the State shall be One Metropolitan Square, Suite 3000, St. Louis, Missouri 63102. The Manager, in its sole discretion and by Notice given to the other Members, and without the Approval of any other Member, may remove the Company's registered agent and appoint a replacement therefor, may change the Company's registered office, and may effect such amendments to the Articles as are required under the Act to effect and/or evidence the same.

 2.7 Oualification. The Company shall qualify and register as a foreign limited liability company and shall file assumed name certificates in each jurisdiction where required by reason of the nature of its business or the ownership of its properties, and shall otherwise file such instruments and documents in such public offices in the State and in such other jurisdictions as is necessary in order to give effect to the provisions of this Agreement and to evidence the nature of the Company as a limited liability company under the laws of the State.

                                ARTICLE III.
                       CAPITAL CONTRIBUTIONS; UNITS

 3.1 Capitalization. The aggregate number and class of Units which the Company shall have the authority to issue shall be (i) 66-2/3 Class A Voting Units and (ii) 33-1/3 Class B Nonvoting Units.

 3.2 Initial Capital Contributions and Percentages. Subject to Section
3.9, the Members have made the Initial Capital Contributions and have the Units and Percentage Interests set forth in the Unit Ledger Record as provided on Schedule A.

 3.3 Additional Capital Contributions.

 3.3.1. Class A Member Obligations. The Class A Member shall contribute up to $250,000.00 in order to satisfy the Purpose for which the Company has been formed and authorized to do business. When the Manager determines that there is a need for such a contribution
("Capital Need"), and such Capital Need when combined with previous Capital Needs which were satisfied by the Class A Member does not exceed $250,000.00 (the "Contribution Threshold"), then upon Notice given by the Manager to the Class A Member ("Class A Capital Need Notice") of the Capital Need, the Class A Member shall satisfy such Capital Need by making an Additional Capital Contribution. Such Additional Capital Contribution shall be made within 10 days after the date of the Class A Capital Need Notice.

 3.3.2.Contributions in Excess of Contribution Threshold. If the Manager determines in its reasonable business judgment that there is a Capital Need, and such Capital Need when combined with previous
Capital Needs which were satisfied by the Class A Member exceeds the Contribution Threshold, then upon Notice given by the Manager to the Members which Notice shall contain a description of the need for additional capital and the method of application of the additional capital ("Member Capital Need Notice") of the Capital Need (provided that in the event the aggregate amount of the Capital Need is in excess of $750,000 then, additionally, upon the express written consent of the Class B Members), the Members may, but shall not be obligated to, make Additional Capital Contributions as determined by the Manager, to the Company in the aggregate amount and under such terms and conditions determined by the Manager. Such Additional Capital Contribution shall be made within ten (10) days after the date of the Member Capital Need Notice. The Class B Member may make the Additional Contribution in cash or Class B Member Readily Tradable Securities.

 3.3.2.1 Allocation Among Members of Additional Capital Contributions. The amount of the Additional Capital Contributions requested at any time to be made by each such Member pursuant to
Section 3.3.2 shall be equal to an amount determined by multiplying the aggregate amount of the Additional Capital Contributions requested, as the case may be, by a fraction, the numerator of which is such Members' Units and the denominator of which is the sum of the Units of all of the Members.

 3.3.2.2 Payment and Use of Additional Capital Contributions. Where Additional Capital Contributions have been properly requested by a Member Capital Need Notice, as provided above, each such Member may make its requested Additional Capital Contributions to the Company not later than 10 days after receipt of such Notice. Proceeds from such Additional Capital Contribution shall be immediately released to the Manager for it to apply such funds to the extent required to satisfy the Company obligations for which such funds were requested.

 3.3.2.3 Failure to Make Additional Capital
Contributions. If a Member fails to make an Additional Capital Contribution as provided in Section 3.3 hereof and within the time specified therein, the Member who or which has so failed to make such Additional Capital Contribution shall be deemed a Non-Contributing Member. Upon such failure, the Manager shall send Notice to the Members who have previously made their Additional Capital Contributions (a "Contributing Member") stating that the requested Additional Capital Contribution has not been made and the Contributing Member shall have the right, in proportion to their Units in the Company divided by the sum of the Units of all Contributing Members who so elect to participate, but not the obligation, to make the Additional Capital Contribution and cause the Percentage Interests of the Members to be adjusted in accordance with the formula provided in the definition of Percentage Interest. For purposes of effecting the recomputation of Percentage Interests contemplated by this subsection, the Non-Contributing Member hereby agrees to execute such documents and instruments as the Manager may deem reasonably necessary. If the Non-Contributing Member fails to do so within five (5) days of the receipt of a notice from the Manager requesting the execution of such documents and instruments, then the Non-Contributing Member shall be deemed to have appointed the Manager as its true and lawful attorney-in-fact so to execute such documents and instruments for and on behalf of the Non-Contributing Member. Such appointment as such attorney-in-fact shall remain in full force and effect and shall be irrevocable until this Agreement is terminated. Such power of attorney shall be a special power of attorney coupled with an interest.

 3.4 No Interest on Capital. No interest shall be paid by the Company upon any Capital Contribution to the Company, or on or with respect to the Capital Accounts attributable to the Interests held by the Members, or to any Member on any undistributed or reinvested income or gains of the Company. Nothing stated herein shall limit the ability of the Class A Member to receive the Additional Capital Contribution Preferred Distribution Premium.

 3.5 Withdrawal of Capital. Except as expressly provided in this Agreement, no Member shall be entitled to withdraw any amount of its Capital Contribution nor any amount on account of its Capital Account, nor shall any Member receive any distribution from the Company, demand or receive any property from the Company other than cash, or receive any payments or distributions in respect of its Capital Contributions or Capital Account or in respect of any undistributed or reinvested income or profits of the Company.

 3.6 Dilution of Interest. The parties hereto acknowledge and agree that so long as the Company is pursuing its legitimate business interests, other than for the sole purpose of diluting the Members' ownership interest in the Company, the Company shall not be prohibited from (i) entering into any bona fide, arms-length business transaction, (ii) authorizing and issuing additional Units of any class of the Company's Units, (iii) issuing additional classes of Units, (iv) issuing debt or incurring indebtedness, or (v) entering into any other transaction, which together or alone may have an equitable dilutive effect on the Members' ownership interest in the Company. Notwithstanding the provisions of this Section 3.6. any transaction resulting in the dilution of a Member's interest under Subsection (ii) or (iii) of this Section shall only be permitted without the consent of a majority in interest of each Class of Members if the effect of such transaction is to dilute the Interest of each and every Member on a proportionate basis.

  3.7 Legend on Certificates. The certificates representing any Units shall bear the following legend:

           "THE CLASS [A/B] MEMBERSHIP UNITS HAVE NOT BEEN REGISTERED UNDER
            THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY OTHERSECURITIES ACT. THE TRANSFER OF CLASS [A/B] MEMBERSHIP UNITS EVIDENCED BY THIS CERTIFICATE IS SUBJECT TO THE PROVISIONS OF THE OPERATING AGREEMENT OF INFLUENCE DATA, L.L.C. DATED AS OF, 1999. A
            CLASS [A/B] MEMBERSHIP UNIT MAY BE SOLD, ASSIGNED, PLEDGED OR OTHERWISE TRANSFERRED ONLY AS PROVIDED IN THE OPERATING AGREEMENT. THE COMPANY WILL FURNISH TO THE RECORD HOLDER OF THIS CERTIFICATE WITHOUT CHARGE A COPY OF SUCH OPERATING AGREEMENT UPON WRITTEN REQUEST TO THE COMPANY AT ITS PRINCIPAL PLACE OF BUSINESS OR REGISTERED OFFICE."

 3.8 Intent of Foregoing Sections. The provisions of Section 3.2 through
Section 3.7 are not intended to be for the benefit of any creditor
(other than the Members) of, or any person (other than the Members) to whom any debts, liabilities or obligations are owed by (or who otherwise has a claim against), the Company or any of the Members, and no such Member or creditor or other person shall obtain any rights under such provisions or shall by reason of such provisions make any claim in respect of any of the aforesaid debts, liabilities or obligations (or otherwise) against the Company or any of the Members.

 3.9 Contribution of Class B Member Readily Tradable Securities. In addition to the Initial Capital Contribution required pursuant to Section 3.2, the Class B Member shall contribute 80,000 shares of Class B Member Readily Tradable Securities (the "Special Contribution") to the Company on or about May 10, 1999. The allocations and distributions with respect to the Special Contribution shall be determined pursuant to Section 4.13.


                                ARTICLE IV.
                       DISTRIBUTIONS AND ALLOCATIONS

 4.1 Cash Flow Distributions. Subject to Section 4.11 and Section 4.13, within 90 days after the end of each calendar year, commencing with the calendar year ending December 31, 1999, and at such other times as may be determined by the Manager, the Manager may make a distribution of Cash Flow for such Fiscal Year to the Members as follows:

          (a) First, to each Member who has made an Additional Capital Contribution until each such Member has received the Additional Capital Contribution Preferred Distribution Premium, said premiums to be paid in the order the related Additional Capital Contributions were made to the Company (i.e., the premium on those Additional Capital Contributions made first are paid first);

          (b) Second, to each Member who has made an Additional Capital Contribution until each such Member has received the Additional Capital Contribution Preferred Distribution, said preferred distributions to be paid in the order the related Additional Capital Contributions were made to the Company (i.e., preferred distributions on those Additional Capital Contributions made first are paid first);

          (c) Third, to the Members, in proportion to their Initial
          Capital Contribution until such Initial Capital Contributions have been repaid in full; and

          (d) Fourth, to the Members, in proportion to their respective Percentage Interests.

 4.2 Allocation of Income and Losses. Subject to any special allocations pursuant to other provisions in this Article IV, hereof, Income and Losses for any Company fiscal period shall be allocated to the Members as follows:

 4.2.1. Allocation of Income. Any Income for any Company fiscal period shall be allocated:

           (a)First, to the Members in proportion and to the extent of the Losses previously allocated under Section 4.2.2(f) until each Member has been allocated Income equal to the amount of Losses previously allocated to each Member under Section 4.2.2(f);

           (b)Second, to the Members in proportion and to the extent of the Losses previously allocated under Section 4.2.2(e) until each Member has been allocated Income equal to the amount of Losses previously allocated to each Member under Section 4.2.2(e);

           (c)Third, to the Members who made Additional Capital
           Contributions in proportion and to the extent of the Losses previously allocated under Section 4.2.2(d) until each Member has been allocated Income equal to the amount of Losses previously allocated to each Member under Section 4.2.2(d)

           (d)Fourth, to the Members that have made Additional Capital Contributions, in proportion to their Additional Capital Contributions, until such Members are allocated Income equal to the Additional Capital Contribution Preferred Distribution Premium;

           (e)Fifth, to the Members who made Additional Capital
           Contributions in proportion and to the extent of the Losses previously allocated under Section 4.2.2(c) until each Member has been allocated Income equal to the amount of Losses previously allocated to each Member under Section 4.2.2(c)

           (f)Sixth, to the Members in proportion and to the extent of the Losses previously allocated under Section 4.2.2(b) until each Member has been allocated Income equal to the amount of Losses previously allocated to each Member under Section 4.2.2(b)~

           (g)Seventh, to the Members in proportion and to the extent of the Losses previously allocated under Section 4.2.2(a) until each Member has been allocated Income equal to the amount of Losses previously allocated to each Member under Section 4.2.2(a) and

           (h)Thereafter, to the Members in proportion to their respective Percentage Interests.

 4.2.2.Allocation of Losses. Any Losses for any Company fiscal period (other than Nonrecourse Deductions) shall be allocated:

           (a)First, to the Members in proportion and to the extent that the amount of Income allocated to the Members under Sections

 4.2.1(g) and 4.2.1(h) exceeds the distributions received by the Members under
 Section 4.1(d) plus the Losses previously allocated to the Members under this
 Section 4.2.2(a)

           (b)Second, to the Members in proportion and to the extent of their Initial Capital Contributions until the sum of the Losses allocated to the Members under this Section 4.2.2(b) plus the distributions to the Members under Section 4.1(c) are equal to their Initial Capital Contributions plus the Income previously allocated to the Members under Section 4.2.1(f)

           (c)Third, to any Member that has made an Additional Capital Contribution, in proportion and to the extent that the amount of the Additional Capital Contributions plus the Income allocated to such Members under Section 4.2.1(e) exceeds the distribution made to the Members under Section 4.1(b) plus the Losses previously allocated to the Members under this
           Section 4.2.2(c)

           (d) Fourth, to any Member that has made an Additional Capital Contribution in proportion and to the extent that the amount of Income allocated to such Member under Sections 4.2.1(d) and 4.2.1(c) exceeds the distributions made to the Member under
           Section 4.1(a) pIus the Losses previously allocated to the Member under this Section 4.2.2(d);

           (e)Fifth, to the Members in accordance with the positive balances in their Adjusted Capital Accounts until the Adjusted Capital Account of each Member is reduced to zero; and

           (f)Thereafter, to the Members in accordance with their Percentage Interests.

Notwithstanding the foregoing, Nonrecourse Deductions shall be allocated to the Members in accordance with their Percentage Interests.

 4.3 Special Allocations.

 4.3.1. Minimum Gain Chargeback. Notwithstanding any other provision of this Agreement, if there is a net decrease in Company minimum gain (as defined in Regulations Section 1.704-2(d)(2)), items of income and gain shall be allocated to all Members in accordance with Regulations Section 1.704-2(0, and such allocations are intended to comply with the minimum gain chargeback requirements of Regulations Section 1.704-2 and shall be interpreted consistently therewith.

 4.3.2.Section 704(c) Allocation. Solely for Federal, state, and local income tax purposes and not for book or Capital Account purposes, depreciation, amortization, gain, or loss with respect to property that is properly reflected on the Company's books at a value that differs from its adjusted basis for federal income tax purposes shall be allocated in accordance with the principles and requirements of Code Section 704(c) and the Regulations promulgated thereunder, and in accordance with the requirements of the relevant provisions of the Regulations issued under Code Section 704(b). For Capital Account purposes, depreciation, amortization, gain, or loss with respect to property that is properly reflected on the Company's books at a value that differs from its adjusted basis for tax purposes shall be determined in accordance with the rules of Regulations Section 1.704-1(b)(2)(iv)(g).

 4.3.3.Risk of Loss Allocation. Any item of Member Nonrecourse
Deduction(as defined in Regulation Section 1 .704-2(i)(2)) with respect to a Member Nonrecourse Debt (as defined in Regulation Section 1.704-2(b)(4)) shall be allocated to the Member or Members who bear the economic risk of loss for such Member Nonrecourse Debt in accordance with Regulations Section 1 .704-2(i)(1).

 4.3.4.Allocation of Excess Nonrecourse Liabilities. For the purpose of determining each Member's share of Company nonrecourse liabilities pursuant to Regulations Section 1 .752-3(a)(3), and solely for such purpose, each Member's interest in Company profits is hereby specified to be such Member's Company Interest.

 4.3.5.Unexpected Allocations and Distributions. No allocation may be made to a Member to the extent such allocation causes or increases a deficit balance in such Member's Adjusted Capital Account. Notwithstanding any other provision of this Agreement except Subsections
4.3.1 and 4.3.3 hereof, in the event that a Member unexpectedly receives an adjustment, allocation or distribution described in Regulations
Section 1 .704-1 (b)(2)(ii)(d)(4), (5) or (6) which results in such Member having a negative Adjusted Capital Account balance (as determined above), then such Member shall be allocated items of income and gain in an amount and manner sufficient to eliminate, to the extent required by the Regulations, such negative balance in such Member's Adjusted Capital Account as quickly as possible. This provision is intended to satisfy the "qualified income offset" items of the Code.

 4.4 Caoital Accounts of Transferred Companv Interest. Upon the transfer of all or any part of a Company Interest as permitted by this Agreement, the Capital Account (or portion thereof) of the transferor that is attributable to the transferred interest (or portion thereof) shall carry over to the transferee, as prescribed by Regulations Section 1 .704-1(b)(2)(iv)(1).

 4.5 Transfers During Taxable Year. All income, gain, loss and deductions allocable pursuant to Section 4.2 hereof for a Fiscal Year with respect to any Company Interest which may have been transferred during such year shall be allocable between the transferor and transferee based upon the number of days that each was recognized by the Company as the owner of such Company Interest, without regard to the results of Company operations during the particular days of such fiscal year and without regard to which cash distributions were made to the transferor or transferee.

 4.6 Time of Allocation. The allocations set forth above shall be made as of the end of each Fiscal Year.

 4.7 Right to Use Alternative Method of Calculations. Notwithstanding anything else in this Article IV (other than Section 4.8), the Company shall have the right to use a different method of allocating Company income and loss if it is advised by the Company accountant or tax counsel that the method of allocation provided herein violates the Code or Regulations. The Manager shall notify each Member of any change in the method of allocating Company income or loss in accordance with this paragraph promptly after the occurrence thereof.

 4.8 Adjustment of Capital Accounts. After all allocations for a taxable year are made, Capital Accounts shall be adjusted by the Company to the extent necessary to comply with applicable laws, regulations and administrative pronouncements. The tax allocation provisions of this Agreement are intended to produce final Capital Account balances that are at levels ("Target Final Balances") which permit liquidating distributions that are made in accordance with such final Capital Account balances to be equal to the distributions that would occur under Section 4.1 hereof if such liquidating proceeds were distributed pursuant to such Section 4.1. To the extent that the tax allocation provisions of this Agreement would not produce the Target Final Balances, the Members agree to take such actions as are necessary to amend such tax allocation provisions to produce such Target Final Balances. Notwithstanding the other provisions of this Agreement, allocations of income, gain, loss and deduction (including items of gross income, gain, loss and deduction) shall be made prospectively as necessary to produce such Target Final Balances (and, to the extent such prospective allocations would not effect such result, the prior tax returns of the Company shall be amended to reallocate items of gross income, gain, loss and deductions to produce such Target Final Balances).

 4.9 Change in Economic Arrangement.

 4.9.1.Percentage Interest. Notwithstanding any other provision of this Agreement, if the Percentage Interest of any Member is adjusted at any time pursuant to the terms of this Agreement, the Member whose Percentage Interest is increased pursuant to such adjustment shall have the right to amend this Agreement to take into account the revised economic arrangement of the Members, but only to the extent required to satisfy the tax allocation rules of Section 704 of the Code and the Regulations thereunder based on the opinion of legal counsel selected by such Member.

 4.10Calculation of Income. Gain. Loss and Deductions. For purposes of this Agreement, the income, gain, loss and deductions for each Company fiscal year or other period shall be equal to the Company's taxable income, gain, loss and deductions, as the case may be, for such year or period, determined in accordance with Section 703(a) of the Code, with the following adjustments:

 4.10.1.Any income of the Company described in Section
705(a)(1)(B) of the Code that is exempt from Federal income tax and not otherwise taken into account shall be added to such taxable income or subtracted from such taxable loss, as the case may be.

 4.10.2.Any expenditures of the Company described in Section 705(a)(2)(B) of the Code or treated as Section 705(a)(2)(B) expenditures pursuant to Section 1.704-1 (b)(2)(iv)(i) of the Regulations and not otherwise taken into account shall be subtracted from taxable income or added to such taxable loss, as the case may be.

 4.10.3. In the event the value at which any Company asset is reflected in Capital Accounts is adjusted pursuant to Section 1.704-1
(b)(2)(iv)(f) of the Regulations, the amount of such adjustment shall be taken into account as gain or loss from the disposition of such asset.

 4.10.4. Gain or loss resulting from any disposition of an asset with respect to which gain or loss is recognized for Federal income tax purposes shall be computed by reference to the value at which the asset disposed of is properly reflected in the Capital Accounts of the Members pursuant to Section 1.704-1 (b)(2)(iv) of the Regulations.

 4.10.5. In lieu of depreciation, amortization and other cost recovery deductions taken into account in computing taxable income or loss, there shall be taken into account depreciation, cost recovery or amortization computed in accordance with Section 1 .704-1
(b)(2)(iv)(g)(3) of the Regulations.

 4.11 Minimum Distributions. Notwithstanding the foregoing, if any Member is allocated Income which exceeds, on a cumulative basis, the amount of Losses previously allocated to such Member for tax purposes (the "Excess Income Allocation"), then such Member shall be entitled to receive a "Minimum Distribution". The Minimum Distribution is the amount, if any, by which (i) the Excess Income Allocation multiplied by the combined maximum individual or corporate (as applicable) Federal and state income tax rates (reduced to reflect the maximum individual or corporate (as applicable) Federal tax benefit from the deduction of state income taxes), exceeds (ii) the amount of cash previously distributed to such Member (but not including the Preferred Distribution). The Minimum Distribution shall be payable before any other distributions under Section 4.1. Any Minimum Distribution received by a Member shall be credited against and reduce the amount of distributions that such Member shall be entitled to receive in the future under Section 4.1.

 4.12 Distributions In Kind. If any assets of the Company are to be distributed in kind (other than a distribution which is a liquidating distribution to a redeemed Member), each Member receives such interest therein as a tenant-in-common with all other Members so entitled in the same proportions as they would have shared in a cash distribution equal to the value of such property at the time of such distribution. Any difference between the fair market value and the amount at which such assets are carried on the books of the Company is to be recorded as Income or Loss, as the case may be, and allocated to the Members immediately prior to such distribution as set forth in Sections 4.2, 4.3 or 4.13, as applicable, and allocated to each Member's Capital Account as required by Treasury Regulation 1.704-1 (b)(2)(iv)(e). Such assets are to be distributed on the basis of the fair market value thereof.

 4.13 Allocations. Distributions and Tax Treatment with respect to the Special Contribution. Pursuant to Section 3.9, the Class B Member made the Special Contribution to the Company. All income, gain, loss, deduction and credit with respect to the Class B Member Readily Tradable Securities which comprise the Special Contribution shall be allocated solely to the Class A Member. In addition, if at any time the Class A Member requests the distribution to the Class A Member of the Class B Member of all or any portion of the Readily Tradable Securities, and/or all or any portion of any cash (including but not limited to dividends) received by the Company with respect to such Class B Member Readily Tradable Securities, such distribution shall be made to the Class A Member within 1 business day of such request. The Members recognize and agree that the Special Contribution will be treated for Federal income tax purposes as a "disguised sale" pursuant to Section 707(a)(2)(B) of the Code, and the books, records and Capital Accounts of the Company shall be maintained on a basis which is consistent with such understanding.

                                 ARTICLE V.
                          ACCOUNTING AND RECORDS

 5.1 Books and Records.

 5.1.1. Maintenance. At all times during the Term, the Manager shall cause accurate books and records of account to be maintained for the Company in which shall be entered all matters relating to the business and operations of the Company, including all Company income, gains, losses, deductions, credits, assets and liabilities. The Company's books and records shall be maintained at the Company's principal place of business. Each Member, its authorized representatives, and any supervisory or regulatory authority shall have the right to inspect, examine and copy the books, records, files and other documents of the Company during normal business hours at the Company's principal place of business.

 5.1.2.Recordkeeping. The Manager shall maintain at the Company's principal place of business each of the following:

      (a) A current list of the full name and last known address of each Member and Manager in alphabetical order, identifying each Member and Manager, and setting forth the cash and a description and statement of the agreed value of other property or services contributed and to be contributed by each Member, and the date on which each became a Member or Manager and similar information for all past Members of the Company;

      (b) A copy of the Articles, as amended or restated;

      (c) Copies of the Company's federal, state and local income tax returns and reports, if any, for the three (3) most recent years;

      (d) Copies of this Agreement, as amended or restated;

      (e) Copies of any financial statements of the Company for the three (3) most recent Fiscal Years;

      (f) Copies of any written promise by a Member to make a contribution to the Company;

      (g)Copies of any written consents by the Members to the admission of any Person as a Member of the Company;

      (h)Copies of any written consents by the Members to continue to the Company upon an Event of Withdrawal; and

      (i)Copies of any other instruments or documents reflecting matters required to be in writing pursuant to this Agreement.

 5.1.3. Method of Accounting. Company books and financial records shall be kept in accordance with the accrual method of accounting and as otherwise may be required by law and generally accepted accounting principles, and shall otherwise be adequate to provide each Member with all such financial information as such Member shall reasonably require to satisfy the tax and financial reporting obligations of such Member. Each Member shall be entitled to any additional information necessary for the Member to adjust its financial basis statements to federal income tax basis statements (or vice versa) as the Member's individual needs may dictate.

 5.2 Accounts and Accounting.

 5.2.1. Capital Accounts. There shall be established a capital account for each Member (a "Capital Account"), which shall be determined and maintained throughout the full term of the Company in accordance with the capital accounting rules of Regulation Section 1.704-1(b) from time to time in effect. In no event shall any adjustment in the Capital Contributions or Percentage Interest of any Member be made on account of any adjustment having been made to the Capital Account of such Member.

 5.2.2. Account Balances. Except as otherwise provided in this Agreement, whenever it becomes necessary to ascertain the balance of any Member's Capital Account, such determination shall be made after giving effect to all allocations of Company income, gains, losses and deductions for the current year, and all distributions for such year, in each case in respect of transactions effected prior to the date as of which such determination is being made.

 5.2.3.Dispute Resolution. Any dispute or disagreement among the Members with respect to determination of Capital Account balances or otherwise with respect to the manner or method of accounting by the Company may be submitted by any Member to, and resolved by, an independent certified public accounting firm which shall be jointly chosen by the Members who are parties to the dispute and which shall not be the Company's independent certified public accountants, whose determinations as so made shall be conclusive and binding upon the Members.

 5.3 Basis Information. Each Member shall provide to the Company all information for the Company to determine the tax basis for federal income tax purposes of its interest in any property contributed to the Company.

 5.4 Fiscal Periods. The Fiscal Year of the Company ("Fiscal Year") shall be from January ito December 31, except that the first Fiscal Year shall begin on the date that the Articles are filed with the Secretary of State of the State of Missouri and the last Fiscal Year shall end on the date that the Company terminates.

 5.5 Reports. The books of account for the Company shall be closed promptly at the end of each Fiscal Year. The Manager shall cause to be delivered to the other Members as soon as practicable after the Company's independent certified public accountants shall deliver such statements to the Manager, but no later than 90 days after the end of each Company Fiscal Year, Company financial statements for the year then ended prepared in accordance with generally accepted accounting principles consistently applied and consisting of at least (i) a balance sheet as of the close of such year and
(ii) an income statement, statement of cash flows and a statement of Capital Accounts for such year, together with a report thereon by the Company's independent certified public accountants.

                               ARTICLE VI.
                 MANAGEMENT, OPERATIONS, RIGHTS AND DUTIES

 6.1 Manager.

 6.1.1. Manager: Power and Authority. The management and control of the Company and its business shall be vested exclusively in the Manager and the Manager shall have all of the rights, powers and authority generally conferred under the Act or other applicable law, on behalf and in the name of the Company, to carry out any and all of the objects and purposes of the Company and to perform all acts and, enter into, perform, negotiate and execute any and all documents, contracts and agreements on behalf of the Company that the Manager, exercising sole discretion, deems necessary or desirable. The consent or authorization of any Member shall not be required for any document, contract or agreement to be the valid and binding obligation of the Company. The Manager shall use its good faith reasonable efforts to carryout the Purpose for which the Company has been formed.

 6.1.2. Appointment of Manager. The Members hereby appoint
Influence Content, L.L.C., as the Manager until Influence Content, L.L.C., voluntarily resigns as Manager.

 6.1.3. Substitute Manager. Within thirty (30) days after the resignation of the Manager the Class A Member shall select a substitute Manager. Such substitute Manager shall have all the rights and obligations of the Manager under this Agreement.

 6.1.4.Dealings with Members and Affiliates. Subject to any restrictions contained elsewhere in this Agreement, the Manager may, for, in the name and on behalf of, the Company, enter into agreements or contracts, including employment of any Member or Affiliate (in an independent capacity as distinguished from his or its capacity, if any, as a Member) to undertake and carry out the business of the Company as an independent contractor; and the Manager may obligate the Company to pay compensation for and on account of any such services; provided, however, that such compensation and services shall be on terms and conditions which are commercially reasonable.

 6.2 Tax Matters Member.

 6.2.1.Description of Tax Matters Member. The Manager is designated the "tax matters partner" ("Tax Matters Member") as provided in
Section 6231 (a)(7) of the Code and corresponding provisions of applicable state law. This designation is effective only for the purpose of activities performed pursuant to the Code, corresponding provisions of applicable state law and under this Agreement.

 6.2.2.Indemnification of Tax Matters Member. The Company shall indemnify and reimburse the Tax Matters Member for all reasonable expenses, including legal and accounting fees, claims, liabilities, losses and damages incurred in connection with any administrative or judicial proceeding with respect to the tax liability of the Members. The payment of all such expenses shall be made before any distributions are made to the Members hereunder, and before any discretionary reserves are set aside by the Manager. The taking of any action and the incurring of any expense by the Tax Matters Member in connection with any such proceeding, except to the extent required by law, is a matter in the sole discretion of the Tax Matters Member, and the provisions hereof limiting the liability of and providing indemnification for the Manager shall be fully applicable to the Tax Matters Member in his capacity as such.

 6.3 Other Activities.

 6.3.1.Concurrent Activities. Any Member and any Affiliate may engage in or possess an interest in other business ventures of any nature or description, independently or with others, whether such ventures are competitive with the Company or otherwise, and the pursuit of such ventures shall not be wrongful or improper, and neither the Company nor any Member shall have any right by virtue of this Agreement in or to any of such ventures, or in or to the income, gains, losses or deductions derived or to be derived therefrom.

 6.3.2. No Obligation to Offer. None of the Manager, any
Affiliate or any Member shall be obligated to offer or present any particular investment opportunity to the Company, even where such opportunity is of a character which, if presented to the Company, could be taken and exploited by the Company, but rather the Manager, Related Parties and the Members shall have the right to take for their own account or to recommend to others any such particular investment opportunity.

 6.3.3.Time Commitment. The Manager and its principals will devote so much of their time to the business of the Company as, in their sole discretion, will be required for the proper performance of their duties under this Agreement, and it is expressly understood and agreed that the Manager and its principals shall not be required to devote their entire time to the business of the Company.

 6.4 Members.

 6.4.1.Rights of Members. In addition to the other rights to which Members are entitled pursuant to the Act or the Articles, the Class A Members (and only the Class A Members) shall have the right to vote on the matters which are required by this Agreement to be approved by the Members. Except as otherwise specifically provided herein, any matter which requires the approval of the Class A Members shall be decided upon a vote of the Class A Members whose Interests constitute a majority of the Interests. Except as specifically required by law or provided herein, the Class B Members shall have no right to vote on any matter of any type.

 6.4.2.Members Meetings. Any Class A Member may call a meeting of the Members on no less than ten (10) days' prior notice to the other Member(s), except in the event of an emergency, in which case any Class A Member may call a meeting on no less than two (2) days' prior notice; provided, however, that such notice requirements may be waived in writing by consent of the Class A Members. Any such Members meeting may be conducted telephonically when so requested by any Class A Member. A majority in Interest of the Class A Members shall constitute a quorum at any such meeting. Except as otherwise specifically provided herein, all questions at any Members' meeting shall be decided upon a vote of the Class A Members whose Interests constitute a majority of the Interests. All Members meetings will be held at the Company's principal place of business or such other place as the Manager may determine. In lieu of holding formal meetings, the Class A Members may act by a written consent executed by the Class A Members holding the percentage of Interests required for the action to be taken under this Agreement.

 6.5 Officers.

 6.5.1.Officers. The officers of the Company may consist of a President, one or more Vice-Presidents, a Secretary/Treasurer, and such other officers as may be appointed, at any time and from time to time, by the Members. Any two (2) or more offices may be held by the same individual.

 6.5.2.President. The President shall serve as the chief executive officer of the Company. As the chief executive officer, the President shall be responsible for the general management, on a daily basis, of the affairs of the Company and for the conduct, on a daily basis, of the business of the Company. The President shall have the power to execute, on behalf of the Company, contracts, agreements, certificates, and other documents which the Manager has authorized to be executed, except in cases where the execution thereof shall be expressly delegated by the Manager or by this Agreement to some other officer or agent of the Company or shall be required by law to be otherwise performed.

The President shall generally supervise the other officers and employees of the Company and shall exercise such other powers and perform such other duties as may be assigned to the President by the Manager at any time and from time to time.

 6.5.3.Vice-President. The Vice-Presidents shall, in the absence of the President, perform those duties requested by the Members, and shall perform such other duties as from time to time may be assigned to the Vice-Presidents by the President or the Manager. A Vice-President may be designated Senior Vice President or Executive Vice President. The Vice-Presidents may be given supervisory authority in specific matters by action of the Manager.

 6.5.4.Secretary/Treasurer. The Secretary/Treasurer (i) shall have charge and custody of and be responsible for all funds and securities of the Company; (ii) receive and give receipts for moneys due and payable to the Company from any source whatsoever, and deposit all such moneys in the name of the Company in such banks, trust companies or other depositaries as shall be selected by the President or the Manager;
(iii) keep the minutes of the Members meetings in one or more books provided for that purpose; (iv) see that all notices are duly given in accordance with the provisions of this Agreement or as required by law;
(v) be custodian of the corporate records of the Company; (vi) keep a register of the postoffice address of each Member, which shall be furnished by such Member; and (vii) in general perform all duties incident to the offices of secretary and treasurer and such other duties as from time to time may be assigned by the President or by the Manager. In the absence of the President, or in the event of his or her inability or refusal to act, the Secretary/Treasurer shall perform the duties of the President, and when so acting, shall have all the powers and be subject to all the restrictions on the President.

 6.5.5.Other Officers. Each other officer shall exercise such powers and perform such duties as may be assigned to such other officer at any time and from time to time by the Manager.

 6.5.6.Compensation. The officers of the Company may receive compensation for their service as determined by the Manager.

 6.6 Advisory Board. The Manager may convene on a quarterly basis (or at such other times as the Manager may deem appropriate) the Influence Data Advisory Board ("IDAB"). The IDAB will consist of such members as may be appointed by the Manager from time to time and members of the DAB shall serve at the pleasure of the Manager, provided, however, in the event that the Manager elects to convene the IDAB, the Class B Member shall have at least one representative on the IDAB. The Manager will provide members of the IDAB with a report on the Company's operations. As part of the IDAB's activities, the IDAB will provide the Company with advice and comment regarding the Company's operations. For serving on the IDAB, member's of the IDAB shall receive the compensation, if any, which may be established from time to time by the Manager.

                              ARTICLE VII.
                    TRANSFERS OF INTERESTS; WITHDRAWAL

 7.1 Class A Member Transfers of Interest. The following provisions are limited as provided in Section 7.7 and 7.11 hereof.

 7.1.1. Limited Transfer Right. The Class A Member shall not
Transfer all or any part of its Interest to any Person, except as follows:

           (a)Class A Member Transfer of Interests to Permitted
           Transferees. At all times, each Class A Member, shall have the right, in its sole discretion, to Transfer all or any part of its Interest to any one or more Class A Permitted Transferees without offering to Transfer such Interest to the Company and without obtaining the Approval of the other Members.

           (b)Other Class A Member Transfers: Tag-Along/Drag-Along Rights.

            (i)Except as provided in Section 7.1.1(a), the Class A Member shall have the right, in its sole discretion, to Transfer all or any part of its Interest to any one or more Persons if and so long as all other Members are given the opportunity to participate ("Tag-Along Right") in the proposed transaction on financial terms equal to the financial terms offered to the Class A Member, as adjusted to reflect each Member's respective Percentage Interest, and, at the option of the Manager, all other Members shall so participate ("Drag-Along Right") in the proposed transaction and transfer their respective Interests. The Class A Member shall provide the other Members ("Continuing Members") with written notice ("Transfer Notice") of its intention to transfer all or part of its Interest in the Company, specifying in such Transfer Notice the identity of the proposed transferee, the purchase price therefor (the "Purchase Price"), and the terms of the proposed sale (the "Transfer Terms"). Thereafter, each Continuing Member shall have a period of fifteen (15) days ("Exercise Period") to elect by written notice to the Class A Member to exercise its Tag-Along Right, as hereafter provided. Failure to provide such written advice within the Exercise Period shall preclude the Continuing Member from Exercising such Tag-Along Right.

           (ii)If a Continuing Member elects to exercise its Tag-Along Right, then such Transfer shall be at a price and on terms that are no less favorable to the Continuing Member than the Purchase Price and Transfer Terms, and neither Continuing Member shall have priority over the other. A Continuing Member electing to exercise its Tag-Along Right shall do so for its entire Interest and may not limit its exercise to a portion thereof.

          (iii)If the Continuing Member does not exercise its Tag-Along Right, then following the expiration of the Exercise Period, the Class A Member shall have a period of fifteen (15) days to elect by written notice to the Continuing Members to require the Continuing Members to join in the sale by selling to the Class A Member's proposed transferee that portion of the Continuing Members' Interest which is identical to the portion of the Class A Member's Interest which is being transferred (it being expressly understood that the Class A Member has no obligation to exercise its Drag-Along Right). If the Class A Member elects to exercise his Drag-Along Right, then the sale of the Continuing Member's Interest shall be at a price and on terms that are no less favorable to the Continuing Member than the Purchase Price and Transfer Terms.

           (iv)If the Transfers contemplated by this Section 7.1 .1(b) are not closed (i) within six (6) months from the date of the Transfer Notice and (ii) with the same proposed transferee and at substantially the same price and on substantially the same terms as contemplated herein, then the Transferor shall be required to give the Continuing Members a new notice of its desire to Transfer in accordance with the requirements of this Section 7.1 .1(b) and the foregoing procedures shall again be followed.

 7.1.2. Restrictions on Transfer. Notwithstanding the foregoing provisions of this Section 7.1, the Class A Member will not be permitted to transfer its Interests under this Section 7.1 unless, in the opinion of counsel to the Company, such Transfer will not result in the occurrence of any of the events described in Section 7.6 hereof. By executing this Agreement, each Member shall be deemed to have given its Approval to any Transfer by such Members of their Interests as permitted in this Section 7.1. and to the substitution of the transferee thereof as a Member hereunder.

 7.2 Class B Member Transfer of Interests. At all times, each Class B
Member, shall have the right, in its sole discretion, to Transfer all or any part of his Interest to any one or more Class B Permitted Transferees without offering to Transfer such Interest to the Company and without obtaining the Approval of the other Members.

 7.3 Restrictions on Transfer. Except as provided in Sections 7.1 and 72 the Class A Members and Class B Members will not be permitted to transfer their Interest under this Article VII unless, such Transfer is approved in writing by the Manager. The restrictions on transfer provided for in this Article VII shall in no way limit or prohibit the dilution of a Member's Interest as provided for and acknowledged by the members in Section 3.6 of this Agreement.

 7.4 Substitute Member. The Transfer or Assignment of a Member Interest shall not constitute the transferee or Assignee thereof a Member until (i) such transferee or Assignee agrees in writing (a) to assume and be bound by all of the terms and provisions of this Agreement and all of the obligations of the transferring or assigning Member hereunder, and (b) to be subject to all of the restrictions to which the transferring or assigning Member is subject under the terms of this Agreement, including without limitation any further agreements with respect to the Company and its business, (ii) the provisions of Section
7.6 have been satisfied, and (iii) except with regard to a Transfer pursuant to
Section 7.1 and 7.2 the Manager has approved such Transfer or Assignment in writing. No permitted Transfer or Assignment of an Interest to one other than a Member hereunder shall be effective until the Manager shall have received and have accepted the written agreement of the transferee or Assignee and the written approval of the Manager required by this Section 7.4 with the Manager's acceptance of such transferee or Assignee's agreement to be no later than the first day of the calendar month next following the month during which all provisions of this Section 7.4 are satisfied. Any transferee or Assignee so admitted shall be a "Substitute Member" hereunder. A Substitute Member shall succeed, to the extent attributable to the Interest assigned, to the Capital Account, Capital Contribution, rights, powers, restrictions, liabilities and obligations of the transferor or assignor Member.

 7.5 Terms of Assignment or Transfer. Notwithstanding any other provision hereof, any Assignee or other transferee of a Member Interest shall be bound by the provisions of this Agreement. An Assignee or transferee who is not a Member at the time of Assignment or Transfer shall be entitled only to the allocations of income, gains, losses, deductions and credits and to distributions of Company assets attributable to the Interest or portion thereof assigned or transferred to it from and after the effective date of the Transfer; provided, however that such Assignee or transferee shall not be entitled to the other rights of a Member until such time (if any) as he shall become a Substitute Member. The effective date of a Transfer or Assignment shall be the last day of the month during which the Manager receives Notice of any Transfer or Assignment made pursuant to the terms of this Article VII. Notwithstanding the above, the Company and Manager shall incur no liability for Company allocations and distributions made in good faith to the transferring or assigning Member until the written instrument of Transfer or Assignment has been received by the Company and recorded on its books and the effective date of the Transfer or Assignment has passed.

 7.6 Conditions for Assignment or Transfer. No Transfer or Assignment under the provisions of this Article VII shall be permitted unless, in the opinion of counsel for the Company, such Transfer or Assignment will not:

       (a)Require registration under Section 5 of the Securities Act of 1933, as amended, or any applicable state securities laws;

       (b)To the best of such counsel's knowledge, violate any law or governmental rule or regulation of any federal, state or local government or governmental agency applicable to such Transfer;

       (c)Cause the Company not to be deemed a limited liability company under the Act;

       (d)Cause any Member to be subject to unlimited liability under the laws of the State or of any other jurisdiction in which the Company is formed or is qualified to do business; or

       (e)Affect the tax status of the Company as a partnership for Federal or state income tax purposes.

The assigning or transferring Member must give the Manager Notice that he wishes to make a Transfer or Assignment, and sufficient information to allow counsel to the Company to render its opinion that the proposed Transfer or Assignment will not result in the consequences referred to in this Section 7.6.

 7.7 Appointment of Nominee. In the event of any permitted Transfer that shall result in multiple ownership of any Member Interest, the Manager may require one or more trustees or nominees to be designated to represent a portion of or the entire Interest transferred for the purpose of receiving all Notices which may be given and all payments which may be made under this Agreement, and for the purpose of exercising all rights which the transferor had as a Member pursuant to the provisions of this Agreement.

 7.8 Transfer Costs. The transferor and transferee of a Member Interest shall be jointly and severally obligated to reimburse the Manager and the Company for all reasonable expenses (including, reasonable attorneys' fees) with respect to any Assignment or other Transfer of such an Interest.

 7.9 Further Transfers. Each transferee or Assignee of an Interest or part thereof shall have the right to make a further Transfer thereof, subject to the provisions of Article VII, notwithstanding, in the case of any Assignee, that such Assignee shall not first have become a Substitute Member pursuant to Section 7.4 hereof.

 7.10 Invalid Transfers. Any purported Transfer of a Member Interest made in violation of Article VII hereof shall be null and void as against the Company.

 7.11 Member Withdrawal.

 7.11.1. Withdrawal. Except as otherwise permitted or required in this Agreement, a Member shall not voluntarily or involuntarily withdraw, nor may a Member be required to withdraw as a Member, prior to Dissolution, liquidation, winding-up and termination of the Company and its business, and an Event of Withdrawal with respect to a Member shall, unless otherwise permitted in this Agreement, be deemed to be a violation of this Agreement entitling the Company to damages for such breach.

 7.11 .2.Successor Liability. Provided the Company is not dissolved as provided for in Section 8.1, upon the death or legal incompetency of a Member, the estate, personal representative, guardian or other successor in interest of such Member shall have all rights and be liable for all the liabilities of the Member in the Company to the extent of such Member's interest therein, subject to the terms and conditions of this Agreement.

                             ARTICLE VIII.
                 DISSOLUTION, WINDING UP AND TERMINATION

 8.1 Dissolution. The Company shall dissolve upon the occurrence of any of the following events:

       (a)Upon Approval of the Manager and a majority in Interest of the Class A Members to dissolve the Company;

       (b)Upon expiration of the Term and any and all extensions thereof;

       (c)Upon the sale, transfer or distribution of all or substantially all of the Company's assets;

       (d)The entry of a decree of judicial dissolution under the Act by a court of competent jurisdiction;

       (e)The death, insanity, retirement, expulsion or bankruptcy of the Manager; or

       (f)Upon the occurrence of an Event of Withdrawal with respect to any Member if and only if a majority in Interest of the remaining Members agree within 90 days after the Event of Withdrawal to dissolve the Company.

 8.1.1. Notice of Winding Up. As soon as possible upon Dissolution, the Manager shall file a notice of winding up with the Secretary of State of the State of Missouri.

 8.1.2. Continuing Existence. Notwithstanding the foregoing or anything else in this Agreement, upon Dissolution, other than upon expiration of the Term, the Company may remain in existence for up to two (2) years after the end of the Fiscal Year during which Dissolution occurs to permit an orderly winding-up of the Company's business and affairs.

 8.1.3. Right to Continue. Notwithstanding anything contained in
Section 8.1 hereof, upon the occurrence of one or more events specified in Section 8.1(c) or (e) a meeting of all remaining Members shall be held at the principal place of business of the Company within 90 days after the happening of such event to consider whether to continue the Company on the same terms and conditions as are contained in this Agreement and, if necessary, to select a new Manager for the Company, or whether to wind up the affairs of the Company, liquidate it assets and distribute the proceeds therefrom in accordance the Section 8.2 hereof. The Company may be continued only by a vote of the majority in Interest of all remaining Members. If the Members vote to continue the Company and, if necessary, to select a new Manager, the new Manager shall execute and acknowledge such agreements as are necessary and appropriate to assume the rights and obligations of the Manager hereunder.

 8.2 Winding Up and Termination.

 8.2.1.Distribution Priority. Upon the dissolution of the Company as provided in Section 8.1 hereof ("Dissolution"), the Company assets shall be liquidated (except as permitted by Section 8.3 hereof) and the affairs of the Company shall be wound up and terminated by the Manager or, if there is no Manager, by a liquidating trustee selected by the Class A Members. Upon completion of such liquidation and winding up, but not later than two (2) years after the end of the Fiscal Year during which Dissolution occurs, and after taking into account all Capital Account adjustments and allocations of income, gains, losses and deductions for the Company taxable year during which Dissolution occurs, including, without limitation, the allocation of all income, gains, losses and deductions pursuant to Article IV hereof that would arise if all Company assets to be distributed in kind were sold for their fair market values, the assets of the Company shall be liquidated and disposed of and distributed as follows:

       (a)First,to the payment of debts and liabilities of the Company and expenses of the liquidation and winding up;

       (b)Second, to the setting up of any reserves (to be held in a special interest-bearing account) which the Manager or the liquidating trustee may deem reasonably necessary for any contingent or unforeseen liabilities or obligations of the Company; provided, however, that at the expiration of such time as the Manager or such trustee shall deem advisable (not to exceed two (2) years from the event which caused Dissolution, except in the case of any litigation matter where the length of time such reserves are maintained shall be determined by the Manager or the liquidating trustee in its sole discretion), the balance of such reserves remaining after payment of such contingent liabilities shall be distributed in the manner set forth in Subsections
8.2.1(c) through (e) below;

       (c)Third, to the payment of the Additional Capital Contribution Preferred Distribution Premium;

       (d)Fourth, to the payment of the Additional Capital Contribution Preferred Distribution; and

       (e)Fifth, the balance in accordance with the positive balances in the Members' Capital Accounts.

 8.2.2. Continued Validity of Agreement. Notwithstanding any
Dissolution of the Company, prior to such time as the Company shall be terminated as provided herein the Company's business and the affairs of the Members, as such, shall continue to be governed by this Agreement.

 8.3 Liquidation of Assets. Notwithstanding the provisions of Section 8.2 if the Manager or the liquidating trustee shall determine that an immediate sale of all or part of the Company assets would cause undue loss to the Members, then the Manager or the liquidating trustee may notify the Members or their representatives of such fact and, to avoid such loss, may defer liquidation of and withhold from distribution for a reasonable time any assets of the Company not required to satisfy the Company's debts and obligations, or may distribute the Company's assets to the Members in kind. The Manager or the liquidating trustee may not so defer liquidation and distribution of Company assets, however, to the extent prohibited by the laws of any jurisdiction in which the Company is then formed or qualified.

 8.4 Final Accounting. The Manager or the liquidating trustee shall provide to each Member a financial statement setting forth the assets and liabilities of the Company as of the date of Dissolution and all income, gains, losses and deductions realized by the Company upon completion of the liquidation of Company assets. Upon compliance by the Manager or the liquidating trustee, as applicable, with the foregoing distribution plan, the Manager or liquidating trustee shall take such steps as are required under the Act to cancel the Certificate, upon the completion of which the Company shall terminate and the Members shall cease to be such.

 8.5 Use of Companv Name. Upon dissolution, winding up and termination of the Company and its business, no Member shall use the name of any other Member in the conduct of its separate business without the prior consent of such other Member, nor shall any Member other than the Manager use the Company name in the conduct of its separate business without the Approval of the Manager.

                               ARTICLE IX.
                            POWER OF ATTORNEY

 9.1 Grant of Power. Each Member hereby makes, constitutes and appoints the Manager with full power of substitution and resubstitution, its true and lawful attorney for it and in its name, place and stead and for its use and benefit, to sign, execute, certify, acknowledge, file and record all instruments amending or canceling the Articles, as and to the extent required under the Act and applicable law, and to sign, execute, certify, acknowledge, file and record such other agreements, instruments or documents as may be necessary or advisable (a) to reflect the exercise by the Manager of any of the powers granted to it under this Agreement, and (b) which may be required of the Company or of the Members by the laws of the State or any other jurisdiction, to the extent consistent with the Agreement. Each Member authorizes such attorney-in-fact to take any further action which such attorney-in-fact shall consider necessary or advisable in connection with any of the foregoing, hereby giving such attorney-in-fact full power and authority to do and perform each and every act or thing whatsoever requisite or advisable to be done in and about the foregoing as fully as such Member might or could do if personally present, and hereby ratifying and confirming all that such attorney-in-fact shall lawfully do or cause to be done by virtue hereof.

 9.2 Survival of Power. The power of attorney granted pursuant to
Section 9.1 hereof: (a) is a special power of attorney coupled with an interest, is irrevocable, and shall survive the bankruptcy, death, adjudication of incompetency or insanity, or dissolution of any Person granting such power;
(b) may be executed by such attorney-in-fact by listing all of the Members executing any agreement, certificate, instrument or document with the single signature of any such attorney-in-fact acting as attorney-in-fact for all of them; and (c) shall survive the delivery of an Assignment by a Member of its Interest in the Company, except that where the purchaser, transferee or assignee thereof has the right to be, or is admitted as, a Substitute Member, the power of attorney shall survive the delivery of such Assignment for the sole purpose of enabling such attorney-in-fact to execute, acknowledge and file any such agreement, certificate, instrument or document necessary to effect such substitution.

                               ARTICLE X.
               LIMITATION ON LIABILITIES; INDEMNIFICATION

 10.1 Acknowledgment. The Members expressly acknowledge that the Manager has been given very substantial responsibilities and discretion pursuant to this Agreement. In order to assure the Manager that it may, without hesitation or reservation, carry out its responsibilities and exercise its discretion hereunder, the Members agree that the following provisions governing limitation on liabilities and indemnities shall apply and that no other liabilities shall be imposed on the Manager or a Member, except to the extent such other liabilities are specifically provided for elsewhere in this Agreement.

 10.2 Limitation on Liabilities. No Member, Manager or officer shall be liable to the Company or to the other Members or its Affiliates for any losses, costs and other reasonable attorneys' fees), liabilities, obligations, claims, or demands whatsoever arising out of any action taken or omitted by such Member, Manager or officer under this Agreement or in connection with or relating to the Company, including, without limitation, losses, costs, expenses, damages, or settlement amounts arising from or in connection with the negligence or gross negligence or alleged negligence or gross negligence of such Member, Manager or officer, unless such action or omission constitutes intentional fraud, willful misconduct, or criminal acts or omissions on the part of such Member, Manager or officer.

 10.3 Indemnification. The Company shall indemnify and hold harmless any Person who was or is a party to or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Company) by reason of the fact that he/she is or was a Member, Manager or officer of the Company, or is or was serving the Company with a contractual commitment of indemnification, against expenses (including reasonable attorneys' fees) losses, costs, damages, judgments, fines, and amounts paid in settlement actually and reasonably incurred by him/her in connection with such action, suit or proceeding if he/she acted in good faith and in a manner he/she reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his/her conduct unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nob contendere or its equivalent, shall not, of itself, create a presumption that the Person did not act in good faith and in a manner which he/she reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his/her conduct was unlawful.

The Company shall indemnify and hold harmless any Person who was or is a party to or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Company to procure a judgment in its favor by reason of the fact that he/she is or was a Member, Manager or officer of the Company, against expenses (including reasonable attorneys' fees) and amounts paid in settlement actually and reasonably incurred by him/her in connection with the defense or settlement of the action or suit if he/she acted in good faith and in a manner he/she reasonably believed to be in or not opposed to the best interests of the Company; except that no indemnification shall be made in respect of any claim, issue or matter as to which such Person shall have been adjudged to be liable for intentional fraud, willful misconduct or criminal acts or omissions in the performance of his/her duty to the Company or as to which such Person shall have been adjudged to be liable on the basis that personal benefit was improperly received by him/her unless and only to the extent that the court in which the action or suit was brought determines upon application that, despite the adjudication of liability but in view of all the circumstances of the case, the Person is fairly and reasonably entitled to indemnity for such expenses which the court shall deem proper.

To the extent that a Member, Manager or officer of the Company or any other person serving the Company with a contractual commitment of indemnification has been successful on the merits or otherwise in defense of any action, suit, or proceeding referred to herein, or in defense of any claim, issue or matter therein, he/she shall be indemnified against expenses, including reasonable attorneys' fees reasonable actually and reasonably incurred by him/her in connection with the action, suit, or proceeding.

 10.4 Authorization by the Members. Any indemnification hereunder shall be made by the Company upon the occurrence of either one of the following: (a) authorization in the specific case upon a determination that indemnification of the Member, Manager, officer or other person serving the Company with a contractual commitment of indemnification is proper in the circumstances because he/she has met the applicable standard of conduct set forth in this
Article X or (b) issuance of a final court judgment or order requiring indemnification or stating that it would be lawful in the specific case. The determination described in Section 10.3 shall be made by the Manager.

 10.5 Cooperation of Indemnitee. Any Person seeking indemnification pursuant to this Article X shall promptly notify the Company of any action, suit or proceeding for which indemnification is sought and shall in all ways cooperate fully with the Company and its insurer, if any, in their efforts to determine whether or not indemnification is proper in the circumstances, given the applicable standard of conduct set forth in this Article X.

Any Person seeking indemnification pursuant to this Article X other than with respect to (a) a criminal action, suit, or proceeding, or (b) an action, suit, or proceeding by or in the right of the Company, shall (i) allow the Company and/or its insurer the right to assume direction and control of the defense thereof, if they elect to do so, including the right to select or approve defense counsel, (ii) allow the Company and/or its insurer the right to settle such actions, suits, or proceedings at the sole discretion of the Company and/or its insurer, and (iii) cooperate fully with the Company and its insurer in defending against, and settling such actions, suits, or proceedings.

 10.6 Advance of Expenses. Expenses incurred in defending a civil or criminal action, suit or proceeding brought other than by the Company shall be paid by the Company in advance until the earlier to occur of (a) the final disposition of the action, suit or proceeding in the specific case, or (b) a determination by the Members that indemnification is not proper under the circumstances because the applicable standard of conduct set forth in this
Article X has not been met. Expenses incurred in defending a civil or criminal action, suit or proceeding brought by the Company may be paid by the Company in advance of the final disposition of the action, suit or proceeding, as authorized by the Members in their sole discretion in the specific case. Any advance of expenses shall not commence until receipt by the Members of an undertaking by or on behalf of the individual seeking such advance to repay any advanced amount unless it shall ultimately be determined that he/she is entitled to be indemnified by the Company as authorized in this Article X.

 10.7 Non-Exclusivity. The indemnification provided by this Article X shall not be deemed exclusive of any other rights to which those seeking indemnification may be entitled under the Act, the Certificate, or this Agreement or any agreement, vote of Members or disinterested Members or otherwise, both as to action in an official capacity and as to action in another capacity while holding such office, and shall continue as to a Person who has ceased to be a Member, Manager, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such Person.

 10.8 Insurance. The Company may purchase and maintain insurance on behalf of any Person who is or was a Member, Manager, officer, employee, or agent of the Company, or is or was serving the Company with a contractual commitment of indemnification, or is or was serving at the request of the Company as a member, manager, director, officer, employee or agent of another limited liability company, corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him/her and incurred by him/her in any such capacity, or arising out of his/her status as such, whether or not the Company would have the power to indemnify him/her against such liability under the provisions of the Act, as amended from time to time.

 10.9 Additional Indemnification. The Company may provide further indemnity, in addition to the indemnity provided by this Article X to any Person who is or was a Member, Manager, or officer of the Company, or is or was serving the Company with a contractual commitment of indemnification, or is or was serving at the request of the Company as a member, manager, director, officer, employee or agent of another limited liability company, corporation, partnership, joint venture, trust or other enterprise, provided that no such indemnity shall indemnify any Person from or on account of such Person's conduct which was finally adjudged to have been knowingly fraudulent, deliberately dishonest, or willful misconduct.

 10.10 Set-off. The Company's indemnity of any Person who is or was a Member, Manager or officer of the Company, or is or was serving the Company with a contractual commitment of indemnification, or is or was serving at the request of the Company as a member, manager, director, officer, employee or agent of another limited liability company, corporation, partnership, joint venture, trust or other enterprise, shall be reduced by any amounts such Person may collect as indemnification (a) under any policy of insurance purchased and maintained in his/her behalf by the Company, or (b) from such other limited liability company, corporation, partnership, joint venture, trust or other enterprise, or from insurance purchased by any of them.

 10.11 Limitation. Nothing contained in this Article X, or elsewhere in this Agreement, shall operate to indemnify any Member, Manager, officer, or other person if such indemnification is for any reason contrary to law, either as a matter of public policy, or under the provisions of the Federal Securities Act of 1933, the Securities Exchange Act of 1934, or any other applicable state or federal law.

 10.12 Constituent Entities. For purposes of this Article X, references to "the Company" include all constituent entities absorbed in a consolidation or merger as well as the resulting or surviving entity so that any Person who is or was a member, manager, director, or officer of such a constituent entity or is or was serving at the request of such constituent entity as a member, manager, director, officer, employee, or agent of another limited liability company, corporation, partnership, joint venture, trust or other enterprise shall stand in the same position under the provisions of this Article X with respect to the resulting or surviving entity as he/she would if he/she had served the resulting or surviving entity in the same capacity.

 10.13 Amendment. This Article X may be hereafter amended or repealed; provided, however, that no amendment or repeal shall reduce, terminate, or otherwise adversely affect the right of a Person entitled to obtain indemnification hereunder with respect to acts or omissions of such Person occurring prior to the effective date of such amendment or repeal.

                             ARTICLE XI.
                         GENERAL PROVISIONS

 11.1 Complete Agreement. This Agreement constitutes the entire agreement among the parties hereto with respect to the subject matter hereof and thereof, and supersedes all agreements, representations, warranties, statements, promises and understandings, whether oral or written, with respect to the subject matter hereof and thereof. No party hereto shall be bound by or charged with any oral or written agreements, representations, warranties, statements, promises or understandings not specifically set forth in this Agreement. The terms of this Agreement supersede any description of the Company appearing in any other document.

 11.2 Amendments.

 11.2.1. Amendments Without Member Approval. The Manager, without the Approval of any other Member, may amend the Unit Ledger
Record and may make such other amendments to the Articles as are required to accurately reflect the names, addresses and Capital Contributions of the Members and the admission to the Company of any Person in accordance with the terms of this Agreement, whether as a Manager or a Class A Member or a Class B Member.

 11.2.2. Conditions to Amendments. This Agreement may be amended in whole or in part only with the Approval of the majority in Interest of the Class A Members, except that:

       (a)without the Approval of the majority in Interest of both the Class A Members and Class B Members, no amendment may be adopted that would, in the opinion of the Manager, adversely affect the limited liability of Members under the Act or other applicable law; and

       (b)no amendment may be made to this Section 11.2 without the Approval of the majority in Interest of both the Class A Members and Class B Members.

 11.2.3. Notice of Proposed Amendments. The Manager shall give Notice to each other Member of any proposed amendment, which Notice shall set forth the text of the proposed amendment.

 11.3 Notices. All Notices to the Members under this Agreement shall be in writing and shall be (i) delivered by personal service, (ii) delivered by courier service, (iii) telecopied, or (iv) sent by certified or registered mail, postage prepaid, return receipt requested, to the Members at the addresses and fax numbers set forth in the Unit Ledger Record. Except as otherwise expressly set forth herein, each Notice shall be effectively given when delivered at the address or fax number set forth in the Unit Ledger Record. Any Notice given by telecopier, facsimile or similar means shall be confirmed by hard copy delivered as soon as possible. Rejection or other refusal to accept a Notice or the inability to deliver a Notice because of a changed address or fax number of which no Notice was given as provided herein shall be deemed to be receipt of the Notice sent. By giving to the other parties Notice thereof, the parties hereto and their respective permitted successors and assigns shall have the right from time to time and at any time during the term of this Agreement to change their respective addressee or address for Notices, and each shall have the right to specify as its address for Notices any other address within the United States of America.

 11.4 Severability. In the event that any provision of this Agreement shall be held to be invalid or unenforceable, the same shall not affect in any respect whatsoever the validity or enforceability of the remainder of this Agreement.

 11.5 Survival of Rights. Except as provided herein to the contrary, this Agreement shall be binding upon and inure to the benefit of the parties signatory hereto, and their respective permitted successors and assigns.

Governing Law contained herein shall be deemed to limit a party instituting legal proceedings hereunder to any single venue.

 11.6 Terminology and Construction. All personal pronouns used in this Agreement, whether used in the masculine, feminine or neuter gender, shall include all other genders, and the singular shall include the plural and vice versa. Titles of Articles, Sections and Subsections are for convenience only, and neither limit nor amplify the provisions of this Agreement. All references herein to Articles, Sections, Subsections, clauses and schedules should be deemed references to such parts of this Agreement unless the context otherwise requires.

 11.7 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original and all of which shall constitute one and the same agreement.

 11.8 Further Assurances. Each party hereto agrees to do all acts and things, and to make, execute and deliver such written instruments, as shall from time to time be reasonably required to carry out the terms and provisions of this Agreement.

 11.9 No Third-Party Rights. This Agreement shall not (directly, indirectly, contingently or otherwise) confer or be construed as conferring any rights or benefits on any Person that is not named a Member or a permitted transferee of a Member hereunder.

 11.10 Confidentiality. Except as required in the normal conduct of a Member's business or by law, no Member, without the Approval of the other Members, during continuance of the Company or after its termination shall at any time during the term of this Agreement or thereafter divulge to any person not a member of the Company, other than its attorneys, accountants, employees and professional advisers, any information concerning the business of the Company or the content of this Agreement or any other contract or agreement entered into by the Company. A Member may, however, disclose to third parties the existence of the Company and the names of the Members.

 11.11 Prevailing Party Costs. In the event that any party hereto institutes legal action to enforce the provisions of this Agreement, the prevailing party therein shall be entitled to be awarded by the court reasonable attorneys' fees (including the reasonable cost of in-house and/or staff counsel) incurred in such action.

 11.12 Loans and Other Transactions with Members and Affiliates. From time to time, the Company may enter into transactions with, or borrow funds from, a Member or Affiliate. As a material consideration and inducement for entering into a transaction with, or making a loan to, the Company, it is agreed that the Member or Affiliate, and their respective successors and assigns, or any person, firm or entity acting on behalf of, or on the directions of, such Member or Affiliate, involved in such transaction or loan, may, at any time and for any reason, exercise and enforce any and all provisions, rights and remedies provided for in the underlying legal documents or available at law or in equity, for such transaction or loan, including, but not limited to, foreclosing on any property of the Company pledged as collateral for a loan, initiating adversarial legal proceedings against the Company, or taking any other actions which could have an adverse effect on the Company or its other Members or their respective Related Parties. The exercise or enforcement of any such provisions, rights or remedies shall not, under any circumstances, be construed as a breach of any fiduciary duty, legal, equitable or otherwise, owed by the Member or Affiliate to the Company or it Members or their respective Related Parties, it being expressly understood by all that such provisions, rights and remedies may be exercised and enforced to the fullest extent permitted by applicable law. Neither the Company or its Member or their respective Related Parties shall be entitled to defend against the exercise or enforcement of any such provisions, rights and remedies on any ground relating, directly or indirectly, to the fact that the Member has an ownership interest in the Company or that the Affiliate is affiliated with a Member of the Company. If the Company, any Member or any Affiliate violates or seeks to violate the provisions of this Section by raising such a defense, then, in addition to any other rights available at law or in equity, the defending party shall have the right to plead the provisions of this Section as a waiver, estoppel or other appropriate response or defense to any conflicting allegation or contention.

IN WITNESS WHEREOF, the undersigned have executed this Operating Agreement as of the day and year first above written.

CLASS A MEMBER:

INFLUENCE CONTENT, L.L.C.

    __________________________________
By: Craig Kaminer, Manager and President


CLASS B MEMBER:

ULTRA DATA SYSTEMS, INC.


By:__________________________________
   Name/Title:Monte Ross, Chairman and President

       ************************************************************

                                                              EXHIBIT 6

                          OPTION AGREEMENT

      THIS OPTION AGREEMENT ("Agreement") is made and entered into this 4th day of May, 1999, by and between ULTRA DATA SYSTEMS, INC., a Delaware corporation ("Grantor"), and INFLUENCE CONTENT, L.L.C., a Missouri limited liability company ("Grantee").

                             RECITALS

      Grantor and Grantee desire to enter into this Option Agreement, granting to the Grantee the option to purchase certain shares of common stock of the Grantor.

                             AGREEMENT

      In consideration of the foregoing, the mutual covenants contained herein, and Ten Dollars ($10.00) and other good a valuable consideration, the parties agree as follows:

      Section 1. Grant of Options. Grantor hereby grants to Grantee options for Grantee to purchase from Grantor up to One Hundred Sixty Thousand (160,000) common shares of Grantor ("Shares"). Grantee must exercise the options on or before May 1, 2004 (the "Termination Date") or else the options lapse.

      Section 2. Manner of Exercising Options. At any time on or before the Termination Date, Grantee may exercise the options herein granted to purchase the entire One Hundred Sixty Thousand (160,000) Shares all at one time, or from time to time on or before the Termination Date, Grantee may exercise the options herein granted to purchase Shares in groups or traunches of Shares which are evenly divisible by Ten Thousand (10,000). Grantee may exercise the options herein granted by delivering to Grantor written notice of the exercise thereof on or before the Termination Date. Such notice shall contain a statement of the number of Shares for which the options are exercised under that notice.

      Section 3. Exercise Price. If Grantee exercises all or part of the options, the purchase price for the first Eighty Thousand (80,000) Shares to be purchased by Grantee is Two and 50/100 Dollars ($2.50) per Share, and the purchase price for the remaining Eighty Thousand (80,000) Shares to be purchased by Grantee is Three and 50/1 00 Dollars ($3.50) per Share. The purchase price is payable at the Closing (as hereinafter defined) by Grantee to Grantor in immediately available funds by cashier's check or wire transfer as instructed by Grantor.

      Section 4. Purchased Shares. Grantor covenants, represents and warrants that any and all Shares purchased by Grantee under this Agreement shall be (i) treasury shares of Grantor; (ii) duly authorized and validly issued, (iii) fully paid and nonassessable, (iv) registered under the Securities Act of 1933, (v) not issued in violation of any preemptive rights, (vi) not subject to any legal or contractual restrictions on resale or transfer, and (vii) free and clear of all liens, charges, encumbrances or adverse claims.

      Section 5. Closing. The closing(s) of the purchase of any Shares by Grantee under this Agreement ("Closing(s)") shall take place ten (10) after the date of Grantee's notice exercising the applicable options at 9375 Dielman Industrial Drive, St. Louis, Missouri, 63132. At the Closing, Grantee shall deliver the purchase price to Grantor in accordance with Section 3 above, and Grantor shall deliver to Grantee a stock certificate evidencing Grantee's ownership of the purchased Shares.

      Section 6. Notices. All notices, consents, requests, demands and other communications hereunder are to be in writing, and are deemed to have been duly given and made: (a) when delivered in person, (b) three days after deposited in the United States mail, first class postage prepaid, (C) in the case of overnight courier services, one business day after delivery to the overnight courier service with payment provided for, or (d) in the case of telecopy or fax, when sent, verification received, in each case addressed as follows:

     (i) if to Grantee:

  Influence Content, L.L.C.
  35 Maryland Plaza
  St. Louis, Missouri 63108
  Fax No.: (314) 361-7849

  with a copy to:

  Alan B. Bornstein
  Sonnenschein Nath & Rosenthal
  One Metropolitan Square, Suite 3000
  St. Louis, Missouri 63102
  Fax No.: (314) 259-5959

     (ii) if to Grantor:

  Monte Ross
  Ultra Data Systems, Inc.
  9375 Dielman Industrial Drive
  St. Louis, Missouri 63132
  Fax No.: (314) 997-1281

     with a copy to:

  Steven H. Akre
  Lewis Rice & Fingersh
  500 N. Broadway
  Suite 2000
  St. Louis, Missouri
  63102
  Fax No.: (314) 612-1395

or to such other address as any party may designate by notice to the other parties in accordance with the terms of this Section.

      Section 7. Further Assurances. The parties will execute and deliver such further instruments and do such further acts and things as may be required to carry out the intent and purpose of this Agreement.

      Section 8. Governing Law. This Agreement and the rights and obligations of the parties hereunder are to be governed by and construed and interpreted in accordance with the laws of the State of Missouri applicable to contracts made and to be performed wholly within Missouri, without regard to choice or conflict of laws rules.

      Section 9. Legal Fees. Costs. In the event any party brings suit to construe or enforce the terms hereof, or raises this Agreement as a defense in a suit brought by another party, the prevailing party is entitled to recover its attorneys' fees and expenses.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

                            "Grantee"

                             INFLUENCE CONTENT, L.L.C.

                             By:_____________________
                             Name:___________________
                             Title:__________________

                            "Grantor"

                             ULTRA DATA SYSTEMS, INC.

                             By:____________________
                             Name:__________________
                             Title: ________________