Form 10QSB/A
period 2000-03-31
ULTRADATA SYSTEMS INC
filed 2000-06-22
CIK 931947

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-QSB/A

(MARK ONE)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________TO_________

                       COMMISSION FILE NUMBER  0-25380


                       ULTRADATA SYSTEMS, INCORPORATED
------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)


        Delaware                                      43-1401158
------------------------------------------------------------------------
(State or other jurisdiction of    	(I.R.S. Employer Identification No.)
  incorporation or organization)

 9375 Dielman Industrial Drive, St. Louis, MO            63132
(Address of principal executive offices)              (Zip Code)


Issuer's telephone number, including area code:  (314) 997-2250

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
             Yes  [X]     No  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class                                Outstanding as of  May 8, 2000
-------------------------------------------------------------------
Common, $.01 par value                        3,178,345

Transitional Small Business Disclosure Format  Yes [ ]    No  [X]




                                                      File Number
                                                        0-25380

                        ULTRADATA SYSTEMS, INCORPORATED
                                 FORM 10-QSB/A
                                March 31, 2000
                                     INDEX

                                 AMENDMENT NO. 1

     The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000, as set forth in the pages attached hereto:

PART I - FINANCIAL INFORMATION

     Item 1.  Unaudited Financial Statements

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations



                     ULTRADATA SYSTEMS, INCORPORATED
                               FORM 10-QSB
                              MARCH 31, 2000
                                  INDEX

PART I - FINANCIAL INFORMATION                            PAGE

     Item 1.  Unaudited Financial Statements

              Balance Sheets at March 31, 2000 and
               December 31, 1999                           3.

              Statements of Operations for the three
               months ended March 31, 2000 and 1999        4.

              Statements of Stockholders' Equity for
               the three months ended March 31, 2000       5.

              Statements of Cash Flows for the three
               months ended March 31, 2000 and 1999        6.

              Notes to Financial Statements                7.

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                  9.

PART II - OTHER INFORMATION                               13.

          Signatures                                      13.


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


ULTRADATA SYSTEMS, INCORPORATED

Statement of Stockholders' Equity

Three Months Ended March 31,2000


                                                            Notes                           Current Year
                         Additional Retained                Receivable      Accumulated     Classification
                 Common  Paid-in    Earnings     Treasury   for Purchase    Comprehensive   Total
                 Stock   Capital    (Deficit)    Stock      of Common Stock Income, Net     S/H Equity
--------------------------------------------------------------------------------------------------------
Balance at
 Jan 1, 2000     34,100 $ 9,851,894 $(2,024,687) $(942,311) $ (197,117)      $ 37,829        $6,759,708
Exercise of
 94,516 stock
 options            945     313,680                                                            314,625
Repayment of
 notes receivable
 issued for
 purchase of common
 stock                                                                                               -
Accrued interest on
 notes receivable
 issued for
 purchase of common
 stock                                                          (1,688)                         (1,688)
Comprehensive income
 Net loss                              (426,787)                                              (426,787)
Other comprehensive
 loss, net of tax:
 Net unrealized gain
 on Deferred
 Compensation trust
 Available for sale
 securities                                                                    1,018             1,018
Comprehensive loss                                                                            (425,769)
-------------------------------------------------------------------------------------------------------
Balance at
 March 31, 2000   35,045 $10,165,574 $(2,451,474) $(942,311) $(198,805)     $ 38,847        $6,646,876
                  =====================================================================================


See accompanying summary of accounting policies and notes to financial statements.

ULTRADATA SYSTEMS, INCORPORATED

Statements of Cash Flows

Three months ended March 31, 2000 and 1999

                                              2000          1999
                                                  Unaudited
Cash flows from operating activities:

 Net loss                                  $ (426,787)   $ (698,822)

 Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
    Depreciation and amortization              58,980        67,869
    Inventory reserve                          30,000        27,500
    Equity in earnings of unconsolidated
     affiliates                               (27,832)      (54,084)
    Realized gain on investments              (10,602)            -
    Bad debt expense on notes receivable            -         7,750
    Increase (decrease) in cash due to
     changes in operating assets and
     liabilities:
     Trade accounts receivable, net         1,044,241     1,616,595
     Costs and estimated earnings on
      long-term contracts                           -        85,773
     Inventories                             (106,736)      182,964
     Prepaid expenses and other current
      assets                                  (67,217)      490,109
     Accounts payable                          40,940      (530,645)
     Accrued expenses and other liabilities  (153,494)   (1,420,534)
     Deferred rent                             (1,866)       (1,866)
     Deferred compensation trust liability     11,858             -
     Other assets                              28,312          231
                                            ---------     ---------
Net cash provided by (used in) operating
 activities                                   419,796      (227,160)

Cash flows from investing activities:
    Investment in affiliated company                -        (9,223)
    Deferred compensation trust investments    (8,634)            -
    Advances to affiliated company             (4,669)      (16,423)
    Capital expenditures                      (46,644)         (640)
                                            ---------      --------
Net cash used in investing activities         (59,947)      (26,286)

Cash flows from financing activities:
    Repurchase of common stock at cost              -        (2,125)
    Proceeds from exercise of employee
     stock options                            314,625             -
    Restricted cash                             8,395             -
                                            ---------      --------
Net cash provided by (used in) financing
 activities                                   323,020        (2,125)
                                            ---------      --------
Net increase (decrease) in cash and cash
 equivalents                                  682,869      (255,571)

Cash and cash equivalents at beginning of
 year                                       1,220,134     1,254,091
                                            ---------     ---------
Cash and cash equivalents at end of the
 quarter                                  $ 1,903,003   $   998,520
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


Note 3. Inventories

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
                                        =========       =========


Note 4. Prepaid Expenses

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
                                       =======          =======


Note 5. Accrued Expenses and Other Liabilities

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

Note 6.  Amended Quarterly Filing

This amendment has been filed to include the disclosure of comprehensive loss and certain reclassifications on the statements of cash flows, neither of which had any impact to the previously reported net loss.



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

FINANCIAL CONDITION AND LIQUIDITY

Historically the Company has funded its operations primarily through the sale of Common Stock, through periodic borrowings, and from cash generated by operations. At March 31, 2000, the Company had $1,903,003 in cash and cash equivalents, compared to $1,220,134 at December 31, 1999. The Company's operating activities provided cash totaling $419,796, primarily due to the collection of $1,044,241 in accounts receivable, partially offset by a net loss of $426,787 for the quarter, a net increase in inventory of $76,736, and a reduction of accrued expenses and other liabilities of $153,494.

In the quarter ended March 31, 1999 operating activities used $227,160 of cash as a result of the reduction in accounts payable and accrued expenses of $1,951,179, the net loss in the quarter ended March 31, 1999 of $698,822, partially offset by reductions in accounts receivable of $1,616,595.

Net cash used by investing activities for the quarter ended March 31, 2000 totaled $59,947,which includes $4,669 of advances to an affiliated company and $46,644 for capital expenditures. In the quarter ended March 31, 1999, investing cash used totaled $26,286 primarily associated with investments in and advances to affiliates. The current quarter increase is primarily due to expenditures in 2000 for capital asset development for the software tools relating to the Travel(Star 24TM product. Capital expenditures are expected to aggregate $90,000 for the calendar year 2000.

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

June 21, 2000                             /s/  Monte Ross
                                          Monte Ross, President and CEO
                                          (Duly authorized officer and
                                           principal financial officer)