Form 10QSB/A
period 2000-03-31
ULTRADATA SYSTEMS INC
filed 2000-08-03
CIK 931947

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 2
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

                                 AMENDMENT NO. 2

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


                     ULTRADATA SYSTEMS, INCORPORATED


Balance Sheets

As of March 31, 2000 and December 31, 1999


                                               March 31,    December 31,
                                                 2000           1999
Assets                                        (Unaudited)

Current assets:

 Cash and cash equivalents                    $1,903,003     $1,220,134
 Restricted cash                                 402,492        410,888
 Trade accounts receivable, net of allowance
  for doubtful accounts of $5,000 and
  $16,475, respectively                          438,028      1,482,268
 Inventories                                   1,732,158      1,655,422
 Prepaid expenses and other current assets       172,995        105,778
                                               ---------      ---------
Total current assets                           4,648,676      4,874,490

Property and equipment, net                      671,600        683,936
                                               ---------      ---------
Total property and equipment                     671,600        683,936

Deferred compensation trust investments,
 available for sale                              126,088        105,834
Investment in Talon Research and
 Development, Ltd.                               882,715        827,903
Investment in Influence Data, LLC                135,540        255,667
Advances to affiliates                           277,352        272,683
Advertising credits                              249,685        249,685
Other assets                                       8,594         38,594
                                               ---------      ---------
Total assets                                  $7,000,250     $7,308,792
                                               =========      =========

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                                $197,154       $156,214
Accrued expenses and other liabilities           108,970        262,464
                                               ---------      ---------
Total current liabilities                        306,124        418,678

Deferred rent                                     11,818         13,684
Deferred compensation liability                  128,580        116,722
                                               ---------      ---------
Total liabilities                                446,522        549,084

Stockholders' equity:
 Common stock, $.01 par value; 10,000,000
  shares authorized; 3,504,516 and 3,410,000
  shares issued, respectively                     35,045         34,100
 Additional paid-in capital                   10,165,574      9,851,894
 Accumulated deficit                          (2,544,622)    (2,024,687)
 Treasury stock (326,171 shares at cost)        (942,311)      (942,311)
 Notes receivable issued for purchase of
  common stock                                  (198,805)      (197,117)
 Accumulated other comprehensive income, net      38,847         37,829
                                              ----------     ----------
Total stockholders' equity                     6,553,728      6,759,708
                                              ----------     ----------
Total liabilities and stockholders' equity    $7,000,250     $7,308,792
                                              ==========     ==========

See accompanying summary of accounting policies and notes to financial statements.


ULTRADATA SYSTEMS, INCORPORATED

Statements of Operations

Three months ended March 31, 2000 and 1999


                                                2000          1999
                                                   (Unaudited)


Net sales                                   $  289,687   $1,083,791

Cost of sales                                  175,116      536,754
                                              --------    ---------
Gross profit                                   114,571      547,037

Selling expense                                 78,959      718,510
General and administrative expenses            443,792      535,491
Research and development expense                96,233       99,226
                                              --------    ---------
Operating loss                                (504,413)    (806,190)

Other income (expense):
 Interest income                                18,933       17,908
 Equity in (losses)/earnings of
  unconsolidated affiliates                    (65,315)      54,084
 Other, net                                     30,860       35,376
                                              --------    ---------
Total other income                             (15,522)     107,368
                                              --------    ---------
Loss before income tax expense                (519,935)    (698,822)

Income tax expense                                   -            -
                                              --------    ---------
Net loss                                    $ (519,935)  $ (698,822)
                                              ========    =========
Loss per share:
 Basic and diluted                          $    (0.17)  $    (0.22)
                                              ========    =========

Weighted Average Shares Outstanding:
 Basic and diluted                           3,105,235    3,154,682
                                             =========    =========


See accompanying summary of accounting policies and notes to financial statements.


ULTRADATA SYSTEMS, INCORPORATED

Statement of Stockholders' Equity

Three Months Ended March 31,2000


                                                            Notes                           Current Year
                         Additional Retained                Receivable      Accumulated     Classification
                 Common  Paid-in    Earnings     Treasury   for Purchase    Comprehensive   Total
                 Stock   Capital    (Deficit)    Stock      of Common Stock Income, Net     S/H Equity
--------------------------------------------------------------------------------------------------------
Balance at
 Jan 1, 2000     34,100 $ 9,851,894 $(2,024,687) $(942,311) $ (197,117)      $ 37,829        $6,759,708
Exercise of
 94,516 stock
 options            945     313,680                                                            314,625
Repayment of
 notes receivable
 issued for
 purchase of common
 stock                                                                                               -
Accrued interest on
 notes receivable
 issued for
 purchase of common
 stock                                                          (1,688)                         (1,688)
Comprehensive income
 Net loss                              (519,935)                                              (519,935)
Other comprehensive
 loss, net of tax:
 Net unrealized gain
 on Deferred
 Compensation trust
 Available for sale
 securities                                                                    1,018             1,018
Comprehensive loss                                                                            (518,917)
-------------------------------------------------------------------------------------------------------
Balance at
 March 31, 2000   35,045 $10,165,574 $(2,544,622) $(942,311) $(198,805)     $ 38,847        $6,553,728
                  =====================================================================================


See accompanying summary of accounting policies and notes to financial statements.

ULTRADATA SYSTEMS, INCORPORATED

Statements of Cash Flows

Three months ended March 31, 2000 and 1999

                                              2000          1999
                                                  (Unaudited)
Cash flows from operating activities:

 Net loss                                  $ (519,935)   $ (698,822)

 Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
    Depreciation and amortization              58,980        67,869
    Inventory reserve                          30,000        27,500
    Equity in losses/(earnings) of
     unconsolidated affiliates                 65,316      (54,084)
    Realized gain on investments              (10,602)            -
    Bad debt expense on notes receivable            -         7,750
    Increase (decrease) in cash due to
     changes in operating assets and
     liabilities:
     Trade accounts receivable, net         1,044,240     1,616,595
     Costs and estimated earnings on
      long-term contracts                           -        85,773
     Inventories                             (106,736)      182,964
     Prepaid expenses and other current
      assets                                  (67,217)      490,109
     Accounts payable                          40,940      (530,645)
     Accrued expenses and other liabilities  (153,494)   (1,420,534)
     Deferred rent                             (1,866)       (1,866)
     Deferred compensation trust liability     11,858             -
     Other assets                              28,312           231
                                            ---------     ---------
Net cash provided by (used in) operating
 activities                                   419,795      (227,160)

Cash flows from investing activities:
    Investment in affiliated company                -        (9,223)
    Deferred compensation trust investments    (8,634)            -
    Advances to affiliated company             (4,669)      (16,423)
    Capital expenditures                      (46,644)         (640)
                                            ---------      --------
Net cash used in investing activities         (59,947)      (26,286)

Cash flows from financing activities:
    Repurchase of common stock at cost              -        (2,125)
    Proceeds from exercise of employee
     stock options                            314,625             -
    Restricted cash                             8,396             -
                                            ---------      --------
Net cash provided by (used in) financing
 activities                                   323,021        (2,125)
                                            ---------      --------
Net increase (decrease) in cash and cash
 equivalents                                  682,869      (255,571)

Cash and cash equivalents at beginning of
 period                                     1,220,134     1,254,091
                                            ---------     ---------
Cash and cash equivalents at end of the
 period                                   $ 1,903,003   $   998,520
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

Note 6.  Amended Quarterly Filing

This amendment has been filed to correct the equity in losses of unconsolidated affiliates previously recorded. The correction occurred as a result of unconsolidated affiliate financial information received after the original 10-QSB filing.


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

Research and development expense decreased $2,993 or 3.0%, to $96,233 during the quarter ended March 31, 2000 compared to the same quarter in 1999. The Company's research and development efforts continue to be tightly focused on Travel Star 24TM. The Company anticipates spending approximately $100,000 on research and development during each of the remaining quarters of fiscal 2000 in order to complete the engineering of the Travel Star 24TM and to develop advanced versions.

Other expense for the quarter ended March 31, 2000 totaled $15,222, compared to other income of $107,368 for the quarter ended March 31, 1999, representing a decrease of $122,890. Interest income rose to $18,934 from $17,908 for the quarter ended March 31, 1999 due to larger investable balances and higher money-market yields. Equity from affiliated companies decreased to a loss of $65,316 compared to a gain of $54,884 for the period ended March 31, 1999, based on the fact that the Company realized a loss of approximately $120,000 for its one-third interest in Influence Data, LLC. The investment in Influence Data, LLC did not occur until the second quarter of 1999.

As a result of the foregoing, the Company posted a net loss of $(519,935) or ($0.17) per share for the quarter ended March 31, 2000 compared to a net loss ($698,822) or ($0.22) per share for the quarter ended March 31, 1999.

FINANCIAL CONDITION AND LIQUIDITY

Historically the Company has funded its operations primarily through the sale of Common Stock, through periodic borrowings, and from cash generated by operations. At March 31, 2000, the Company had $1,903,003 in cash and cash equivalents, compared to $1,220,134 at December 31, 1999. The Company's operating activities provided cash totaling $419,795, primarily due to the collection of $1,044,240 in accounts receivable, partially offset by a net loss of $519,935 for the quarter, a net increase in inventory of $76,736, and a reduction of accrued expenses and other liabilities of $153,494.

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

July 31, 2000                             /s/  Monte Ross
                                          Monte Ross, President and CEO
                                          (Duly authorized officer and
                                           principal financial officer)