Form 10QSB
period 2000-06-30
ULTRADATA SYSTEMS INC
filed 2000-08-21
CIK 931947

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-QSB

(MARK ONE)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.          Yes   [ X ]              No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class                                Outstanding as of  August 18, 2000
Common, $.01 par value                             3,193,415

Transitional Small Business Disclosure Format  Yes   [ X ]     No [  ]


                                          									         File Number
                                               				           0-25380

                        ULTRADATA SYSTEMS, INCORPORATED
                                  FORM 10-QSB
                                 June 30, 2000
                                     INDEX

PART 1 - FINANCIAL INFORMATION                                    PAGE

     Item 1.  Financial Statements

     Balance Sheets at June 30, 2000 and December 31, 1999          3.

     Statements of Operations for the three month and six
      month periods ended June 30, 2000 and 1999                    4.

     Statement of Stockholders' Equity for the six months
      ended June 30, 2000                                           5.

     Statements of Cash Flows for the six months ended
      June 30, 2000 and 1999                                        6.

     Notes to Financial Statements                                  7.

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 10.


PART 11 - OTHER INFORMATION                                        15.

     Signatures                                                    15.


ULTRADATA SYSTEMS, INCORPORATED

Balance Sheets
                                             June 30,        December 31,
                                               2000             1999
                                           (unaudited)
Assets
Current assets:
 Cash and cash equivalents                  $ 2,526,360      $ 1,220,134
 Restricted cash                                402,528          410,888
 Trade accounts receivable, net of
  allowance for doubtful accounts of
  $5,000 and $16,475, respectively              976,925        1,482,268
 Inventories (Note 4)                         1,395,591        1,655,422
 Prepaid expenses (Note 5)                       49,369          105,778
                                              ---------        ---------
 Total current assets                         5,350,773        4,874,490
                                              ---------        ---------
Property and equipment, net                     662,440          683,936
                                              ---------        ---------
Total property and equipment                    662,440          683,936
                                              ---------        ---------
Deferred compensation trust investments,
 available for sale                             117,670          105,834
Investment in Talon Research and
 Development, Ltd.                              972,411          827,903
Investment in Influence Data, LLC (Note 8)      242,053          255,667
Advances to affiliates                          150,000          272,683
Advertising credits                             249,685          249,685
Other assets                                      8,594           38,594
                                              ---------        ---------
Total assets                                $ 7,753,626      $ 7,308,792
                                              =========        =========

Liabilities, Redeemable Preferred Stock,
 and Stockholders' Equity
Current liabilities:
 Accounts payable                           $   204,200      $   156,214
 Accrued expenses and other
  liabilities (Note 6)                          214,738          262,464
                                              ---------        ---------
 Total current liabilities                      418,938          418,678
                                              ---------        ---------
Deferred rent                                     9,952           13,684
Deferred compensation liability                 120,198          116,722
                                              ---------        ---------
 Total long-term liabilities                    130,150          130,406
                                              ---------        ---------
Series A redeemable convertible preferred
 stock (Note 7) 3,320 shares authorized,
 1,616 shares outstanding                     1,616,000                -
                                              ---------        ---------
Stockholders' equity:
 Preferred stock, $.01 par value, 4,996,680
  shares authorized, none outstanding                 -                -
 Common stock, $.01 par value;
  10,000,000 shares authorized; 3,514,086
  shares issued and outstanding June 30,
  2000; 3,410,000 shares issued and
  outstanding December 31, 1999                  35,141           34,100
 Additional paid-in capital                   9,848,141        9,851,894
 Accumulated deficit                         (3,181,654)      (2,024,687)
 Treasury stock (326,171 shares at cost)       (942,311)        (942,311)
 Notes receivable issued for purchase
  of common stock                              (201,143)        (197,117)
 Accumulated other comprehensive income, net     30,364           37,829
                                              ---------        ---------
Total stockholders' equity                    5,588,538        6,759,708
                                              ---------        ---------
Total liabilities, redeemable preferred
 stock, and stockholders' equity            $ 7,753,626      $ 7,308,792
                                              =========        =========

See accompanying summary of accounting policies and notes to financial statements.




ULTRADATA SYSTEMS, INCORPORATED

Statements of Operations


                               Three months ended        Six months ended
                                   June 30,                  June 30,
                                2000       1999          2000        1999
                                  (unaudited)              (unaudited)

Net sales:                   $ 818,895  $ 1,170,931  $ 1,108,582  $ 2,254,722

Cost of sales:                 547,428      701,736      722,544    1,238,490
                              -----------------------------------------------
Gross profit                   271,467      469,195      386,038    1,016,232
                              -----------------------------------------------
Selling expense                133,964      457,504      212,923    1,176,014
General and administrative
 expenses                      591,198      497,377    1,034,990    1,032,868
Research and development
 expense                        75,857      121,487      172,090      220,713
                              -----------------------------------------------
Operating loss                (529,552)    (607,173)  (1,033,965)  (1,413,363)
                              -----------------------------------------------
Other (expense) income:
 Interest income                12,407       17,325       31,340       35,233
 Equity (losses)/earnings of
  unconsolidated affiliates    (59,773)      43,019     (125,088)      97,103
 Other, net                    (60,114)         467      (29,254)      35,843
                              -----------------------------------------------
Total other (expense) income,
 net                          (107,480)      60,811     (123,002)     168,179
                              -----------------------------------------------
Loss before income taxes      (637,032)    (546,362)  (1,156,967)  (1,245,184)

Income tax benefit                   -            -            -            -
                              -----------------------------------------------
Net loss                     $(637,032)   $(546,362) $(1,156,967) $(1,245,184)

Less deemed dividends on
 preferred shares           (1,059,747)           -   (1,059,747)           -
                              -----------------------------------------------
Net loss available to
 common shareholders       $(1,696,779)   $(546,362) $(2,216,714) $(1,245,184)
                            =================================================
Loss per share-basic and
 diluted                   $     (0.53)   $   (0.17) $     (0.71) $     (0.39)
                            =================================================
Weighted Average Shares
 Outstanding:
 Basic and diluted           3,182,867    3,167,577    3,144,051    3,161,130
                             ================================================


See accompanying summary of accounting policies and notes to financial statements.


ULTRADATA SYSTEMS, INCORPORATED

Statement of Stockholders' Equity

For the six months ended June 30, 2000
(unaudited)

                                                                Notes
                                                                receivable    Accumulated
                            Additional                          for purchase  Accumulated      Total
                  Common    paid-in      Accumulated  Treasury  of common     comprehensive  Stockholders'
                  Stock     capital        deficit     stock    stock         income, net      Equity
-----------------------------------------------------------------------------------------------------------
Balance at
 January 1, 2000 $34,100   $ 9,851,894  $(2,024,687) $(942,311) $(197,117)   $ 37,829      $  6,759,708
Exercise of
 94,516 employee
 stock options
 (Note 3)            945       313,680                                                          314,625
Accrued interest on
 notes receivable
 issued for purchase
 of common stock                                                  (4,026)                        (4,026)
Issuance of stock
 options to non-
 employee for
 services performed              2,306                                                            2,306
Issuance of
 replacement stock
 options for
 Investment in
 Influence Data,
 LLC (Note 8)                   55,982                                                           55,982
Issuance of common
 stock in connection
 with redeemable
 preferred stock
 offering (Note 7)    96           (96)                                                               -
Costs related to
 issuance of
 redeemable preferred
 stock (Note 7)               (375,625)                                                        (375,625)
Issuance of common
 stock options and
 common stock
 warrants in
 connection with
 the redeemable
 preferred stock
 offering (Note 7)             531,715                                                          531,715
Intrinsic value of the
 beneficial conversion
 feature associated with
 the redeemable convertible
 preferred stock (Note 7)      527,936                                                          527,936
Dividends on redeemable
 preferred stock (Note 7)   (1,059,651)                                                      (1,059,651)
Comprehensive income:
 Net loss                                (1,156,967)                                         (1,156,967)
 Other comprehensive
  loss:
  Net unrealized loss on
   deferred compensation
   trust available for sale
   securities                                                                 (7,465)           (7,465)

   Total comprehensive loss                                                                 (1,164,432)

Balance at
 June 30, 2000   $35,141    $9,848,141  $(3,181,654) $(942,311) $(201,143)   $30,364       $ 5,588,538
                  ====================================================================================


See accompanying summary of accounting policies and notes to financial statements.




ULTRADATA SYSTEMS, INCORPORATED

Statements of Cash Flows

For the six months ended June 30, 2000 and 1999

                                           2000            1999
                                               (unaudited)
Cash flows from operating activities:
 Net loss                              $(1,156,967)    $(1,245,184)
 Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization           116,872         134,785
   Inventory reserve                        60,000          49,977
   Equity in losses (earnings) of
    unconsolidated affiliates              125,088         (97,103)
   Realized gain on investments            (10,602)              -
   Non-cash compensation expense             2,306               -
   Bad debt expense on advances to
    affiliates                             122,683          15,500
   Increase (decrease) assets and
    liabilities:
     Trade accounts receivable             505,343       2,060,308
     Costs and estimated earnings on
      long-term contracts                        -          85,773
     Inventories                           199,831         453,552
     Prepaid expenses and other
      current assets                        56,409         616,227
     Accounts payable                       47,986        (725,101)
     Accrued expenses and other
      liabilities                          (47,726)     (1,298,890)
     Deferred rent                          (3,732)         (3,732)
     Deferred compensation trust liability   3,476               -
     Other assets                           25,974           5,505
                                           -------       ---------
  Net cash provided by operating
   activities                               46,941          51,617
                                           -------       ---------
Cash flows from investing activities:
 Investment in affiliated company         (200,000)        (13,386)
 Deferred compensation trust investments    (8,699)              -
 Capital expenditures                      (95,376)           (640)

  Net cash used in investing activities   (304,075)        (14,026)

Cash flows from financing activities:
 Repurchase of common stock at cost              -          (2,125)
 Proceeds from issuance of redeemable
  convertible preferred stock and common
  stock warrants                         1,616,000               -
 Costs related to issuance of
  redeemable convertible preferred stock
  and common stock warrants               (375,625)              -
 Exercise of employee stock options        314,625               -
 Restricted cash                             8,360               -
                                         ---------       ---------
  Net cash provided by (used in)
   financing activities                  1,563,360          (2,125)
                                         ---------       ---------
Net increase in cash and cash
 equivalents                             1,306,226          35,466
Cash and cash equivalents at
 beginning of period                     1,220,134       1,254,091
                                         ---------       ---------
Cash and cash equivalents at end
 of period                              $2,526,360      $1,289,557
                                         =========       =========

See accompanying summary of accounting policies and notes to financial statements.

ULTRADATA SYSTEMS, INCORPORATED

June 30, 2000

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim financial statements included herein have been prepared by Ultradata Systems, Incorporated (the "Company"), without audit in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company's investment in Talon Research and Development, Ppty., Auckland, NZ Ltd. of 24.9% and in Influence Data, LLC, of 33.3% are accounted for using the equity method.

In the opinion of management, the information furnished for the three month and six month periods ended June 30, 2000 and 1999, respectively, includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 2000. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-25380).

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

Note 2. Earnings Per Share

A reconciliation of the numerator and denominator of the earnings per share calculations is provided below for each period presented.

                               (Unaudited)               (Unaudited)
                        For the three months ended  For the six months ended
                                 June 30                   June 30
                          2000 (a)     1999 (b)       2000 (a)    1999 (b)
-----------------------------------------------------------------------------
Numerator:
 Net Loss             $  (637,032) $  (546,362)    $(1,156,967)  $(1,245,184)
 Preferred Stock
  Dividend (c)         (1,059,747)           -      (1,059,747)            -
 Numerator for basic
  and diluted loss per
  share               $(1,696,779) $  (546,362)    $(2,216,714)  $(1,245,184)
                       ==========     ========      ==========    ==========

Denominator:
 Denominator for basic
  and diluted loss
  per share -           3,182,867    3,167,577       3,144,051     3,161,130
   weighted average
   shares
 Basic and Diluted
  Loss Per Share       $    (0.53) $     (0.17)     $    (0.71)   $    (0.39)

(a) Options to purchase 750,065 shares of common stock at prices between $2.00 and $7.39 per share were outstanding at June 30,2000, but were not included in the computation of diluted loss per share because they would be anti-dilutive.

(b) Options to purchase 310,192 shares of common stock at prices between $3.00 and $7.39 per share were outstanding at June 30,1999, but were not included in the computation of diluted loss per share because they would be anti-dilutive.

(c) See Note 7.


Note 3. Incentive Stock Option Plan

As of June 30, 2000, the Company's outstanding employee stock options totaled 317,442 shares. These options have been issued to key employees, officers, directors and consultants of the Company. The Company is authorized to issue 450,000 shares of incentive stock options or non-qualified stock options.
These options are in addition to the 300,000 options issued per the Option Agreement with Influence Incubator, LLC, for the joint venture, Influence
Data, LLC. (See Note 8). In addition, there are 128,000 stock options issued per an agreement with Thornhill Group, Inc. associated with the new funding from the redeemable preferred stock, (See Note 7) and 4,623 options issued to a non-employee for services performed. At the annual meeting on July 27, 2000, the last 100,000 options of the 450,000 options for the employee plan were approved by the shareholders.

During the six month period ended June 30, 2000, 94,516 employee stock options were exercised at $3.33 per common share, or $314,625.

Note 4. Inventories

Inventories consist of the following:
                                     June 30,     December 31,
                                      2000           1999
                                   (unaudited)

                Raw Materials      $1,227,530     $  815,337
                Work in Process        62,360         62,360
                Finished Goods        702,048      1,314,072
                                    ---------      ---------
                                    1,991,938      2,191,769
                Reserve for
                 obsolescence        (596,347)      (536,347)
                                    ---------      ---------
                                   $1,395,591     $1,655,422
                                    =========      =========

Note 5. Prepaid Expenses

Prepaid expenses consist of the following:
                                    June 30,       December 31,
                                     2000             1999
                                  (unaudited)

Prepaid advertising               $  6,480         $  24,781
Prepaid tooling and manufacturing
 costs                                   -            56,365
Prepaid insurance                   21,459             9,940
Other prepaid expenses              21,430            14,692
                                    ------           -------
                                  $ 49,369         $ 105,778
                                    ======           =======
Note 6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

                                   June 30,        December 31,
                                    2000              1999
                                 (unaudited)

Accrued sales commissions and
 royalties                        $       -        $   39,948
Payroll and payroll-related
 liabilities                        113,456            83,978
Accrued advertising                  22,791            58,250
Financing expenses                   50,000                 -
Other                                28,491            80,288
                                    -------           -------
                                  $ 214,738        $  262,464
                                    =======           =======
A provision for income taxes has not been recorded based upon the net operating loss carryforward of approximately $3.9 million and the Company's net loss for the six-month period ended June 30, 2000. A valuation allowance has been provided for net operating losses carried forward and temporary differences in view of the Company's continuing losses for 2000.

Note 7. Redeemable Convertible Preferred Stock

	On May 16, 2000, the Company received from two investors gross proceeds of $1,600,000 for Series A Convertible Preferred Shares (the "Preferred Shares") and Common Stock Purchase Warrants ("Warrants"). The Preferred Shares have no voting rights, except as to matters which directly affect the rights of holders of Preferred Shares. The holders of Preferred Shares are not entitled to any cash dividends. However, they accrue an additional 11.25% per annum (or 22.5% if the Common Stock is delisted by NASDAQ) for purposes of conversion, redemption, and liquidation. Among the rights attendant to the Preferred Shares are:

1. The Preferred Shares have a liquidation preference, upon the liquidation of Ultradata or its bankruptcy or certain other events, equal to their face value plus an accrued amount equal to 11.25% from the date of their issuance (22.5% if the Common Stock is delisted by NASDAQ).

2. The Preferred Shares, combined with the additional 11.25% per annum, may be converted into Common Stock at any time at the option of the holders. If not previously converted, the Preferred Shares will automatically convert into Common Stock on May 15, 2003. The conversion rate will be the lower of $3.50 or 75% of the 5-day average closing bid price, subject to certain anti-dilution rights and to the Floor. The "Floor" was initially $2.50 and has since adjusted to $2.00. It applies only during the first 18 months after issuance of the Preferred Shares. Moreover, if the conversion price for any 20 trading days during months 13 through 18 after issuance would have been less than $2.00 but for the Floor, the Floor will reduce to $1.50. The intrinsic value of this beneficial conversion feature has resulted in deemed dividends of $527,936.

3. At the time the shares were issued, Ultradata undertook to obtain shareholder approval of the conversion of the new securities and to register the underlying common stock for public resale. If Ultradata had not satisfied those conditions, the Investors had a right to require Ultradata to repurchase any Preferred Shares that could not be converted into free-trading common stock due to that limitation. The redemption price would have been the greater of (a) 130% of face value plus 11.25% of face value from date of issuance or (b) the difference between the conversion price of the unconvertible share and the 5-day average closing asked price. The conditions were not satisfied until after June 30, 2000. Accordingly, the Preferred Stock is presented as mezzanine financing in the accompanying balance sheet.

The Warrants will permit the Investors to each purchase up to 239,253 shares of Common Stock ( a total of 478,506 shares) for a price of $5.00 per share until May 15, 2003. The Company has recorded the estimated value of the Warrants, $284,089, as additional paid-in capital.

The placement was arranged by Thornhill Group, Inc., a member of the NASD ("Thornhill"). In compensation for its services, Ultradata paid $192,000 to Thornhill, 12% of the gross proceeds of the placement, and issued to Thornhill
(a) an option to purchase, on the same terms as the Investors, 160 Preferred Shares, equal to ten percent of those sold to Investors, and (b) an option to purchase 128,000 common shares. The value of the options was credited to additional paid-in capital. Ultradata also paid a finder in connection with the placement a fee of 9,570 shares of Ultradata Common Stock (estimated value $31,868).

The fair value of the Warrants and common stock options is estimated on the day of the grant using the Black-Scholes option model with the following weighted-average assumptions: dividend yield of zero, expected volatility of 40.0%, risk-free interest rate of 5.4%, and expected lives of between 2.5 and
3.0 years.

Ultradata made a number of covenants to the Investors in the Agreement, which included the following:

1. Until November 16, 2000, Ultradata will not issue any securities for the purpose of financing itself without the approval of the Investors.

2. The Investors will have a right of first refusal on any sale of securities by Ultradata until May 10, 2001.

The two Investors have committed to purchase additional preferred stock and warrants in certain circumstances.

Preferred stock dividends are comprised of the following:

        Common Shares Issued    31,868
        Warrants Issued        284,089
        Options Issued         215,854
        Beneficial feature of
         preferred stock       527,936
                             ---------
                 Total      $1,059,747
                             =========

Note 8. Investment in Influence Data, LLC

On May 30, 2000 the Company entered into an agreement with Influence Incubator, LLC, to cancel the option agreement dated May 4, 1999, which issued options for 160,000 common shares and issue new options for 300,000 common shares of the Company. In addition, the Company was required to pay $200,000 as additional capital contributions in connection with this agreement. The Company has recorded an additional amount of $255,982 in goodwill in addition to the original $327,000 investment value recorded by the Company during the year ended December 31, 1999. The $255,982 is comprised of the $200,000 in cash paid by the Company and $55,982 additional cost value of the options issued as a result of the May 30, 2000 agreement. The additional capital contributions contained the following provisions: the capital contribution shall not increase the Ultradata capital account in Influence Data, LLC, nor be included for purposes of maintenance of the capital account. Furthermore, such capital contribution shall not serve to relieve or reduce the capital contribution obligations, if any, of Ultradata under the terms of the Influence Data, LLC Operating Agreement.The fair value of the common stock options are estimated on the date of grant using the Black-Scholes option model with the following weighted average assumptions: dividend yield of zero, expected volatility of 40.0%, risk-free interest rate of 5.74% and an expected life of five years.

The unaudited financial results for Influence Data, LLC for the six months ending June 30, 2000 were as follows:

     Sales                    $   3,507
     Cost of sales                3,823
                               --------
     Gross profit                  (316)
     Operating expenses         613,641
                               --------
     Net loss from operations  (613,957)
     Other expenses               6,886
                               --------
     Net loss                 $(620,843)
                               ========

Note 9. Supplemental Disclosures of Cash Flow Information

Supplemental non-cash investing and financing activities were as follows:

SIX MONTHS ENDED JUNE 30, 2000

 - The Company issued options valued at $55,982 for an additional investment in Influence Data, LLC. (See Note 8)

 - The Company issued 128,000 common stock options valued at $215,854 and 478,506 common stock warrants valued at $284,089 in connection with its issuance of the redeemable convertible preferred stock. In addition, the Company issued to a finder 9,570 shares of common stock with a market value on the date of issuance of $31,868. (See Note 7).

 - The intrinsic value of the beneficial conversion feature associated with the redeemable convertible preferred stock resulted in deemed dividends of $527,936. (See Note 7).
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company is in the process of expanding into the wireless/Internet e-commerce market through its new products and new strategic partners. The Company believes it has significant intellectual property in databases, software, and patents that can be applied in innovative systems involving the Internet and wireless applications. It has invested as a one-third owner in Influence Data, LLC, with the objective that its web portal, DriveThere.com, become a new kind of motor club for the new economy. DriveThere.com, in conjunction with Lucent Technologies, has developed a system for automatically obtaining directions on the highway with an ordinary cell phone through the use of Lucent Technologies' PhoneBrowserTM voice recognition capability. With special software developed by DriveThere.com and Ultradata, the system offers a convenient and effective means to get directions without any additional hardware required by the user. DriveThere.com and Lucent Technologies are developing a customer base and sources of additional funding in order to greatly expand the business. This system can be implemented in a short time and provide a service for the many millions of cell phones presently in use.

The Company also is completing development of an advanced portable auto navigation product, a version of TRAVEL*STAR 24TM, that can connect through wireless channels to the Internet to offer unique services.
The Company also benefits from Talon's rapid growth in supplying GPS
(Global Positioning Satellite) receivers in Original Equipment Manufacture
(OEM) applications to the domestic and international markets. Talon is also growing internationally in the marine electronics market using its GPS expertise. It has also expanded into mobile data terminals - another growth area connected to the wireless expansion - and will be delivering production units to an American company involved in supporting truck fleets.

The Company entered into a joint marketing agreement in February 2000 with United Marketing Group (UMG), owners of the travel club ITC-50. In conjunction with the agreement, the Company has developed a handheld unit that combines the Company's interstate travel computer with the database of UMG's 50%-off discount club hotels. The Company is currently in the process of fabricating production units modeled after the handheld unit.

The Company is also planning to introduce other new products and to address internet-related travel features in 2000, including:

(a) a handheld travel computer that combines the interstate travel data with a cable link to the serial port of a personal computer, whereby turn-by-turn directions from any address to any other can be downloaded from an internet site;
(b) the portable TravelStar 24TM auto after-market navigation system. The TravelStar 24TM system development has been long and difficult, but it represents a unique car navigation product for the auto aftermarket. It will provide textual directions, voice turn-by-turn commands, and work from the 12-volt car lighter outlet. The unit will retail for under $400 as compared to present in-car systems for $1,000 and up. The proprietary software involved should offer protection against competitors being able to offer a similar product in the same price area. Advanced variants of Travel*Star 24TM that include wireless capability are expected in 2001.

RESULTS OF OPERATIONS

Net sales for the three-month and six-month periods ended June 30, 2000 were $818,895 and $1,108,582, respectively, compared to $1,170,931 and $2,254,722 for the three-month and six-month periods ended June 30, 1999, respectively. These reductions amounted to $352,036, or 30.1%, for the three-month period ended June 30 and $1,146,140, or 50.8%, for the six-month period ended June
30. The sales decreases for the three month period ended June 30, 2000, compared to the comparable three-month period in 1999 resulted from the Spring promotions at Kmart and the introduction of the new AAA TripWizard during 1999 producing higher sales levels during that time period. Similar programs are planned for 2000 but will occur in the second half of the year. As a result, the order backlog for delivery in 2000 as of June 30, 2000 is $4.1 million compared to $1.9 million at June 30, 1999. For the six-month period ended June 30, 2000, sales reductions due to the elimination in 2000 of the credit-card and direct-mail insert programs utilized in 1999 added to the above reductions. Delivery of the record backlog, mostly in the fourth quarter of this year, should enable profitable operations in the second half of the year.

Gross profit for the three-month period ended June 30, 2000 totaled
$271,467, or 33.2% of sales, as compared to $469,195, or 40.1% of sales, for the three-month period ended June 30, 1999. For the six-month period ended June 30, 2000, gross profit totaled $386,038, or 34.8% of sales, as compared to $1,016,232, or 45.1% of sales, for the six-month period ended June 30, 1999. The reduction in gross profit is primarily due to successful efforts to reduce finished goods inventories by selling selected finished goods at lower sales prices. The finished goods inventory was reduced from $1,314,072 as of December 31, 1999 to $702,048 as of June 30, 2000, or a 46.6%
reduction.

Selling expenses for the three-month and six-month periods ended June 30, 2000, totaled $133,964 and $212,923, respectively, compared to $457,504 and $1,176,014, respectively for the comparable periods ended June 30, 1999.
For the three-month period ended June 30, 2000, selling expenses decreased $323,540, or 70.7%, compared to the three-month period ended June 30, 1999. For the six-month period ended June 30, 2000, selling expenses decreased $963,091, or 81.9%, compared to the six-month period ended June 30, 1999. These trends are a continuation of the efficiencies introduced in the second half of 1999 related to the conversion of credit-card insert programs to wholesale accounts with the syndicator paying for all advertising costs.
As mentioned in previous reports, the Company made a strategic shift from the use of expensive direct-mail marketing and credit card programs to a higher dependence on marketing alliances with mass-market channels.

General and administrative expenses for the three-month and six-month periods ended June 30, 2000, were $591,198 and $1,034,990, respectively, compared to $497,377 and $1,032,868, respectively, for the comparable periods in 1999.
For the three-month period ended June 30, 2000, administrative expense increased by $93,821, or 18.9%, compared to the three-month period ended
June 30, 1999. For the six-month period ended June 30, 2000, administrative expenses increased by $2,122, or .2%, compared to the six-month period ended June 30, 1999. The increase for the three-month period ended June 30, 2000, resulted in part from increased legal and auditing expenses in connection with the Influence Incubator, LLC, agreement entered into on May 30, 2000. In addition, twice a sprinkler-system valve failed and caused water damage at the Company's facility. These situations have been satisfactorily resolved at this time and should not cause further unanticipated expenses. The Company anticipates filing an insurance claim to attempt to recover some of the costs expended as a result of the water damage. For the six-month period ended
June 30, 2000, general and administrative expenses were flat compared to 1999, indicating that reductions in the first quarter through efficiencies introduced in 1999 and discussed in previous reports offset the higher expenses for the three month period ended June 30, 2000 mentioned above.

Research and development expense for the three-month and six-month periods ended June 30, 2000, were $75,857 and $172,090, respectively, compared to $121,487 and $220,713, respectively, for the comparable periods in 1999. Research and development expense decreased $46,630, or 37.6%, during the three-month period ended June 30, 2000, compared to the same three-month period in 1999. For the six-month period ended June 30, 2000, research and development expenses decreased by $48,623, or 22.0%, compared to the six-month period ended June 30, 1999. The primary reason for the decrease is that the Company is nearing completion of the development of the TravelStar 24TM. This has resulted in higher capital expenditures during the six-month period ended June 30, 2000, as compared to the same period in 1999. The Company's research and development efforts continue to be tightly focused on Travel*Star 24TM. The Company anticipates spending approximately $50,000 on research and development during each of the remaining quarters of fiscal 2000 in order to complete the engineering of the TravelStar 24TM and to develop advanced versions.

Other (expense) income for the three-month and six-month periods ended June 30, 2000, totaled ($107,480) and ($123,002), respectively, compared to $60,811 and $168,179 for the comparable periods ended June 30, 1999. The decrease for the three-month period ended June 30, 2000 is primarily due to the Company's equity interest (33.3%) in the losses of Influence Data, LLC. Losses attributed to Influence Data, LLC, amounted to ($149,469) and ($269,596) for the three-month and six-month periods ended June 30, 2000.
No comparable data exists for 1999 since the entity was initiated in May 1999 and operations began late in June 1999. The Company's investment in Talon Research and Development, Ltd. continues on its growth path, contributing income of $89,696 and $144,508 for the three-month and six-months periods ending June 30, 2000, respectively, compared to a loss of ($9,585) for the entire year of 1999, when United States generally accepted accounting principles are applied. Certain research and development expenses are capitalized and amortized in New Zealand, while United States generally accepted accounting principles generally require those costs be expensed when incurred. The Company also reserved $122,683 of advances to affiliate during the three-month period ended June 30, 2000. The Company intends to pursue all avenues of collection, including, but not limited to, litigation to collect the entire balance of the receivable.

As a result of the foregoing, the Company posted a net loss of ($637,032) for the three-month period ended June 30, 2000, compared to a net loss of ($546,362) for the three-month period ended June 30, 1999. The Company's net loss during the second quarter of 2000 represented ($0.20) per common share. However, the Company was required to record an imputed dividend of $1,059,747 during the quarter as a result of its sale of Series A redeemable convertible preferred stock in May (See Note 7). Therefore, the Company posted a net loss of ($0.53) per share for the quarter, compared to ($0.17) per share for the three months ended June 30, 1999. The Company lost ($1,156,967), or ($0.37) per basic and diluted common share, for the six-month period ended June 30, 2000, as compared to a loss of ($1,245,184), or ($0.39) per basic and diluted share, for the six-month period ended June 30, 1999. As discussed above, once the imputed dividend is recorded, the net loss per share increases to ($0.71). Deferred tax assets related to the three-month and six-month periods ended June 30, 2000 and 1999, are fully reserved and have no impact on earnings for the applicable period.

FINANCIAL CONDITION AND LIQUIDITY

Historically the Company has funded its operations primarily through the sale of Common Stock, through periodic borrowings, and from cash generated by operations. At June 30, 2000, the Company had $2,526,360 in cash and cash equivalents, compared to $1,220,134 at December 31, 1999. The Company's operating activities provided cash totaling $46,941, primarily due to the net loss of $1,156,967 for the six-month period ended June 30, 2000, partially offset by collections of $505,343 in accounts receivable, a reserve of $122,683 in advances to affiliate, a decrease in inventory of $259,831, equity in losses of unconsolidated affiliates of $125,088, $116,872 of depreciation and amortization, and a decrease of prepaid expenses and other assets of $82,383.

In the six-month period ended June 30, 1999, operating activities provided $51,617 of cash as a result of the reduction in accounts payable and accrued expenses of $2,023,991, the net loss in the six-month period ended June 30, 1999, of $1,245,184, partially offset by reductions in accounts receivable of $2,060,308.

Net cash used by investing activities for the six-month period ended June 30, 2000, totaled $304,075, which includes $95,376 for capital expenditures, $8,699 for deferred compensation trust investments, and a $200,000 additional investment in Influence Data, LLC. In the six-month period ended June 30, 1999, investing cash used totaled $14,026 primarily associated with investments in and advances to affiliates. The current six-month period increase is primarily due to expenditures in 2000 for capital asset development for the software tools relating to the Travel*Star 24TM product and the additional investment in Influence Data, LLC. Capital expenditures are expected to aggregate $200,000 for the calendar year 2000.

Net cash provided by financing activities for the six month period ended June 30, 2000 of $1,563,360 included $314,625 from the proceeds of employee stock options and $1,240,375 net from the issuance of redeemable preferred stock. For the six-month period ended June 30, 1999 the Company expended $2,125 to purchase treasury stock.

Based upon the changes in current assets and current liabilities including those discussed above, net working capital for the six month period ended June 30, 2000 increased to $4,931,835 at June 30, 2000 from $4,455,812 at
December 31, 1999. The Company's current ratio at June 30, 2000 was 12.8 to 1, as compared to 11.6 to 1 at December 31, 1999.

On May 30, 2000 the Company entered into an agreement with Influence Incubator, LLC, to cancel the option agreement dated May 4, 1999 and issue new options for 300,000 common shares of the Company. In addition, the Company agreed to pay $200,000 as additional capital contributions in connection with this agreement. The Company has recorded an additional amount of $255,982 in goodwill in addition to the original $327,000 investment value recorded by the Company during the year ended December 31, 1999. The $255,982 is comprised of the $200,000 in cash paid by the Company and $55,982 additional cost value of the options issued as a result of the May 30, 2000 agreement. Although the stock price was below the exercise price of the options, the Black-Scholes option model provides an estimated value for the options. Using this model, the fair value of the common stock options is estimated on the date of grant with the following weighted average assumptions: dividend yield of zero, expected volatility of 40.0%, risk-free interest rate of 5.74%, and an expected life of five years.

The Company received gross proceeds of $1,616,000 for the issuance of 1,616 shares of Series A redeemable convertible Preferred Stock. Under certain conditions, the Company may be required to redeem the redeemable convertible preferred stock and will be required to treat the proceeds received as financing The preferred shares do not provide for dividends, however, 11.25% per annum accrues until redemption or conversion. The $1,616,000 is being presented as a mezzanine financing because the situations for which the Company would be required to redeem the redeemable preferred stock were not satisfied until after June 30, 2000. These conditions were: (1) approval by the shareholders of the transaction, which was given at the stockholders' meeting on July 27, 2000, and (2) effective registration permitted the resale of the common stock into which the preferred shares are convertible as well as the common stock underlying the warrants. The registration statement was declared effective on August 14, 2000.

Under the mezzanine financing treatment all costs and enticements related to the transaction are considered to be a dividend to the preferred shareholders.

The Company issued 9,570 shares of common stock as part of the redeemable preferred stock transaction. The market value of these common shares on the date of issuance was $31,868. The par value of $96 has been recorded to common stock and APIC. The $31,772 difference between the market value and the par value is also considered a preferred dividend.

The redeemable preferred stock transaction provides for 128,000 common stock options valued at $215,854 and 478,506 common stock warrants valued at $284,089. The $499,943 combined value of these items is considered a preferred dividend. Although the exercise prices of the warrants and options are well above the stock price, the Black-Scholes option model provides an estimated value for these derivative securities. Using this model, the fair value of the common stock options and warrants is estimated on the date of grant with the following weighted average assumptions: dividend yield of zero, expected volatility of 40.0%, risk-free interest rate of 5.4%, and expected lives between 2.5 and 3.0 years.

The Company has a letter of commitment for a secured line of credit totaling $1.0 million including a $400,000 facility for a stand by letter of credit, as part of a lending agreement between Talon and a New Zealand bank. The credit facility is secured by the Company's accounts receivable, inventories and equipment, with an interest rate of 1% over Prime Rate. The credit facility expired July 1, 2000, and has been subsequently extended to July 1, 2001.

The Company's projections of cash flow indicate that the liquidity provided by existing cash and cash equivalents, the credit facility described above, and the cash generated from operations will be sufficient to provide for the inventory required to supply the Company's backlog. The Company has over $2.5 million in cash as of June 30, 2000.


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

          None

Item 5.   Other Information:

          None

Item 6.   Exhibits and Reports on Form 8-K:

          On May 18, 2000 Ultradata Systems, Inc. filed a Report on Form 8-K related to Convertible Preferred Stock and Warrants Purchase Agreements

          On June 7, 2000 Ultradata Systems, Inc. filed a Report on Form 8-K related to the new agreement with Influence Incubator, L.L.C.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 18, 2000                            /s/  Monte Ross
                                           Monte Ross, President and CEO
                                           (Duly authorized officer and
                                            principal financial officer)