Form 10QSB
period 2000-09-30
ULTRADATA SYSTEMS INC
filed 2000-11-14
CIK 931947

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-QSB

(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Class                                Outstanding as of  November 7, 2000
Common, $.01 par value                             3,193,415

Transitional Small Business Disclosure Format Yes [ ]  No [X]




                                         File Number
                                           0-25380

                        ULTRADATA SYSTEMS, INCORPORATED
                                  FORM 10-QSB
                              September 30, 2000
                                    INDEX

PART I - FINANCIAL INFORMATION                                     PAGE

     Item 1.  Financial Statements

             Balance Sheets at September 30, 2000 and December 31,
              1999                                                    3.

             Statements of Operations for the three month and nine
              month periods ended September 30, 2000 and 1999         4.

             Statement of Stockholders' Equity for the nine months
              ended September 30, 2000                                5.

             Statements of Cash Flows for the nine months ended
              September 30, 2000 and 1999                             6.

             Notes to Financial Statements                            7.

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                   10.


PART II - OTHER INFORMATION                                          16.

          Signatures                                                 18.



ULTRADATA SYSTEMS, INCORPORATED
Balance Sheets

                                             September 30,    December 31,
                                                 2000             1999
Assets                                       (unaudited)

Current assets:
 Cash and cash equivalents                    $ 1,873,288     $ 1,220,134
 Restricted cash                                  767,619         410,888
 Trade accounts receivable, net of
  allowance for doubtful accounts of
  $5,000 and $16,475, respectively              1,371,956       1,482,268
 Inventories (Note 4)                           1,785,100       1,655,422
 Prepaid expenses (Note 5)                        275,046         105,778
                                                ---------       ---------
 Total current assets                           6,073,009       4,874,490
                                                ---------       ---------
Property and equipment, net                       639,007         683,936
                                                ---------       ---------
 Total property and equipment                     639,007         683,936
                                                ---------       ---------
Deferred compensation trust investments,
 available for sale                               112,920         105,834
Investment in Talon Technology Ltd. (Note 9)      922,214         827,903
Investment in Influence Data, LLC (Note 8)        245,618         255,667
Advances to affiliates                            150,000         272,683
Advertising credits                               249,685         249,685
Other assets                                        8,594          38,594
                                               ----------      ----------

 Total assets                                  $8,401,047      $7,308,792
                                               ==========      ==========
Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                              $  937,658      $  156,214
 Accrued expenses and other liabilities
  (Note 6)                                        144,348         262,464
                                                ---------       ---------
 Total current liabilities                      1,082,006         418,678
                                                ---------       ---------
Deferred rent                                       8,086          13,684
Deferred compensation liability                   115,539         116,722
                                                ---------       ---------
 Total liabilities                              1,205,631         549,084

Stockholders' equity (Notes 3 and 7):
 Preferred Stock, $0.01 par value, 4,996,680
  shares authorized, none outstanding                   -               -
 Series A convertible preferred stock,
  3,320 shares authorized, 1,616 shares
  outstanding with a stated value of $1,000     1,616,000               -
 Common stock, $.01 par value; 10,000,000
  shares authorized; 3,519,586 shares issued
  and outstanding September 30,2000;
  3,410,000 shares issued and outstanding
  December 31, 1999                                35,196          34,100
 Additional paid-in capital                     9,859,773       9,851,894
 Accumulated deficit                           (3,152,693)     (2,024,687)
 Treasury stock (326,171 shares at cost)         (942,311)       (942,311)
 Notes receivable issued for purchase of
  common stock                                   (203,481)       (197,117)
 Accumulated other comprehensive (loss)
  income, net                                     (17,068)         37,829
                                                ---------       ---------
 Total stockholders' equity                     7,195,416       6,759,708
                                                ---------       ---------
 Total liabilities and stockholders' equity    $8,401,047      $7,308,792
                                               ==========      ==========

See accompanying summary of accounting policies and notes to financial statements.





ULTRADATA SYSTEMS, INCORPORATED
Statements of Operations


                               Three months ended       Nine months ended
                                  September 30,            September 30,
                                2000       1999          2000       1999
                                  (unaudited)              (unaudited)


Net sales                 $ 2,556,091   $   591,987   $ 3,664,673  $2,846,709

Cost of sales               1,806,963       466,685     2,529,507   1,705,175
                            ---------      --------     ---------   ---------
Gross profit                  749,128       125,302     1,135,166   1,141,534
                            ---------      --------     ---------   ---------
Selling expense               178,900       170,202       391,823   1,346,216
General and administrative
 expenses                     489,013       547,961     1,524,003   1,580,829
Research and development
 expense                      114,448       104,458       286,538     325,171
                            ---------      --------     ---------   ---------
Operating loss                (33,233)     (697,319)   (1,067,198) (2,110,682)
                            ---------      --------     ---------   ---------
Other (expense) income:
 Interest income               11,438        21,488        42,778       56,721
 Equity in (losses)/earnings
  of Unconsolidated affiliates (3,999)       55,234      (129,087)     152,337
 Other, net                    54,755          (497)       25,501       35,346
                             --------      --------     ---------   ----------
Total other income (expense),
 net                           62,194        76,225       (60,808)     244,404
                             --------      --------     ---------   ----------
Earnings (loss) before income
 taxes                         28,961      (621,094)   (1,128,006)  (1,866,278)

Income tax                          -             -             -            -
                              -------       -------     ---------    ---------
Net earnings (loss)            28,961      (621,094)   (1,128,006)  (1,866,278)
                              -------       -------     ---------    ---------
Less preferred stock
 dividends                    (68,680)            -    (1,128,427)           -

Net loss available to
 Common shareholders      $   (39,719)  $  (621,094)  $(2,256,433) $(1,866,278)
                               ======       =======     =========    =========
Loss per share-basic and
 diluted                  $     (0.01)  $     (0.20)  $     (0.71) $     (0.60)
                               ======       =======     =========    =========
Weighted Average Shares Outstanding:

 Basic and diluted          3,197,361     3,083,322     3,160,484    3,134,960
                            =========     =========     =========    =========

See accompanying summary of accounting policies and notes to financial statements.




ULTRADATA SYSTEMS, INCORPORATED
Statement of Stockholders' Equity


For the nine months ended
September 30, 2000 (unaudited)


                                                                                    Notes
                                      Series A                                      receivable   Accumulated
                                      Convertible Additional                        for purchase comprehensive  Total
                    Common  Preferred Preferred   paid-in    Accumulated  Treasury  of common    income,        Stockholders'
                    stock   stock     stock       capital    deficit      stock     stock        net            Equity
=============================================================================================================================
Balance at January
  1, 2000         $ 34,100         - $      -   $9,851,894 $(2,024,687) $(942,311) $ (197,117) $ 37,829    $ 6,759,708
Exercise of 94,516
 employee stock
 options (Note 3)      945                         313,680                                                     314,625
Accrued interest on
 notes receivable
 issued for purchase
 of common stock                                                                       (6,364)                  (6,364)
Issuance of stock
 options to non-
 employee for
 services performed                                  2,306                                                       2,306
Issuance of common stock
 to non-employee for
 services performed     55                          11,632                                                      11,687
Issuance of replacement
 stock options for
 investment in
 Influence Data, LLC
 (Note 6)                                           55,982                                                      55,982
Issuance of common stock
 in connection with
 redeemable convertible
 preferred stock
 offering (Note 7)      96                             (96)                                                          -
Costs related to
 issuance of redeemable
 convertible preferred
 stock (Note 7)                                   (375,625)                                                   (375,625)
Issuance of common
 stock options and
 common stock warrants
 in connection with
 the redeemable
 convertible preferred
 stock offering
 (Note 7)                                          531,715                                                     531,715
Issuance of redeemable
 convertible preferred
 stock (Note 7)                       1,616,000                                                              1,616,000
Intrinsic value of the
 beneficial conversion
 feature associated
 with the redeemable
 convertible preferred
 stock (Note 7)                                    527,936                                                     527,936
Dividends paid on
 redeemable convertible
 preferred stock (Note 7)                       (1,059,651)                                                 (1,059,651)
Comprehensive income:
 Net loss                                                   (1,128,006)                                     (1,128,006)
 Other comprehensive loss:
  Net unrealized gain on
  deferred compensation
  trust available for
  sale securities                                                                                (12,264)      (12,264)
 Foreign currency
  translation adjustment                                                                         (42,633)      (42,633)

 Total comprehensive loss                                                                                   (1,182,903)
-----------------------------------------------------------------------------------------------------------------------
Balance at September
 30, 2000         $ 35,196         - 1,616,000 $9,859,773  $(3,152,693) $(942,311) $(203,481)  $ (17,068)  $ 7,195,416
=======================================================================================================================


See accompanying summary of accounting policies and notes to financial statements.


ULTRADATA SYSTEMS, INCORPORATED
Statements of Cash Flows


Nine months ended September 30, 2000 and 1999

                                                2000         1999
                                                   (unaudited)

Cash flows from operating activities:
 Net loss                                    $(1,128,006)  $(1,866,278)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
  Deferred income tax provision                        -       106,579
  Depreciation and amortization                  169,430       207,793
  Inventory reserve                                    -        66,331
  Equity in losses (earnings) of
   unconsolidated affiliates                     129,087      (152,337)
  Realized gain on investments                   (10,602)            -
  Non-cash compensation expense                   13,993             -
  Bad debt expense on advances to affiliates     122,683        23,250
  Increase (decrease) in assets and liabilities:
   Trade accounts receivable                     110,312     2,677,137
   Costs and estimated earnings on long-term
    contracts                                          -        55,276
   Inventories                                  (129,678)      175,332
   Prepaid expenses and other current assets    (169,268)      676,891
   Accounts payable                              781,444      (602,172)
   Accrued expenses and other liabilities       (118,116)   (1,310,758)
   Deferred rent                                  (5,598)       (5,598)
   Deferred compensation trust liability          (1,183)            -
   Other assets                                   23,636       (42,962)
                                                --------     ---------
Net cash (used in) provided by operating
 activities                                     (211,866)        8,484
                                                --------     ---------
Cash flows from investing activities:
 Investment in affiliated company               (200,000)      (17,134)
 Deferred compensation trust investments          (8,748)            -
 Capital expenditures                           (124,501)       (4,255)
                                                 -------     ---------
Net cash used in investing activities           (333,249)      (21,389)
                                                 -------     ---------
Cash flows from financing activities:
 Repurchase of common stock at cost                    -        (2,125)
 Proceeds from issuance of redeemable
  preferred stock and common stock warrants    1,616,000             -
 Costs related to issuance of redeemable
  preferred stock and common stock warrants     (375,625)            -
 Exercise of employee stock options              314,625             -
 Restricted cash                                (356,731)     (400,000)
                                               ---------     ---------
Net cash provided by (used in) financing
 activities                                    1,198,269      (402,125)
                                               ---------     ---------
Net increase (decrease) in cash and cash
 equivalents                                     653,154      (415,030)
Cash and cash equivalents at beginning of
 period                                        1,220,134     1,254,091
                                               ---------     ---------
Cash and cash equivalents at end of period   $ 1,873,288   $   839,061
                                               =========     =========



See accompanying summary of accounting policies and notes to financial statements.




                    ULTRADATA SYSTEMS, INCORPORATED

                          September 30, 2000

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim financial statements have been prepared by Ultradata Systems, Incorporated (the "Company"), without audit in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company's investment in Talon Technology, Ltd., Auckland, NZ of 22.6% and in Influence Data, LLC, of 33.3% are accounted for using the equity method.

In the opinion of management, the information furnished for the three-month and nine-month periods ended September 30, 2000 and 1999, respectively, includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 2000. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-25380).

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


                        For the three months ended  For the nine months ended
                               September 30                September 30
                                (unaudited)                 (unaudited)
                           2000 (a)    1999 (b)        2000 (a)    1999 (b)
------------------------------------------------------------------------------
Numerator:
 Net Earnings (Loss)     $  28,961    $ (621,094)    $(1,128,006)  $(1,866,278)
 Preferred Stock
  Dividend (c)             (68,680)            -      (1,128,427)            -
 Numerator for basic and
  diluted loss per share $ (39,719)   $ (621,094)    $(2,256,433)  $(1,866,278)

Denominator:
 Denominator for basic and
  diluted loss per share
  - weighted-average     3,197,361     3,083,322       3,160,484     3,134,960
  shares (d)
 Basic and diluted loss
  per share                  (0.01)        (0.20)          (0.71)        (0.60)




(a) Options to purchase 750,065 shares of common stock at prices between $2.00 and $7.39 per share were outstanding at September 30, 2000, but were not included in the computation of diluted loss per share because they are anti-dilutive
(b) Options to purchase 310,192 shares of common stock at prices between $5.00 and $7.39 per share were outstanding at September 30, 1999, but were not included in the computation of diluted loss per share because they were anti-dilutive
(c) See Note 7
(d) Conversion of the preferred stock was not included in the weighted-average shares computation of diluted loss per share because the effect of the preferred stock dividend was anti-dilutive


Note 3. Incentive Stock Option Plan

As of September 30, 2000, the Company's outstanding employee stock options totaled 317,442 shares. These options have been issued to key employees, officers, directors and consultants of the Company. The Company is authorized to issue 450,000 shares of incentive stock options or non-qualified stock options. These options are in addition to the 300,000 options issued per the Option Agreement with Influence Incubator, LLC, for the joint venture, Influence Data, LLC (see Note 8). In addition, there are 128,000 stock options issued per an agreement with Thornhill Group, Inc., associated with the new funding from the redeemable preferred stock (see Note 7), and 4,623 options issued to a non-employee for services performed. At the annual meeting on July 27, 2000, the last 100,000 options of the 450,000 options for the employee plan were approved by the stockholders.

During the nine month period ended September 30, 2000, 94,516 employee stock options were exercised at $3.33 per common share, or $314,625.

Note 4. Inventories

Inventories consist of the following:

                                  September 30,         December 31,
                                      2000                 1999
                                   (unaudited)

  Raw Materials                   $ 1,570,599           $  815,337
  Work in Process                      25,275               62,360
  Finished Goods                      672,034            1,314,072
                                    ---------            ---------
                                    2,267,908            2,191,769

  Reserve for obsolescence           (482,808)            (536,347)
                                    ---------            ---------
                                  $ 1,785,100           $1,655,422
                                    =========            =========

Note 5. Prepaid Expenses

Prepaid expenses consist of the following:

                                 September 30,          December 31,
                                     2000                  1999
                                  (unaudited)

  Prepaid advertising             $    44,850           $   24,781
  Prepaid tooling, manufacturing,
   and material costs                 193,500               56,365
  Prepaid insurance                    14,277                9,940
  Other prepaid expenses               22,419               14,692
                                      -------              -------
                                  $   275,046           $  105,778
                                      =======              =======

Note 6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

                                 September 30,          December 31,
                                     2000                  1999
                                 (unaudited)

  Accrued sales commissions
   and royalties                  $    41,290           $   39,948
  Payroll and payroll-related
   liabilities                         61,828               83,978
  Accrued advertising                   1,563               58,250
  Other                                39,667               80,288
                                      -------              -------
                                  $   144,348           $  262,464
                                      =======              =======
A provision for income taxes has not been recorded based upon the net operating loss carryforward of approximately $3.9 million and the Company's net loss for the nine-month period ended September 30, 2000. A valuation allowance has been provided for net operating losses carried forward and temporary differences in view of the Company's continuing losses for 2000.

Note 7. Convertible Preferred Stock

On May 16, 2000, the Company received from two investors gross proceeds of $1,616,000 for Series A Convertible Preferred Shares (the "Preferred Shares") and Common Stock Purchase Warrants ("Warrants"). The Preferred Shares have no voting rights, except as to matters which directly affect the rights of holders of Preferred Shares. The holders of Preferred Shares are not entitled to any cash dividends. However, they accrue an additional 11.25% per annum (or 22.5% if the Common Stock is delisted by NASDAQ) for purposes of conversion, redemption, and liquidation ($68,680 at September 30, 2000).
Among the rights attendant to the Preferred Shares are:

1. The Preferred Shares have a liquidation preference, upon the liquidation of Ultradata or its bankruptcy or certain other events, equal to their face value plus an accrued amount equal to 11.25% from the date of their issuance (22.5% if the Common Stock is delisted by NASDAQ).
2. The Preferred Shares, combined with the additional 11.25% per annum, may be converted into Common Stock at any time at the option of the holders.
   If not previously converted, the Preferred Shares will automatically convert into Common Stock on May 15, 2003. The conversion rate will be the lower of $3.50 or 75% of the 5-day average closing bid price, subject to certain anti-dilution rights and to the Floor. The "Floor" was initially $2.50 and has since adjusted to $2.00. It applies only during the first 18 months after issuance of the Preferred Shares. Moreover, if the conversion price for any 20 trading days during months 13 through 18 after issuance would have been less than $2.00 but for the Floor, the Floor will reduce to $1.50. The intrinsic value of this beneficial conversion feature has resulted in deemed dividends of $527,936.
3. At the time the shares were issued, Ultradata undertook to obtain shareholder approval of the conversion of the new securities and to register the underlying common stock for public resale. If Ultradata had not satisfied those conditions, the Investors had a right to require Ultradata to repurchase any Preferred Shares that could not be converted into free-trading common stock due to that limitation. The redemption price would have been the greater of (a) 130% of face value plus 11.25% of face value from date of issuance or (b) the difference between the conversion price of the unconvertible share and the 5-day average closing asked price. The conditions were not satisfied until after June 30, 2000. Accordingly, the Preferred Shares were presented as mezzanine financing in the June 30, 2000 balance sheet. The conditions were satisfied in July 2000 and August 2000, respectively, and the Preferred Shares are no longer redeemable. Therefore, on the September 30, 2000 balance sheet, the $1,616,000 face value of the Preferred Shares are included in stockholders' equity rather than presented as a mezzanine financing.

The Warrants will permit the Investors to each purchase up to 239,253 shares of Common Stock (a total of 478,506 shares) for a price of $5.00 per share until May 15, 2003. The Company has recorded the estimated value of the Warrants, $284,089, as additional paid-in capital.

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

The two Investors have committed to purchase additional preferred stock and warrants in certain circumstances.

  Preferred stock dividends are comprised of the following:

        Value of common shares issued $   31,868
        Value of warrants issued         284,089
        Value of options issued          215,854
        Beneficial conversion feature
         of preferred stock              527,936
        Cumulative preferred stock
         dividend                         68,680
                                       ---------
                             Total    $1,128,427
                                       =========

Note 8. Investment in Influence Data, LLC

On May 30, 2000 the Company entered into an agreement with Influence Incubator, LLC, to cancel the option agreement dated May 4, 1999, which issued options for 160,000 common shares, and issue new options for 300,000 common shares of the Company. In addition, the Company was required to pay $200,000 as additional capital contributions in connection with this agreement. The additional capital contribution contained the following provisions: the capital contribution shall not increase the Ultradata capital account in Influence Data, LLC, nor be included for purposes of maintenance of the capital account. Furthermore, such capital contribution shall not serve to relieve or reduce the capital contribution obligations, if any, of Ultradata under the terms of the Influence Data, LLC, Operating Agreement. The Company has recorded an additional amount of $255,982 in goodwill in addition to the original $327,000 investment value recorded by the Company during the year ended December 31, 1999. The $255,982 is comprised of the $200,000 in cash paid by the Company and $55,982 additional cost value of the options issued as a result of the May 30, 2000 agreement. The fair value of the common stock options are estimated on the date of the grant using the Black Scholes option model with the following weighted average assumptions: dividend yield of zero, expected volatility of 40.0%, risk-free interest rate of 5.74%, and an expected life of five years.

The unaudited financial results for Influence Data, LLC, as provided to the Company by Influence's management, were as follows:

                           Three months ended       Nine months ended
                           September 30, 2000       September 30, 2000

       Sales                    $  1,810               $   5,317
       Cost of Sales               1,851                   5,674
                                  ------                 -------
       Gross Profit                  (41)                   (357)
       Operating expenses         30,737                 644,378
                                  ------                 -------
       Net loss from operations  (30,778)               (644,735)
       Other expenses                 58                   6,944
                                  ------                 -------
       Net loss                 $(30,836)              $(651,679)
                                  ======                 =======

Note 9. Investment in Talon Technology, Ltd.

The Company's 22.6% interest in Talon is accounted for using the equity method of accounting and is stated at amortized cost plus equity in undistributed earnings since acquisition. The Company's interest decreased from 24.9% based on a 10% increase in Talon's outstanding shares due to incor-poration of an employee stock option plan for Talon employees in 2000. The equity in earnings of Talon is adjusted for the annual amortization of the difference between acquisition cost and the Company's proportionate share of Talon's net assets.

The unaudited financial results for Talon Technology, Ltd., as provided to the Company by Talon's management were as follows:

                           Three months ended       Nine months ended
                           September 30, 2000       September 30, 2000

           Sales               $1,782,603                $8,827,112
           Cost of Sales        1,219,013                 5,963,339
                                ---------                 ---------
           Gross Profit           563,590                 2,863,773
           Operating expenses     481,065                 1,677,137
                                ---------                 ---------
           Net income from
            operations             81,985                 1,186,636
           Other expenses          48,925                   446,345
                                ---------                 ---------
           Net income          $   33,060                $  740,291
                                =========                 =========

Note 10. Supplemental Disclosures of Cash Flow Information

Supplemental non-cash investing and financing activities were as follows:

NINE MONTHS ENDED SEPTEMBER 30, 2000

The Company issued options valued at $55,982 for an additional investment in Influence Data, LLC. (See Note 8)

The Company issued 128,000 common stock options valued at $215,854 and 478,506 common stock warrants valued at $284,089 in connection with its issuance of the redeemable convertible preferred stock. In addition, the Company issued to a finder 9,570 shares of common stock with a market value on the date of issuance of $31,868. (See Note 7)

The intrinsic value of the beneficial conversion feature associated with the redeemable convertible preferred stock resulted in deemed dividends of $527,936. (See Note 7)


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company also is completing development of an advanced portable auto navigation product, a version of TRAVEL*STAR 24(, that can connect through wireless channels to the Internet to offer unique services. The Company also benefits from Talon's rapid growth in supplying GPS (Global Positioning Satellite) receivers in Original Equipment Manufacture (OEM) applications to the domestic and international markets. Talon is also growing internationally in the marine electronics market using its GPS expertise. It has also expanded into mobile data terminals - another growth area connected to the wireless expansion.

The Company entered into a joint marketing agreement in February 2000 with United Marketing Group (UMG), owners of the travel club ITC-50. In conjunction with the agreement, the Company has developed a handheld unit that combines the Company's interstate travel computer with the database of UMG's 50%-off discount club hotels.

The Company is also planning to introduce other new products and to address internet-related travel features in 2001. One such product is a handheld travel computer that combines the interstate travel data with a cable link to the serial port of a personal computer, whereby turn-by-turn directions from any address to any other can be downloaded from an internet site. Prototypes of this product, Internet Triplink, have been demonstrated to potential customers. The Company has formed a partnership on this product with Object FX, an internet company specializing in mapping and having many corporate customers. The Object FX software interfaces with the embedded software in our handheld unit which connects to the PC. Users would download directions from their PC into the unit prior to a trip and then be able to call up the specific turn-by-turn detailed directions on the unit while on the trip. The product is designed to offer a low wholesale cost combined with high perceived value. The product is first being marketed through the Internet Service Providers (ISPs) in order to realize its value as an incentive to members to return to the ISP site to access directions for each trip.

Another new product is the portable TravelStar 24 navigation system for the auto after-market. The TravelStar 24 system development has been long and difficult, but it represents a unique car navigation product for the auto aftermarket. It will provide textual directions, voice turn-by-turn commands, and work from the 12-volt car lighter outlet. The unit will retail for under $400 as compared to present in-car systems for $1,000 and up. The proprietary software involved should offer protection against competitors being able to offer a similar product in the same price area. Advanced variants of TravelStar 24 that include wireless capability are expected in 2001. The initial units will be in Beta testing in the fourth quarter of 2000, with first production units scheduled for early 2001 delivery.

The after-market for vehicle navigation systems has been estimated to be very large. There are over 200 million private and commercial vehicles in the U.S. Only a small fraction of new cars come with navigation systems. Growth rate of this market will be dependent on price. The price of the TravelStar 24 will be well below the in-car system, and its ability to be used in any vehicle is a feature not available to those with in-car systems. The addition of wireless capability to the TravelStar 24 in 2001 enables participating in the "Telematics" marketplace, which is estimated to grow from $40 million in 1999 to $1.7 billion by 2004. The additional features potentially enabled by wireless addition to the TravelStar 24 include tracking your vehicle from home, sending short messages, receiving travel discounts, getting stock quotes, and emergency response services.

RESULTS OF OPERATIONS

Net sales for the three-month and nine-month periods ended September 30, 2000 were $2,556,091 and $3,664,673, respectively, compared to $591,987 and $2,846,709 for the three-month and nine-month periods ended September 30, 1999, respectively. These increases amounted to $1,964,104 or 331.8%, for the three-month period ended September 30 and $817,964, or 28.7%, for the nine-month period ended September 30. The sales increases for the three-month period ended September 30, 2000, compared to the comparable three-month period in 1999, resulted from the successful effort to improve the channels of distribution of our existing products at some reduction in gross margin. This process reduced results for the first half of the year compared to 1999 but has permitted the Company to overtake 1999 results in the third quarter of 2000. The resulting order backlog for delivery in 2000 as of September 30, 2000 is $2.5 million compared to $1.9 million at September 30, 1999. Delivery of the backlog in the fourth quarter of this year should enable profitable operations for the second half of the year.

Gross profit for the three-month period ended September 30, 2000 totaled $749,128, or 29.3% of sales, as compared to $125,302, or 21.2% of sales, for the three-month period ended September 30, 1999. This increase resulted from the sale of aging inventory in 1999 compared to the new programs in 2000 alluded to above. For the nine-month period ended September 30, 2000, gross profit totaled $1,135,166, or 31.0% of sales, as compared to $1,141,534, or 40.1% of sales, for the nine-month period ended September 30, 1999. The reduction in gross profit for the nine-month period ended September 30, 2000 compared to the prior year is due to margin reductions for existing products in mass-market channels, as well as successful efforts to reduce finished goods inventories at lower sales prices in the first half of 2000. The finished goods inventory has been reduced from $1,314,072 as of December 31, 1999 to $672,034 as of September 30, 2000, or a 48.8% reduction.

Selling expenses for the three-month and nine-month periods ended September 30, 2000, totaled $178,900 and $391,823, respectively, compared to $170,202 and $1,346,216, respectively for the comparable periods ended September 30, 1999. For the three-month period ended September 30, 2000, selling expenses increased $8,698, or 5.1%, compared to the three-month period ended September 30, 1999 based on increased sales activity for the quarter. For the nine-month period ended September 30, 2000, selling expenses decreased $954,393, or 70.9%, compared to the nine-month period ended September 30, 1999. The increase for the quarter relates to a four-fold increase in sales in the same period. For the nine-month period, the Company has achieved a continuation of the efficiencies introduced in the second half of 1999 related to the conversion of credit-card insert programs to wholesale accounts, with the syndicator paying for all advertising costs. As mentioned in previous reports, the Company made a strategic shift from the use of expensive direct-mail marketing and credit card programs to a higher dependence on marketing alliances with mass-market channels.

General and administrative expenses for the three-month and nine-month periods ended September 30, 2000, were $489,013 and $1,524,003, respectively, compared to $547,961 and $1,580,829, respectively, for the comparable periods in 1999. For the three-month period ended September 30, 2000, administrative expense decreased by $58,948, or 10.8%, compared to the three-month period ended September 30, 1999. For the nine-month period ended September 30, 2000, administrative expenses decreased by $56,826, or 3.6%, compared to the nine-month period ended September 30, 1999. The decrease for the three-month period ended September 30, 2000, is the result of continued efficiency of operation begun in the latter part of 1999. The reduction for the nine-month period ended September 30, 2000, indicates that the Company is now back on the more efficient path from which it paused briefly in the second quarter due to increased legal and auditing expenses in connection with the Influence Incubator, LLC, agreement entered into on May 30, 2000, and twice a sprinkler-system valve failing and causing water damage at the Company's facility.

Research and development expense for the three-month and nine-month periods ended September 30, 2000, were $114,448 and $286,538, respectively, compared to $104,458 and $325,171, respectively, for the comparable periods in 1999. Research and development expense increased $9,990, or 9.6%, during the three-month period ended September 30, 2000, compared to the same three-month period in 1999, showing comparable levels of effort for the two periods. For the nine-month period ended September 30, 2000, research and development expenses decreased by $38,633, or 11.9%, compared to the nine-month period ended September 30, 1999. The primary reason for the decrease is that the Company is nearing completion of the development of the Travel(Star 24TM. The Company's research and development efforts continue to be tightly focused on Travel(Star 24TM. The Company anticipates spending less than $100,000 on research and development during the remaining quarter of fiscal 2000 completing the engineering of the TravelStar 24 for eventual product roll-out in early 2001.

Other income (expense) for the three-month and nine-month periods ended September 30, 2000, totaled $62,194 and ($60,808), respectively, compared to $76,225 and $244,404 for the comparable periods ended September 30, 1999.
The amortization of the intangible asset associated with the investment in Talon more than offset Talon profits measured by United States generally accepted accounting principles. Certain research and development expenses are capitalized and amortized in New Zealand, while United States generally accepted accounting principles generally require those costs be expensed when incurred. For the nine-month period in 2000, the Company recorded a gain from Talon of $136,944 compared to $209,058 in the same period in 1999.
Losses attributed to Influence Data, LLC, amounted to ($266,031) for the nine-month period ended September 30, 2000. There was no comparable item in 1999 because the Company began reporting the losses of Influence-Data, LLC, on the equity basis during the fourth quarter of 1999.

The Company posted a net loss available to common shareholders of ($39,719), or ($0.01) per basic and diluted common share, for the three-month period ended September 30, 2000, compared to a net loss available to common shareholders of ($621,094), or ($0.20) per basic and diluted common share, for the three-month period ended September 30, 1999. The Company posted a net loss available to common shareholders of ($2,256,433), or ($0.71) per basic and diluted common share, for the nine-month period ended September 30, 2000, as compared to a net loss available to common shareholders of ($1,866,278), or ($0.60) per basic and diluted share, for the nine-month period ended September 30, 1999. The Company was required to record an imputed dividend of $1,059,747 during the nine-month period ended September 30, 2000 as a result of its sale of Series A redeemable convertible preferred stock in May (see Note 7).
Excluding the imputed dividend from the earnings-per-share calculation, the Company posted net income of $28,961 and a net loss of ($1,128,006) for the three-month and nine-month periods ended September 30, 2000, compared to net losses of ($621,094) and ($1,866,278) for the three-month and nine-month periods ended September 30, 1999. Deferred tax assets related to the three-month and nine-month periods ended September 30, 2000 and 1999, are fully reserved and have no impact on earnings for the applicable period.

FINANCIAL CONDITION AND LIQUIDITY

Historically the Company has funded its operations primarily through the sale of capital stock, through periodic borrowings, and from cash generated by operations. At September 30, 2000, the Company had $1,873,288 in cash and cash equivalents, compared to $1,220,134 at December 31, 1999. The Company's operating activities used cash totaling $211,866 primarily due to the net loss of $1,128,006 for the nine-month period ended September 30, 2000, partially offset by collections of $110,312 in accounts receivable, an increase in accounts payable of $781,444, equity in losses of unconsolidated affiliates of $129,087, $169,430 of depreciation and amortization, and a decrease of prepaid expenses and other assets of $169,268. In the nine-month period ended
September 30, 1999, operating activities provided $8,484 of cash as a result of the reduction in accounts payable and accrued expenses of $1,912,930, the net loss in the nine-month period ended September 30, 1999, of $1,866,278, partially offset by reductions in accounts receivable of $2,677,137 and prepaid expenses of $676,891.

Net cash used by investing activities for the nine-month period ended September 30, 2000, totaled $333,249, which includes $124,501 for capital expenditures, $8,748 for deferred compensation trust investments, and a $200,000 additional investment in Influence Data, LLC. In the nine-month period ended September 30, 1999, investing cash used totaled $21,389 primarily associated with investments in and advances to affiliates. The current nine-month period increase is primarily due to expenditures in 2000 for capital asset development for the software tools relating to the Travel(Star 24TM product and the additional investment in Influence Data, LLC. Capital expenditures are expected to aggregate $250,000 for the calendar year 2000.

Net cash provided by financing activities for the nine-month period ended September 30, 2000 of $1,198,269 included $314,625 from the proceeds of employee stock options and $1,240,375 net from the issuance of redeemable preferred stock. For the nine-month period ended September 30, 1999 the Company expended $2,125 to purchase treasury stock.

Based upon the changes in current assets and current liabilities including those discussed above, net working capital for the nine- month period ended September 30, 2000 increased to $4,991,003 at September 30, 2000 from $4,455,812 at December 31, 1999. The Company's current ratio at September 30, 2000 was 5.6 to 1, as compared to 11.6 to 1 at December 31, 1999.

The Company received gross proceeds of $1,616,000 for the issuance of 1,616 shares of Series A convertible preferred stock. The preferred shares do not provide for dividends; however, 11.25% per annum accrues until conversion. The $1,616,000 was originally presented as mezzanine financing because of conditions for which the Company would be required to redeem the redeemable preferred stock which were satisfied in the third quarter of 2000. Under the mezzanine financing treatment all costs and enticements related to the transaction are considered to be a dividend to the preferred shareholders. Based upon the fact that the conditions were satisfied in the third quarter 2000, the $1,616,000 face value of the preferred stock is included in stockholders' equity rather than presented as mezzanine financing.

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

In accordance with the Company's agreement with Talon Technology, Ltd., $765,000 of Talon's line of credit is secured by the Company. This amount was increased from $400,000 in July when Talon obtained an expanded line of credit to serve its business expansion.

The Company has a letter of commitment for a secured line of credit totaling $1.0 million including $400,000 of a $765,000 facility for a standby letter of credit, as part of a lending agreement between Talon and a New Zealand bank. The credit facility is secured by the Company's accounts receivable, inventories and equipment, with an interest rate of 1% over Prime Rate. The credit facility expires on July 1, 2001.

The Company's projections of cash flow indicate that the liquidity provided by existing cash and cash equivalents, the credit facility described above, and the cash generated from operations will be sufficient to provide for the inventory required to supply the Company's backlog. The Company has over $1.8 million in cash and cash equivalents as of September 30, 2000.



                        ULTRADATA SYSTEMS, INCORPORATED
                                     10QSB

PART II - OTHER INFORMATION

Item 1. Legal Proceedings:

        None

Item 2. Changes in Securities:

        None

Item 3. Defaults upon Senior Securities:

        None

Item 4. Submission of Matters to a Vote of Security Holders:

        On July 27, 2000 Ultradata Systems, Inc. submitted four matters to a vote of security holders at an annual meeting.

* The following individuals were elected to serve as Ultradata's Board of
  Directors:
                         Votes For       Votes Withheld
-------------------------------------------------------
* Monte Ross					        2,967,407         77,006
* Mark Peterson					     2,967,407         77,006
* Ernest Clarke					     2,967,407         77,006
* Steven Akre					       2,967,407         77,006
* John Clancy					       2,967,407         77,006
* Donald Rattner					    2,967,407         77,006
* H. Krollfeifer, Jr.				2,967,407         77,006


  A proposal to ratify the appointment of BDO Seidman, LLP as Ultradata's independent certified public accountants for the fiscal year ending December 31, 2000 was approved by a vote of 3,024,385 shares for, 7,854 shares against, and 12,174 shares abstained.

  A proposal to approve an amendment to the Ultradata Systems, Incorporated 1996 Stock Option Plan increasing the number of shares authorized for issuance from 175,000 to 325,000 was approved by a vote of 2,900,981 shares for, 121,644 shares against, and 21,788 shares abstained.

  A proposal to approve the issuance of more than 20% of Ultradata's Common Stock upon conversion of Convertible Preferred Shares held by two investment funds was approved by a vote of 1,526,961 shares for, 61,707 shares against, and 25,352 shares abstained.

Item 5. Other Information:

        None

Item 6. Exhibits and Reports on Form 8-K:

        None






                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2000            /s/  Monte Ross
                         		  Monte Ross, President and CEO
                             (Duly authorized officer and
                              principal financial officer)