Form 10KSB
period 2000-12-31
ULTRADATA SYSTEMS INC
filed 2001-07-20
CIK 931947

SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C.   20549
				  FORM 10-KSB

			    Annual Report Pursuant
			  to Section 13 or 15(d) of
		     the Securities Exchange Act of 1934


[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended December 31, 2000

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from_____ to_____

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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
       Yes [ ]    No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to the Form 10-KSB.     [ ]


State the issuer's revenues for its most recent fiscal year:   $6,301,236

The aggregate market value at July 19, 2001 of the voting stock held by non-affiliates, based on the closing price as reported by National Quotations Bureau, was approximately $1,234,823. The aggregate market value has been computed by reference to a share price of $0.38 (The price at which stock was sold, or the average bid or asked price of such stock on July 19,
2001). All directors and more than five percent of stockholders of the Registrant have been deemed "affiliates" for the purpose of calculating such aggregate market value.

The number of shares outstanding of the issuer's common stock, as of July 19, 2001, was 3,249,533

Transitional Small Business Disclosure Format:   Yes [ ]  No [X]

DOCUMENTS INCORPORATED BY REFERENCE:                    None

YOU SHOULD NOT RELY ON FORWARD LOOKING STATEMENTS

This annual report contains a number of forward-looking statements regarding our future prospects. Among the forward-looking statements are descriptions of our plans to restructure the marketing program for the Road Whiz line of products, to introduce Triplink and GPS products to the market, and to develop products based on a GPS/Internet technology. These forward-looking statements are a true statement of our present intentions, but are neither predictions of the future nor assurances that any of our intentions will be fulfilled. Many factors beyond our control could act to thwart Ultradata in its efforts to develop and market its products. Among these factors are:

   * The difficulty of attracting mass-market retailers to a seasonal product like the Road Whiz;
   * The breadth and depth of competition in the GPS market, which will make introduction of our product with a limited marketing budget difficult;
   * The difficulty of attracting qualified engineering and marketing personnel to our company.

There may also be factors that we have not foreseen which could interfere with our plans. In addition, changing circumstances may cause us to determine that a change in plans will be in the best interests of Ultradata. For this reason, you should not place undue reliance on any of the forward-looking statements in this report.

PART I

ITEM 1. BUSINESS

Overview

     Since 1987 we have been engaged in the business of manufacturing and marketing handheld computers that provide travel information. The products are based upon a data compression technology that we developed, portions of w hich we have patented. Recent developments in communications technology have opened up new opportunities for us to use our technology. Therefore, we still sell our handheld computers, but over the past three years we have been expanding the scope of our operations:

   * In 1998 we acquired an 18.9% interest in Talon Research & Development, Ltd., which manufactured GPS (global positioning satellite) antennas that can be combined with our database to create a variety of travel products. We increased our interest in Talon to 24.9% in 1999. In 2000, an Employee Stock Option Plan was instituted at Talon that increased the total shares outstanding by 10%, which resulted in diluting our holding to 22.6%.

   * In 1999 we helped to form a joint venture called Influence Data, LLC, which provides travel services, including directions, over the Internet.

   * Early in 2001 we introduced, in joint venture with Rand McNally, the Rand McNally Triplink, a handheld computer that enables the user to download travel information from the Rand McNally Website.

   * During the first quarter of 2001 we shipped the first production units of our Travel*Star 24, which combines our travel information with a GPS antenna to enable a driver to obtain his location and directions to his destination while he drives.

   * We have begun development of an enhanced version of our GPS product that will include a cellular transceiver to permit the driver to use the product to access the Internet while traveling.

     Each of our consumer products is designed to allow the consumer to access useful information stored in a convenient manner. Our handheld computers generally sell at retail prices between $19.95 and $49.95 per unit. The products are in the three largest retail mass-market chains in the country plus many other locations. The new TRAVEL*STAR 24 is offered at retail for about $400, which should make it very competitive in the auto aftermarket.
Its portability and the fact that it requires no elaborate installation offer advantages over the more expensive in-car systems.

Handheld Travel Computers

     The Road Whiz(tm) Line of Products

     Our core business is a line (currently 7 products) of hand-held computers that utilize our proprietary data compression technology to provide a library of information in a pocket-size box. Most of the products contain travel information, customized to specific markets, and so the flagship products have carried variations of the trademark "Road Whiz." Within the chip that powers a Road Whiz can be found information regarding over 100,000 services and amenities along the U.S. Interstate Highway System and directions on how to reach the service or amenity of choice. Some versions of the Road Whiz also contain information about services and attractions within the cities
linked by the Interstate Highway System.   The service information provided
by a Road Whiz product includes directions and mileage to gas stations, hotels, motels, hospitals, and 24-hour restaurants, as well as highway patrol emergency numbers. We sell our handheld products through independent sales representatives, mass merchandise retailers, catalog companies, department stores, office supply stores, direct mail promotions, luggage stores and selected television shopping channels.

     Among the hand-held products we currently offer are the following:

     Road Whiz Plus and Auto Pilot provide complete routing information for over 90 cities, giving driving distances, driving time and detailed directions. Both products are designed to be marketed by mass merchandise retailers, such as Kmart and Kohl's. Ultra Road Whiz has similar capabilities, but is designed primarily for sale on the QVC television network and to Wal-Mart.
In addition, we sell a unit containing the Road Whiz database but named
Car & Driver as a private label of the Target Stores chain.

     The Road Whiz RV Special adds to the standard Road Whiz features useful for an RV owner, such as the location of dump stations and the availability of parking for recreational vehicles at restaurants.

     AAA TripWizard is the product of a joint effort between Ultradata and the American Automobile Association (AAA). During 1998, we entered into an agreement with AAA to develop an expanded database to include AAA's diamond-rated restaurants and lodging facilities, AAA-approved auto repair, camp grounds and attractions, as well as the AAA ratings, where available, for the facilities in our proprietary Interstate database. This expanded database has been incorporated into a hand-held travel computer called the TripWizard. TripWizard is being marketed to AAA's affiliates, consisting of 93 clubs, 1,100 offices and over 41 million members in the United States, as well as to specialty retailers and Target.

Our New Marketing Strategy

     After our initial public offering of securities in 1995, we were able to commence widespread marketing of the handheld products. We priced them to the upper range gift market ($49 to $129) and focused our marketing efforts on direct sales through television and print ads, as well as through a sales representative network. That strategy was successful in expanding our sales for three years, while the products were new to the market. The expansion of sales, however, did not bring with it a proportionate expansion of profits. Too many of our marketing techniques were only marginally profitable, and as our products lost some of their newness, marketing techniques such as direct mailing produced diminishing returns. For that reason, beginning late in 1998 we revised our marketing strategy. The products now generally retail for $19.95, and marketing is focused on mass market retailers and custom-branded private label units. At this price point, we hope to gain sufficient volume to achieve economies of scale with new low-cost manufacturing methods, permitting us to operate profitably at a lower level of annual sales.

     Distribution through mass merchandise channels accounted for over 92% of our revenue in 2000. We expect that a small group of mass-market channels will continue to dominate the market for our handheld computer products. In April 2001 a new major retailer placed its initial orders for our products, informing us that it planned to carry our Road Whiz Plus(tm) in its stores on a plan-o-gram basis, which involves everyday sales and reorders of the product. This brings to 5,000 the number of stores carrying the Road Whiz products.
The following table identifies the customers to whom over 10% of our sales were made in either of the past two years as well as other mass market retailers that carry our products.

Channel of Distribution        2000 Sales  % of Sales  1999 Sales  % of Sales
-----------------------------------------------------------------------------
Media Syndication Global      $2,449,300     38.9%    $         -         -%
Preferred Customer's Guild    $2,111,625     33.5%    $         -         -%
Kmart                         $  454,270      7.2%    $   672,927      12.4%
Target                        $  602,420      9.6%    $   267,388       4.9%
QVC                           $        -        -%    $ 1,102,246      20.3%
United Marketing Group        $        -        -%    $   582,260      10.7%
Kohl's                        $        -        -%    $   575,184      10.6%


     Central to the new marketing strategy is our effort to develop a variety of distribution paths, so as to maximize our penetration of the potential market for our products. To date, in addition to our sales to retailers, the following types of distribution have been put in place:

   * Private Branding. The leading example of the private label marketing strategy was the introduction in 1998 of the AAA TripWizard as a joint venture with the American Automobile Association.

   * Direct Response Marketing. Our largest customers during 2000 were Media Syndication Global and Preferred Customer's Guild. These distributors specialize in multi-media direct response marketing and have resources and expertise that can achieve high sales effectiveness at relatively low promotional cost.

     If our new marketing strategy is successful, the result will be an increase in sales revenue with a significant reduction in selling and administrative expense, as the costs attendant to direct retail marketing are reduced. Even though the exponential growth rate that we achieved in 1996 and 1997 is unlikely to be replicated, stabilization of our core business at even a modest level of profitability would provide a foundation on which we could pursue dynamic growth through our entry into the GPS and Internet markets.

Manufacturing

     We do not manufacture any of our products. We retain assemblers to manufacture the products. We procure the microprocessors and memory chips and other unique items, and supply them to the assembler.

     To date, there are two manufacturers to whom we have contracted most of our assembly work. Once each year, these manufacturers quote prices to us based upon estimated annual quantities. Then we place individual purchase orders for production. Our arrangements with these manufacturers - up to the point of a purchase order - are terminable at will by either party. If either or both of the manufacturers became unavailable to us, alternate sources would be readily available. Nevertheless, the sudden loss of one of the manufacturers or unanticipated interruptions or delays from present manufacturers would likely result in a temporary interruption to our planned operations.

Backlog

     As of March 31, 2001 our total backlog was approximately $37,390, compared to backlog of approximately $110,805 on March 31, 2000. First quarter backlog is typically low due to the seasonality of the business and is not indicative of the year as a whole.

Patents

     We own two patents that are utilized in our Road Whiz products. They provide us a technological advantage which, to date, has prevented any similar product from appearing. One patent covers our method of compressing data relating to travel information. This compression technology permits our travel products to store more data on smaller and less expensive memory devices. The second patent covers the methodology that enables our travel devices to account for changes that occur when the traveler crosses a state border.

Database Research

     A broad and accurate database is essential to the success of our products. For this reason, we have developed a systematic approach to updating our ROAD WHIZ database. At our corporate headquarters we employ three full-time database research specialists, who survey and digest publicly available geographic and demographic data provided, primarily, by travel services and Chambers of Commerce across the country. In addition, a significant part of the ROAD WHIZ( database is gathered and verified by our team of over 50 "Road
Helpers."   Road Helpers are generally retirees and others that travel extensively and report to us regarding the facilities they encounter. The data provided by the Road Helpers is, in turn, reviewed and augmented by our database specialists.

Competition

     To date, we have not faced significant competition in selling our handheld computer products. The primary reasons for the lack of competition are:

   * Our patented data compression technology permits the storage of unusually large volumes of information in low-cost devices.

   * Our database is unique, and it would be time-consuming to replicate it.

   * We have fourteen years of experience in developing this line of products, which gives us insight into the needs and desires of the traveling consumer.

   * We have a simple, low-cost design for our products, which employs a minimum of parts.

   * We have developed low-cost, but high quality manufacturing sources.

   * The devices that perform functions similar to those performed by our handheld products are considerably more expensive, and often lack the data quality of our products.

     These several factors have, thus far, served as a barrier to any effective competition with our handheld products.

GPS Products

     Talon Research & Development, Ltd.

     We own 22.6% of Talon Research & Development, Ltd., a privately-held enterprise located in Auckland, New Zealand. Talon manufactures and markets electronic components and marine instruments that incorporate Global Positioning Satellite ("GPS") receiver units. Among Talon's products are the GPS receiver and antenna used in our Travel*Star 24(tm). Talon sells these antennas to Ultradata at the lowest price it offers to any customer.

     The prospects for significant growth at Talon appear promising. In February of 2000, Talon was chosen to replace Magellan as the GPS hardware supplier for certain models of the Palm Pilot, which opened a major sales channel as well as marking a significant shift in market power toward Talon. Talon also received an order in 2000 from Rand McNally for antennas for 30,000 GPS Palm Pilots. Finally, Talon has been expanding the international distribution of its marine electronics products beyond its European base to South America, South Africa, and China, and is projecting significant growth in its marine electronics business as well as its OEM GPS receiver business. As a result of all these events, Talon's sales in 2000 grew by 49% compared with 1999.

     Travel*Star 24 GPS Auto Navigational System

     Taking advantage of our access to the Talon GPS receiver/antenna, we have developed a low cost, portable navigation unit for the automotive after-market, which we will market as the "Travel*Star 24." The Travel*Star 24 utilizes the Talon GPS receiver and antenna to pinpoint the longitude and latitude of the moving vehicle. The unit is capable of calculating a route, displaying visual directions and distance as well as audible turn-by-turn prompts and warnings when the driver strays from the route. The Travel*Star 24 also includes an expanded version of the proprietary and unique Road Whiz database, providing the driver directions to over 200,000 services across the U.S.A. As the driver travels, the GPS signals are referenced to the service database, so that the driver can instantly find businesses, hotels, service stations, rest stops, restaurants, hospitals, tourist attractions, airports, etc. in more than 250 metropolitan areas, as well as directions to over 12,000 smaller cities and towns.

     While there are a wealth of potential users for a GPS-based navigation system, we intend to target the Travel*Star 24 to the 12-volt automotive after-market, which currently consists of over 150 million vehicles and grows by 15 million vehicles annually.

     Currently, between 600,000 and 1,000,000 GPS-based navigation systems are sold annually. These include installed original equipment such as "Neverlost" and "Visteon", which is generally priced in the $2,000 range; low-end hand-held units of very limited capability (generally approximately $200); and middle market units priced in the $600 to $1000 range. Examples across this middle range can be found in the lines of Magellan, Garmin and
Lowrance.   Travel*Star 24 will compete in this range, as we expect it to have an initial retail price under $400. But the Travel*Star 24 should have several competitive advantages over the middle market competitors:

   * Travel*Star 24 provides audible prompts, whereas the competitors use a "moving map" that requires the driver to take his eyes off the road;

   * No other product in the middle price range can compute routes - the routes must be entered by the user;

   * Travel*Star 24 can plan a route to 12,000 towns and cities;

   * Travel*Star 24 can be equipped with a low cost ($49.95) regional cartridge that is expected to provide block-to-block navigation; and

   * Travel*Star 24 incorporates Ultradata's proprietary data compression technology to provide directions to over 200,000 services, a functionality for which the competition offers nothing comparable.

   * Door-to-door, turn-by-turn directions from one address to another can be downloaded from a website through a PC to the Travel*Star 24 as an added capability designed into the unit.

     The Travel*Star 24 can easily fit into a briefcase or purse; so it is
portable to any rental vehicle.   Beta testing has been ongoing since December
2000, and we shipped the first production units in the first quarter of 2001. A date for full market launch has not yet been set.

Patents

     We hold two additional patents that have potential utility in the GPS market. Patent 5,943,653 was awarded in August, 1999 and covers the delivery of electronic coupons in a handheld computer for discounts of services. The technology can be combined with the GPS locational function to cause time and site-specific coupons to be delivered to the driver offering, for example, a discount at the upcoming hotel. We would, of course, receive a fee for each customer that the hotel gained in this fashion.

     The other related patent, which was awarded in May of 1999, covers a method of integrating a GPS receiver into a radar detection device. By use of this patented technology, it becomes practical to eliminate many false radar detection alarms, as well as to provide audible warnings of speed zones.

Internet-Based Navigation

     The Rand McNally Triplink(tm)

     In June of this year we will begin marketing, in joint venture with Rand McNally, an Internet appliance that provides textual driving directions downloaded from the Rand McNally Website. Door-to-door driving directions to and from a multitude of locations can be downloaded and stored in the handheld unit, and later displayed by the unit one segment at a time, as needed. New data can displace old data any time the unit is reconnected to the computer. Thus, prior to each trip, the user can update his unit.

     The premium unit in our TRIPLINK product line, the Rand McNally TRIPLINK, includes the ROAD WHIZ Interstate services database in pre-programmed memory as well as the download capability. The other unit in this line, the Rand McNally POCKET TRIPLINK, is smaller and simpler, as it contains only the driving directions. This product family provides a low-cost, easy-to-use Internet appliance for Internet-connected computer users who travel.

     www.DriveThere.com

     In May of 1999 we formed a joint venture with Influence Incubator, LLC ("Influence") to create a vertical interest portal on the Web for travelers. The joint venture, of which we own 33%, launched its Website, www.DriveThere. com, in October, 1999. By creating affiliations with a large number of major content providers, the joint venture was able to load the Website with a wealth of travel-usable content, including driving directions, travel suggestions, weather reports, information on products and services for travelers (e.g. insurance, tires), a forum for auto sales, and contacts for emergency roadside assistance. In addition, the shopping function on the Website was a virtual department store for travelers, offering products ranging from educational toys to amuse traveling children to the Road Whiz to enlighten traveling parents.

     In 2000, Influence withdraw operational support from Influence Data, LLC as a result of difficulties in sustaining its commitments to a number of operations in the dot.com sector. We have, therefore, written off the balance of our equity in the joint venture on our balance sheet. Nevertheless, we retain an interest in the brand equity in DriveThere.com, pending joint discussions with Influence as to methods to exploit that asset.

     GPS/Internet Auto Navigation and Tracking System

     For some time we have been planning an effort to exploit the synergy between the communications capabilities of the Internet and the locational capabilities of a GPS antenna. If and when the capital resources become available, we expect to commence development of a GPS/Internet auto navigation and tracking system. The utility of the product will be to create a rich link between the driver and a stationary source of communications, be it a family member on a home PC or a hotel chain soliciting the driver's business.

     The system is conceptually simple. We plan to modify the Travel*Star 24 to incorporate a cellular transceiver into the existing housing. Information in the vehicle would originate in and be displayed on the Travel*Star 24, which has a four-line text display and a menu-driven "soft key" user interface. The Travel*Star 24 also has a built-in GPS receiver, and can generate the necessary geo-coordinates to identify the vehicle's location. The vehicle's identity, its geo-coordinates, and any outgoing messages would be passed to the cellular transceiver for broadcast to the local phone cell, then transferred via the Internet to the "Home Base" PC.

     At the "Home Base", mapping software would be installed, which can translate the geo-coordinates into a position display on a map. The person at home could thus track the location and progress of the vehicle, using the connectivity provided by the Internet. The same "Windows"-based software can receive and display incoming messages, and generate pre-formatted outbound messages and position queries. Similarly, pre-formatted messages can be sent from the vehicle to the Internet site, where the messages are available to friends and family.

     The GPS/Internet System is in the planning stage only. There are a number of technical tasks required to make the system operational, and we have no certainty that we can accomplish these tasks. We will also require additional capital resources or partners before we can undertake this project in earnest.

Research and Development

     Ultradata performs ongoing research and development, seeking to improve existing products and to develop new products. These activities are primarily conducted at our corporate headquarters, although we periodically engage outside computer system design consultants to expedite the completion of the development and test stages.

     In 2000, the Company incurred $371,554 in research and development costs compared to $358,357 in 1999. Research activities for 2000 were primarily focused on continued development of TRAVEL*STAR 24 and the Triplink handheld product. In addition, the Company capitalized $143,689 of costs incurred in developing the software tools required to provide the database for the TRAVEL*STAR 24. The capitalized amount was included in "Property, Plant and Equipment" on our balance sheet.

Employees

     The Company currently has 17 full-time employees, including six officers, all of whom are located at the Company's headquarters in St. Louis, Missouri. The Company employs four people in sales, customer service and shipping, two people in database research, four people in executive management and administration, four people in product development, one person in inventory management, a president, and a chief executive officer. None of the Company's employees belong to a collective bargaining union. In addition, a number of part-time consultants are retained for database research, website development and maintenance, and software development. The Company has not experienced a work stoppage and believes that its employee relations are good.


Item 2. PROPERTIES

     Our headquarters, principal administrative offices, and research and development facilities are located in approximately 12,500 square feet of leased office space in an industrial building located at 9375 Dielman Industrial Drive, St. Louis, Missouri. The Company pays a monthly rent plus 31% of all building expenses under an operating lease that expires October 31, 2001. The Company maintains no manufacturing operations on site and employs outside contractors to perform all of its manufacturing requirements.

     Aggregate rental expense totaled $109,678 for 2000, compared to $114,247 in 1999. The Company believes that its facilities are adequate for the Company's present and foreseeable requirements.


Item 3. LEGAL PROCEEDINGS

     Legal proceedings have been filed by the Company against SmartTime to recover funds loaned that SmartTime has refused to repay. These papers have been served and court proceedings are pending to decide the outcome of the dispute. The Company carries $150,000 on the balance sheet as an estimate of the minimum net value to be recovered from SmartTime.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

     The following table sets forth the prices for the Company's Common
Stock (NASDAQ: ULTR) as quoted on the NASDAQ National Market for the eight quarters starting January 1, 1999 and ending December 31, 2000. Until June 27, 2001, the Company's common stock was listed on the Nasdaq SmallCap Market. Since that date, the stock has been quoted on the Pink Sheets.

				       Bid
Quarter Ending                 High           Low
=====================================================
March 31, 1999                 $ 2.75        $ 1.31
June 30, 1999                  $ 2.63        $ 0.88
September 30, 1999             $ 2.44        $ 1.00
December 31, 1999              $ 2.06        $ 0.94

March 31, 2000                 $ 7.00        $ 4.75
June 30, 2000                  $ 2.63        $ 2.50
September 29, 2000             $ 1.75        $ 1.75
December 31, 2000              $ 1.38        $ 1.06

(b)  Shareholders

     At June 30, 2001, there were 104 registered stockholders of record of the Company's Common Stock. Based upon information from nominee holders, the Company believes the number of owners of its Common Stock exceeds 4,000.

(c)  Dividends

     The Company has never paid or declared any cash dividends on its Common Stock and does not foresee doing so in the foreseeable future. The Company's line of credit agreement precludes the payment of cash dividends. The financing received from the sale of preferred stock in May of 2000 involved the computation of imputed dividends provided in the form of warrants, options, and stock as inducements associated with the preferred stock offering. These dividends do not affect the earnings from operations of the Company but are included in the earnings-per-share computation on the Income Statement. The Company intends to retain any future earnings for the operation and expansion of the business. Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition, and other factors deemed pertinent by the Board of Directors.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

     One factor has been dominant in causing our poor financial results over the past two years: our inability to sustain the high level of sales of the hand-held products at upscale retail prices that we realized in 1996 and 1997. Beginning in 1998, we have been transforming our marketing efforts away from a primary focus on the "upscale" market. Initially we devoted a large portion of our effort to direct marketing through magazines, mailers and bill inserts, as well as by televised appearances on the QVC Shopping Network. This strategy generally proved to be a mistake, as the cost of the marketing effort often exceeded the revenue we obtained from it. The one exception was our on-going relationship with QVC, which was the source of over 19% of our revenue in 1999. We expect QVC to again be a significant source of revenue in 2001.

     In 1999, therefore, we again shifted our focus, this time to mass market retailing, of the sort you associate with Kmart, Kohl's, and Target Stores, to name three of our new mass market customers. The reduction of our prices to mass market levels required major adjustments to our cost structure. So during the second half of 1999 and into 2000 we made the cuts and performed
the streamlining.   That effort, however, was frustrated, in part, by the
worldwide shortage in read-only memory (ROM) chips during 2000, the result of which was a $767,400 increase in our payments for chips. Nevertheless, our overall results for 2000 indicate that we are heading in the right direction, as we significantly reduced operating loss despite the increased chip expense. Our plan, therefore, is to continue to pursue mass market outlets for our handheld travel computers, with the expectation the reorientation of our marketing focus and the ancillary restructuring of our cost structure will eventually stabilize our handheld travel computers as a profitable line of business. Once we have re-established the handheld units as a stable foundation for our business, we can then devote our financial resources to our development projects without fear of being left without adequate resources to sustain operations.

Results of Operations

     Sales.  Sales for 2000 increased by $875,475, or 16.1%, to $6,301,236 from $5,425,761 in 1999. Over 92% of 2000 sales were attributable to mass-market retailers, compared with 54% in 1999. Our plan is to pursue additional mass-market outlets, and so continue the growth of sales in this fashion.
To this end, in April 2001 we added one more major retailer to our customer list, bringing to 5,000 the number of stores carrying the Ultradata products. Sales in 2001 should also be aided by our Triplink(tm) joint venture with Rand McNally, although the full market program will not commence until September. On the other hand, the fact that a small number of customers accounts for nearly all of our sales puts us at the risk that loss of a customer could reduce or reverse sales growth

     Gross Profit. We have made considerable improvements in the efficiency of manufacturing operations during the past two years. Nevertheless, our gross margin in 2000 fell to 28.3% of sales, compared to 41.9% of sales in 1999, resulting in a $490,450 reduction in gross profit. The reasons for the reduction were:

   * The worldwide shortage of read-only memory (ROM) chips caused us to pay $767,400 more for chips than we would have paid at 1999 prices. Indeed, if the price of chips had remained stable, our gross margin for 2000 would have been 40.5%, an insignificant reduction from 1999.

   * The fact that 72% of our sales were attributable to high-volume syndicators, who market at relatively low margins.

   * The write-off of $112,000 in bad debt owed by a single customer.

   * The write-off of $150,000 in excess obsolete inventory in the last quarter over and above our allocation of $11,000 per month. Management decided in the fourth quarter to discontinue the Ultrafinder product, rendering parts inventory specific to that product at Eastek obsolete.

     We expect sales during 2001 to be spread among a wider number of customers than in 2000. Moreover, chip prices for 2001 are expected to approach 1999 levels. Therefore, we expect a gross margin of 40% to be achievable.

     Selling Expense. During 2000, we incurred $612,428 in advertising, promotion, and marketing program expenses, as compared to $1,671,659 in 1999. The result was an overall reduction of $1,059,231 in selling expense, despite the 16.1% increase in sales. The primary reason for the reduction was the fact that during 1999 we moved from our expensive direct mail and advertising programs to a strategy of employing joint advertising strategies with our mass-market customers. The transition was not effective until the latter part of 1999, producing the dramatic reduction in selling expense that we realized during 2000.

     During 2000, we altered our method of accounting for advertising allowances and slotting fees, as required by EITF Issue Number 00-25. The effect of the change was to reduce revenues by the amount of these allowances and fees, where we had previously accounted for them as selling expenses.
The resulting change affected revenues and gross margins but has no effect on net earnings. For 2000, $184,166 was subtracted from revenue, gross margin and selling expenses as compared to $140,865 for 1999. Our Statements of Operations for both 2000 and 1999 reflect this change, in order to present valid comparisons of results.

     Research and Development Expense. Our research and development expense in 2000 was not significantly different than in 1999. Our R&D efforts were increased, however, in the second half of the year, utilizing for this purpose the proceeds of our sale of preferred stock in May 2000. The increased activity is reflected in our capitalization of $143,689 of costs in 2000 for the internally developed software tools necessary for TRAVEL*STAR 24. This brought the total capitalization balance to $274,604, to be amortized over 5 years starting in 2001.

     Other Income (Expense). During 2000, Talon Research and Development Company, Ltd. ("Talon") achieved a 55% increase in sales and a 40% increase in earnings compared to 1999. Talon management have advised us that they anticipate continued growth in 2001, albeit at a reduced rate due to market conditions. At the same time, however, Talon adopted an Employee Stock Ownership Plan (ESOP) during 2000. The issuance of shares to the ESOP resulted in a reduction of our share of Talon's equity to 22.6% from 24.9%. Therefore, our share of Talon's earnings for the year was offset, in part, by the amortization of goodwill that followed from the reduction in our equity in Talon. Talon, therefore, contributed $46,273 toward reducing our "Equity in losses of unconsolidated affiliates" in 2000, compared to a loss of ($9,585) in 1999.

     Near the end of 2000 our joint venture partner in Influence Data, LLC, declared that it was unable to support the operations of DriveThere.com, as the partner's overall business had been seriously impaired by the collapse of the "dot com" market. We are reviewing with the partner possible avenues for realizing value from the Website. In the meantime, however, we have written the book value of our equity in Influence Data, LLC down to zero. The net effect of our interest in the joint venture, therefore, was an expense during 2000 of ($286,610) included in "Equity in losses of unconsolidated affiliates" and a one-time write-off of ($225,039) shown as "Impairment of investment".

     Total other expense amounted to ($232,348) for 2000, as compared to other income of $191,301 for the year ended December 31, 1999. Besides the effect of our loss in equity in Influence Data, LLC, the year-to-year comparison was affected by $127,473 in royalty income realized in 1999 from a promotion by Idea Village in connection with Radio Shack, which was not repeated in 2000.

     Net Loss. Our net loss for 2000 was ($1,712,503), or ($0.54) per share, basic and diluted, compared with ($1,997,250), or ($0.64) per basic and diluted share in 1999. However, in 2000, we were required to record an imputed dividend of $1,456,625 during 2000 as a result of our sale of Series A redeemable convertible preferred stock in May 2000 (see Note 20). For that reason, we have recorded a "net loss available to common shareholders" of ($3,169,128), or ($1.00) per basic and diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

     Our operating losses over the past three years have had an adverse effect on our working capital. Nevertheless, at December 31, 2000 we still had over $4.9 million in working capital, which we believe to be substantially greater than most companies of our size. So we do have sufficient working capital to sustain our operations and introduce our new products, provided that we can realize our sales projections in our handheld business through our strategy of developing mass-market customers and opening new distribution channels.

     Our cash position was aided in 2000 by the sale of Series A Preferred Stock in May 2000 to two investment funds. In addition, despite the significant operating loss we incurred, our operations consumed only $188,281, primarily because our efforts to control accounts receivable led to a $687,791 reduction in year-end receivables. At the same time, however, $378,683 was used in investing activities, including $200,000 that we contributed to Influence Data LLC, and $168,638 that we spent on capital investments, primarily to develop software tools for compressing roadmap topology into a format suitable for Travel*Star 24(tm). This latter amount was capitalized, and will be amortized over five years. We expect our capital expenditures during 2001 to be less than in 2000.

     Our liabilities were reduced during 2000, and were equivalent to less
than nine percent of our current assets at year-end.   Since we rely on
outside vendors for all of our manufacturing, our operations do not require substantial capital expenditures other than for the periodic purchase of tooling, test equipment, and fixtures. Currently we have no material capital spending commitments outstanding.

     The Company recently reached an agreement in principle with the holders of the Series A Preferred Stock, and is presently preparing the definitive agreements. The agreements will provide that the Series A shares will be exchanged for convertible secured debt instruments with a face value equal to the current conversion value of the Series A shares (i.e., face value plus 11.25% accrual since date of issue) plus 10% of the face value. The debt instruments will provide that the Company will pay $70,000 per month through October 2001 and $90,000 thereafter until the debt is fully satisfied. The debtholders will retain the right to convert the outstanding debt, except that the number of shares they may acquire on conversion will be limited to 20% of the trading volume for the quarter preceding conversion. The Company has made this arrangement in order to relieve the threat of massive dilution that the Preferred Stock presently poses to potential investors in the Company's common stock. Management does not expect that the payments will significantly affect the Company's ability to finance its ongoing business.

     Because the Company has stabilized the cash requirements of our handheld business, its working capital and cash reserves appear to be sufficient to sustain over the coming year the level of business during 2000. There remains one near-term liquidity issue: the cash needed for development of new products. During 1999, the Company negotiated a lending agreement with Southwest Bank of Missouri that provides a credit facility of $1 million. The credit is secured by accounts receivable, inventories and equipment, with an interest rate of 1% over Prime Rate. The credit facility expires on July 1, 2001. Management has obtained a replacement facility with KBK Financial, an asset based lender, to finance the purchase orders expected for the fourth quarter.

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

     See Current Report on Form 8-K dated April 6, 2001.

Item 8. FINANCIAL STATEMENTS

     The financial statements of Ultradata Systems, Incorporated, together with notes and the Report of Independent Certified Public Accountants, are set forth immediately following Item 13 of this Form 10-KSB.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table lists certain information regarding the officers and directors of the Company as of May 31, 2001:

NAME                      AGE          POSITION
=============================================================================
Monte Ross                69           Chief Executive Officer, Director
Ernest Clarke             61           President & Chief Financial Officer,
					Director
Mark L. Peterson          44           Vice President-Engineering, Secretary,
					Director
Leonard Missler           55           Vice President-Software Development
Duane Crofts              64           Vice President-Advanced Products
Donald Rattner            68           Director
H. Krollfeifer, Jr.       61           Director

     Directors hold office until the annual meeting of the Company's stockholders and the election and qualification of their successors.
Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Background of Directors and Executive Officers:

   - Monte Ross founded the Company in 1986 and has served as its Chief Executive Officer and Chairman since inception. He also served as President until April 2001. For over 20 years prior to founding the Company, Mr. Ross was employed by McDonnell Douglas Corporation in a variety of positions. When he left McDonnell Douglas, Mr. Ross was Director of Laser Systems, responsible for the group of approximately 400 employees, which developed the first laser space communication system and first space laser radar. Mr. Ross is a Fellow of the Institute of Electrical and Electronic Engineers and the past President of the International Laser Communication Society. Mr. Ross was awarded a Master of Science degree in Electrical Engineering by Northwestern University in 1962. He is the father-in-law of Mark L. Peterson, the Company's Vice President-Engineering.

   - Ernest Clarke has been a Director of the Company since it was founded in 1986. He was elevated to President in April 2001. He had served as Company's Vice President - Controller since June of 1999. From August 1990 to June 1999 he was Vice President - Government Programs. For over 20 years prior to joining Ultradata, Mr. Clarke was employed by McDonnell Douglas Corporation in a variety of positions. When he left McDonnell Douglas, Mr. Clarke was its Laser Product Development Manager with r esponsibility to supervise over 40 engineers. Mr. Clarke was awarded a Master of Science degree in Electrical Engineering by Stanford University in 1966.

   - Mark L. Peterson has been a Director of the Company since it was founded in 1986. He has served as the Company's Vice President of Engineering since 1988. He is responsible for the design of the Company's hand-held products. During the four years prior to joining the Company, Mr. Peterson was employed by McDonnell Douglas Corporation as an electronics engineer for fiber optic products and satellite laser cross-link programs. Mr. Peterson was awarded a Master of Science degree in Electrical Engineering by Washington University in 1980. He is the son-in-law of Monte Ross.

   - Leonard Missler has served as Vice President - Software Development for the Company since 1990. His primary responsibility has been the development of software for the Company's hand-held products. For over 20 years prior to joining Ultradata, Mr. Missler was employed in software and electronics development and management by Microterm, Inc., Magpower, Magnavox, and Interface Technology. At Microterm, his most recent employer before joining the Company, Mr. Missler was the Director of Operations. Mr. Missler was awarded a Master of Science degree in Electrical Engineering by Washington University in 1970.

   - Duane Crofts joined the Company as Vice President - Advanced Products in 1994. Prior to joining the Company, Mr. Crofts served for over five years as a Program Director with McDonnell Douglas Corporation. In that role he was responsible for engineering management, production management, subcontract management, and program management. Mr. Crofts most recently was manager of a multi-million dollar electro-optic development program. Mr. Crofts was awarded a Bachelor of Science degree in Mechanical Engineering by the University of Missouri at Rolla.

   - Donald Rattner joined the Company in 1999 to serve as a member of the Board of Directors. Mr. Rattner is a member/partner in BrookWeiner, LLC, a Chicago-based accounting firm, and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. He has served on the boards of several corporations.

   - H. Krollfeifer, Jr. joined the Company in 2000 to serve as a member of the Board of Directors. Mr. Krollfeifer is retired after 35 years in the equipment leasing and financing industry. He has worked closely with The American Association of Equipment Lessors (AAEL), an industry trade group for which he served as a speaker, lecturer, and teacher for various educational programs starting in 1986. That organization evolved into The Equipment Leasing Association of America (ELA), and Mr. Krollfeifer was added to their training faculty in January 2000 where he continues to serve on a part-time basis.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     None of the directors, officers, or beneficial owners of more than 10% of Ultradata's common stock failed to file on a timely basis reports required during 2000 by Section 16(a) of the Exchange Act.


Item 10. EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by, or paid by Ultradata to Monte Ross for services rendered in all capacities to Ultradata during each of the fiscal years ended December 31, 2000, 1999, and 1998. There was no other executive officer whose total salary and bonus for the fiscal year ended December 31, 2000 exceeded $100,000.


				  Annual              Long-term
				Compensation        Compensation
Name & Position               Year      Salary     Bonus  Other (1)  Options
==============================================================================
Monte Ross,                   2000   $ 156,278   $    - $ 6,000      (2)
Chief Executive Officer       1999   $ 142,588   $    - $ 6,000      (3)
			      1998   $ 154,999   $    - $ 6,000      (4)

(1) Includes premium payments for a life insurance policy on Mr. Ross, with his estate as beneficiary.
(2) During 2000 the Board's Stock Option Committee awarded Mr. Ross options to purchase an additional 7,000 shares of Common Stock at an exercise price of $1.50.
(3) During 1999 the Board's Stock Option Committee awarded Mr. Ross options to purchase an additional 10,000 shares of Common Stock at an exercise price of $2.00.
(4) During 1998 the Board's Stock Option Committee awarded Mr. Ross options to purchase an additional 6,000 shares of Common Stock at an exercise price of $3.00.

Employment Agreements; Royalty Agreement

     Messrs. Ross, Peterson, and Clarke have individual employment agreements with Ultradata beginning September 1, 1994. Except as noted herein, the terms of the employment agreements are substantially identical. The agreements were extended in 1997 by action of the Board of Directors to October 31, 2000, and again in 2000 to October 31, 2003. The agreements provide for base salaries, which are adjusted annually by the Board of Directors. If the majority of the Board cannot agree as to a level of salary adjustment, the salary will increase by 10% for Mr. Clarke and Mr. Peterson and 5% for Mr. Ross. The employment agreements restrict each officer from competing with Ultradata for one year after the termination of his employment unless that employee establishes that his employment by a competitor will not involve the use of any information considered confidential by Ultradata.

     Leonard Missler, Vice President - Software Development, has a Royalty Agreement with Ultradata dated September 14, 1989. The Agreement terminates on September 13, 2009. Mr. Missler specifies in the Agreement that he will keep confidential all of Ultradata's information regarding its technology and products. In exchange, the Agreement provides that Ultradata will pay Mr. Missler a royalty equal to 1% of net sales of Ultradata's ROAD WHIZ products and 0.5% of net sales of other products incorporating the ROAD WHIZ database. During the two years ended December 31, 2000 and 1999, royalty expense totaling $60,645 and $39,820, respectively, was recognized.

STOCK OPTION AWARDS

     The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the year ended December 31, 2000 and those options held by him on December 31, 2000:


OPTION GRANTS IN CURRENT FISCAL YEAR

			    Percent
			    of total
			    options                        Potential realizable
		Number of   Granted                        value at assumed
		Securities  to                             annual rates of
		Underlying  Employees  Exercise            Appreciation
		Option      in fiscal  Price    Expiration for option term
Name            Granted     Year       ($/share) Date          5%       10%
===============================================================================
Monte Ross      7,000       22.0%       $  1.50  12/31/05   $  5,526  $ 12,210



AGGREGATED FISCAL YEAR OPTION VALUES


	     Number of securities
	     underlying Unexercised
	     options at                     Value of unexercised in-the-money
	     fiscal Year-end (#)(All        Options at fiscal year end
Name         Exercisable)                   (all exercisable)
==========================================================================
Monte Ross      80,500                       $       -

Stock Option Plans

     We have two stock option plans: the 1994 Incentive Stock Option Plan and the 1996 Incentive Stock Option Plan. The material terms of the Plans are identical. Our shareholders have approved the issuance of options for
500,000 shares under the Plans. So far, options for 471,348 shares have been issued under the Plans, not including options that were issued and then
terminated when the employees left Ultradata.   Of the 471,348, options have
been exercised to purchase 94,523 shares of common stock. Options to purchase 334,025 remain outstanding.

     The Plans give the Board of Directors the authority to grant stock options. All of our employees, as well as our Directors and consultants who perform services for us are eligible to receive options. Some of these options may qualify under Section 422 of the Internal Revenue Code, which gives tax advantages to options that meet the qualifications. Stock options designed to qualify under Section 422 are referred to as "incentive stock options."
All other stock options are referred to as "non-qualified stock options."
The most important provisions of the Plans are the following:

   * The Board of Directors will determine the number of shares that an employee may purchase and all other terms and conditions of each option.

   * No option will have a term of more than 10 years.

   * Every incentive stock option granted to a shareholder who owns 10% or more of the voting power in Ultradata, will expire not later than five years after the grant.

   * The employee who holds an option may not transfer it, except by will or through the laws of inheritance.

   * The Plan limits the Board's authority to grant incentive stock options to a single individual by requiring that the aggregate exercise price of all stock options, incentive and otherwise, vesting in one employee in any single calendar year may not exceed $100,000.

   * There is no limit on vesting of non-qualified stock options.

   * The exercise price for non-qualified stock options may not be less than eighty-five percent (85%) of the fair market value of the shares on the date of grant.

   * The exercise price of an incentive stock option must be at least 100% of the market price of a common share on the date the stock option is granted.

   * The exercise price of an incentive stock option granted to an employee who owns 10% or more of the voting power in Ultradata may not be less than 110% of the market price of a common share on the date the stock option is granted.

   * The Board may permit an employee to exercise an option and make payment by giving a personal note.

     During 2000 the Company issued additional incentive stock options to purchase 36,043 shares of Common Stock at an exercise price between $1.50 and $5.56. The following officers have received a cumulative total number of options shown below since the inception of the plans at the weighted-average exercise price given:

NAME                     Number of Shares            Average Exercise Price
============================================================================
Monte Ross                  80,500                        $  3.46
Mark L. Peterson            62,000                        $  3.13
Ernest Clarke               38,500                        $  3.32
Leonard Missler             26,500                        $  3.38
Duane Crofts                30,000                        $  3.28


REMUNERATION OF DIRECTORS

     Outside Directors receive $500 per meeting and are reimbursed for out-of-pocket expenses incurred on the Company's behalf.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information known to us with respect to the beneficial ownership of our common stock by the following:

   * each shareholder known by us to own beneficially more than 5% of our common stock;
   * Monte Ross;
   * each of our directors; and
   * all directors and executive officers as a group.

     There are 3,215,571 shares of our common stock outstanding. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include:

   * shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days, and
   * shares of common stock that would be issued today if the Series A Preferred Stock held by that person were exercised today.

     We do not, however, include these "issuable" shares in the outstanding shares when we compute the percent ownership of any other person.

Name and                  Amount and
Address of                Nature of               Percentage
Beneficial                Beneficial              of Outstanding
Owner (1)                 Ownership               Shares (8)
=================================================================
Monte Ross                434,500(2)               13.18%
Mark L. Peterson          162,282(3)                4.95%
Ernest Clarke             169,352(4)                5.20%
Donald Rattner             29,000                   0.90%
H. Krollfeifer, Jr.        10,000                   0.31%

All officers and
 directors as a
 group (7 persons)        870,873(5)               25.22%

BH Capital
 Investments, L.P.
  175 Bloor St. East,
  7th Floor
  Toronto, Ontario
  Canada M4W3R8           258,653(6)                7.44%

Excalibur Limited
 Partnership
 33 Prince Arthur Avenue
 Toronto, Ontario
 Canada M5R1B2            258,653(6)                7.44%

Influence Incubator, LLC
9666 Olive Street Road
St. Louis, Missouri 63132 300,000(7)                8.53%


(1) Unless otherwise indicated, the address of each of these shareholders is c/o Ultradata Systems, Incorporated, 9375 Dielman Industrial Drive, St. Louis, Missouri 63132
(2) Includes 224,000 shares owned by Monte Ross, 100,000 shares owned by Harriet Ross, and 30,000 shares owned by the Monte Ross and Harriet J. Ross Living Trust. Mr. Ross and his wife share investment control over the trust; they may revoke it or amend it at will; and they receive all income from the trust during the life of either of them. Also includes options to purchase 80,500 shares.
(3) Includes 91,964 shares owned by the Mark L. Peterson and Ryia Peterson Living Trust and 8,318 owned by Ryia Peterson. Mr. Peterson and his wife share investment control over the trust; they may revoke it or amend it at will; and they receive all income from the trust during the life of either of them. Also includes options for 62,000 shares.
(4) Includes options for 38,500 shares.
(5) Includes options for 237,500 shares.
(6) Represents for each shareholder: (a) 19,400 shares of Common Stock which could have been acquired on June 12, 2001 on conversion of Series A Convertible Preferred Stock (conversion being limited through December
    31, 2001, to 10% of the trading volume for the 22 trading days preceding conversion), plus (b) warrants to purchase 239,253 shares. After
    December 31, 2001, conversion and exercise will be subject to a limit that on conversion and exercise each shareholder may not acquire more than 9.99% of the outstanding common stock. The limit may be waived by the shareholder on 75 days notice to Ultradata, in which event the number of shares into which the Preferred Stock is convertible will depend on the market price at the time of conversion. The Company has reached an agreement in principle with the holders of the Preferred Stock that will limit the number of shares that can be issued on conversion of the Preferred Stock to 20% of the trading volume for the preceding quarter.
(7) Represents options to purchase 300,000 shares.
(8) In determining the percentage of outstanding shares, all presently exercisable options owned by the shareholder or the group are treated as having been exercised.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 1994 five of our officers and four employees purchased shares of our common stock and gave us promissory notes in payment. On June 11, 1999 three of the officers surrendered a portion of the shares they had purchased, and we forgave a portion of their notes in exchange for the shares. The Board of Directors agreed with the officers that they would value the surrendered shares at the weighted average market price for the 30 trading days preceding June 11, 1999. The table below shows data concerning the 1994 purchase and 1999 surrender of shares.

		       Shares Purchased                  Shares Surrendered
		--------------------------------   ----------------------------
		Total      Price       Average        Total     Price   Average

Monte Ross     155,734   $254,500      $1.63        100,000   $215,000   $2.145
Mark Peterson   38,725   $ 63,375      $1.64         37,423   $ 80,459   $2.145
Leonard Missler 17,676   $ 21,250      $1.20         12,548   $ 26,978   $2.145

     We have a written agreement with Leonard Missler, our Vice President -
Software Development.   The agreement provides that, until September 13,
2009, we will pay Mr. Missler a 1% royalty on all net sales of ROAD WHIZ products and 1/2% on net sales of other products incorporating the ROAD WHIZ database. Because of this agreement, we paid $60,645 in royalties to Mr. Missler in 2000 and $39,820 in 1999.

     Steven H. Akre, Esquire, who was a member of our Board of Directors until April 2001, performed legal services as general counsel for Ultradata
since it was founded.   During 2000 we paid Mr. Akre $42,907 for legal
services, and during 1999 we paid the law firm with which Mr. Akre was then associated $108,411 for legal services.


Item 13. EXHIBITS, LIST, AND REPORTS

(a)     Financial Statements
	List of Financial Statements Under Item 7 of this Report:

	Report of Independent Certified Public Accountants

	Balance Sheet as of December 31, 2000.

	Statements of Operations for each year in the two-year period ended
	 December 31, 2000.

	Statements of Stockholders' Equity for each year in the two-year period ended December 31, 2000.

	Statements of Cash Flows for each year in the two-year period ended
	 December 31, 2000.

	Notes to Financial Statements for each year in the two-year period ended December 31, 2000.

(b)     Exhibits Index

Exhibit Number
3-a.    Articles of Incorporation, and 1989 amendment (1)

3-a(1)  Amendment to Articles of Incorporation dated March 4, 1991,
	 March 22, 1994, and November 18, 1994 (1)

3-a(2)  Certification of Correction of Articles of Incorporation (1)

3-a(3)  Amendment to Articles of Incorporation dated July 26, 1996 (2)

3-b.    By-laws (1)

4-a.    Specimen of Common Stock Certificate (1)

10-a.   Lease dated May 23, 1990, as amended on November 31, 1993, for
	 premises at 9375 Dielman Industrial Drive, St. Louis, Missouri (1)

10-a(1) Lease Addendum dated October 17, 1995, for premises at 9375 Dielman
	 Industrial Drive, St. Louis, Missouri (1)

10-b.   1994 Stock Option Plan (1)

10-c    Amended and Restated 1996 Stock Option Plan - filed as an Exhibit to
	 the Company's Registration Statement on Form S-8 (333-32098) and incorporated herein by reference.

10-d.   Employment Agreement with Monte Ross (1)

10-d(1) Extended Employment Agreement between the Company and Monte Ross (2)

10-e.   Employment Agreement with Mark L. Peterson (1)

10-e(1) Extended Employment Agreement between the Company and Mark L.
	 Peterson (2)

10-f.   Employment Agreement with Ernest Clarke (1)

10-f(1) Extended Employment Agreement between the Company and Ernest
	 Clarke (2)

10-g.   Royalty Agreement dated September 14, 1989, between the Company and
	 Leonard Missler.(1)

10-g(1) Modification Agreement dated November 4, 1995, to Royalty Agreement dated September 14, 1989, between the Company and Leonard
	 Missler. (1)

10-h    Convertible Preferred Stock and Warrants Purchase Agreement dated
	 May 10, 2000 - filed as an exhibit to the Company's Current Report on Form 8-K dated May 16, 2000 and incorporated herein by reference.

10-h(1) Certificate of Amendment of the Certificate of Designations,
	 Preferences and Rights of Series A Convertible Preferred Stock (4)

10-i    Option Agreement between the Company and Influence Incubator, L.L.C.
	 dated May 30, 2000 - filed as an exhibit to the Company's Current Report on Form 8-K dated May 30, 2000 and incorporated herein by reference.

10-j    Share Issue and Option Agreement dated March 23, 1998 among the
	 Company, Talon Research & Development Co., Limited, and certain shareholders of Talon. (3)

10-k    Variation of Option Deed dated August 27, 1998 between Talon
	 Research & Development Co., Limited, certain shareholders of Talon, and the Company. (3)

10-l    Deed made in 1999 relating to Variation of Option Deed between Talon
	 Research & Development Co., Limited, certain shareholders of Talon, and the Company. (3)

16      Current Report on Form 8-K/A dated April 6, 2001

21      Subsidiaries - None.

(1) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (33-85218 C) and incorporated herein by reference.
(2) Previously filed as an Exhibit to Form 10-KSB for the year ended December 31, 1997, and incorporated herein by reference.
(3) Previously filed as an Exhibit to Form 10-QSB for the quarter ended March 31, 2000, and incorporated herein by reference.
(4) Filed herewith.

(c)     Reports on Form 8-K

    None during the fourth quarter 2000.






			 INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of:
Ultradata Systems Incorporated

We have audited the accompanying balance sheet of Ultradata Systems Incorporated as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Ultradata Systems Incorporated as of December 31, 1999 were audited by other auditors whose report dated
March 2, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultradata Systems Incorporated as of December 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(X) to the financial statement, the Company has had recurring losses and a loss from current operations of $1,712,503 and a negative cash flow from operations of $188,281. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.


Boca Raton, Florida
June 5, 2001 (Except for Note 21(b)
 as to which the date is July 3, 2001)






Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Ultradata Systems, Incorporated


We have audited the accompanying statements of operations, stockholders' equity and cash flows of Ultradata Systems, Incorporated, for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Ultradata Systems, Incorporated for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.




March 2, 2000
St. Louis, Missouri
(signed) BDO Seidman, LLP





		      ULTRADATA SYSTEMS, INCORPORATED
			       BALANCE SHEET
			     DECEMBER 31, 2000

ASSETS

CURRENT ASSETS
Cash and cash equivalents                       $ 1,842,983
Restricted cash                                     767,724
Trade accounts receivable, net of allowance
 for doubtful accounts of $117,556 and
 return reserve of $94,357                          673,475
Inventories                                       1,780,255
Prepaid expenses and other current assets           229,637
						  ---------
   Total Current Assets                           5,294,074
						  ---------
PROPERTY AND EQUIPMENT - NET                        617,794
						  ---------
OTHER ASSETS
Deferred compensation trust investments,
 available for sale                                  84,605
Investment in Talon Research and
 Development, Ltd.                                  825,757
Investment in Influence Data, LLC                         -
Advances to affiliates                              150,000
Advertising credits                                  62,421
Other assets                                          8,594
						  ---------
   Total Other Assets                             1,131,377
						  ---------
   TOTAL ASSETS                                 $ 7,043,245
						  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                $   164,319
Accrued expenses and other liabilities              218,996
						  ---------
   Total Current Liabilities                        383,315
						  ---------
LONG TERM LIABILITIES
Deferred rent                                         6,220
Deferred compensation liability                      87,329
						  ---------
   Total Long Term Liabilities                       93,549
						  ---------
TOTAL LIABILITIES                                   476,864
						  ---------
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value,
 4,996,680 shares authorized, none
 issued and outstanding                                   -
Series A convertible preferred stock,
 3,320 shares authorized, 1,616 shares
 outstanding with a stated value of $1,000        1,616,000
Common stock, $0.01 par value,
 10,000,000 shares authorized, 3,519,586
 issued and outstanding                              35,196
Additional paid-in capital                        9,861,970
Accumulated deficit                              (3,737,190)
Treasury stock (326,171 shares at cost)            (942,311)
Notes receivable issued for purchase of
 common stock                                      (205,819)
Accumulated other comprehensive (loss) income, net  (61,465)
						  ---------
TOTAL STOCKHOLDERS' EQUITY                        6,566,381
						  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $7,043,245
						  =========

See accompanying notes to financial statements.



			ULTRADATA SYSTEMS INCORPORATED
			   STATEMENTS OF OPERATIONS
		       AS OF DECEMBER 31, 2000 AND 1999

					      2000            1999
					 -------------------------------
NET SALES                               $  6,301,236       $  5,425,762

COST OF SALES                              4,516,970          3,151,046
					  ----------         ----------
GROSS PROFIT                               1,784,266          2,274,716
					  ----------         ----------
OPERATING EXPENSES
 Selling expense                             612,428          1,671,659
 General and administrative expenses       2,280,439          2,063,016
 Research and development expense            371,554            358,357
					  ----------         ----------
   Total Operating Expenses                3,264,421          4,093,032
					  ----------         ----------
OPERATING LOSS                            (1,480,155)        (1,818,316)
					  ----------         ----------
OTHER INCOME (EXPENSE)
 Interest and dividend income                179,941             93,848
 Equity in losses of unconsolidated
  affiliates                                (240,337)           (81,118)
 Impairment of investment                   (225,039)                 -
 Royalty income                                    -            127,473
 Loss on disposal of fixed assets             (8,695)            (6,969)
 Realized gain on sale of securities          10,601             22,602
 Other, net                                   51,181             35,466
					  ----------         ----------
   Total Other Income (Expense)             (232,348)           191,302
					  ----------         ----------
LOSS BEFORE INCOME TAX EXPENSE            (1,712,503)        (1,627,014)
 Income tax expense                                -            370,236
					  ----------         ----------
NET LOSS                                 $(1,712,503)       $(1,997,250)
					  ==========         ==========
LOSS PER SHARE
 Net loss                                $(1,712,503)       $(1,997,250)
 Preferred stock dividends                (1,456,625)                 -
					  ----------         ----------
NET LOSS AVAILABLE TO COMMON
 SHAREHOLDERS                            $(3,169,128)       $(1,997,250)
					  ==========         ==========
Loss per share - basic and diluted       $     (1.00)       $     (0.64)
					  ==========         ==========
Weighted average shares outstanding
 - basic and diluted                       3,168,186          3,122,138
					  ==========         ==========

See accompanying notes to financial statements.



			  ULTRADATA SYSTEMS, INCORPORATED
			 STATEMENTS OF STOCKHOLDERS EQUITY
		  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

							      Notes
							      Receivable
						   Additional For                          Other
		   Common Stock    Preferred Stock Paid-in    Common    Treasury Stock     Comprehensive Accumulated
		 Shares    Amount  Shares   Amount Capital    Stock     Shares   Amount    Income        Deficit      Total
---------------------------------------------------------------------------------------------------------------------------------

Balance,
 January 1, 1999 3,410,000 $34,100     -  $       - $9,799,936 $(505,549) 255,200 $(900,281) $ 86,476  $   (27,437) $ 8,487,245
Purchase of 1,000
 shares of
 treasury stock
 at cost                 -       -     -          -          -         -    1,000    (2,125)        -            -       (2,125)
Issuance of 80,000
 shares of
 treasury stock
 for investment
 in Influence
 Data, LLC               -       -     -          -     45,418         -  (80,000)  281,782         -            -      327,200
Redemption of
 149,971 shares
 of common stock
 to reduce notes
 receivable              -       -     -          -          -   321,687  149,971  (321,687)        -            -            -
Accrued interest on
 notes receivable
 issued for purchase
 of common stock         -       -     -          -          -   (13,255)       -         -         -            -      (13,255)
Issuance of stock
 options to non-
 employee for
 services performed      -       -     -          -      6,540         -        -         -         -            -        6,540
Other comprehensive
 loss on available
 for sale trust
 securities              -       -     -          -          -         -        -         -   (48,647)           -      (48,647)
Net loss, 1999           -       -     -          -          -         -        -         -         -   (1,997,250)  (1,997,250)
														      ---------
Total Comprehensive
 Loss                   -       -     -          -          -         -        -         -         -             -   (2,045,897)
														      ---------
----------------------------------------------------------------------------------------------------------------------------------
Balance, December
 31, 1999        3,410,000  34,100     -          -  9,851,894  (197,117) 326,171  (942,311)   37,829   (2,024,687)   6,759,708
Exercise of
 94,523 employee
 stock options      94,523     945     -          -    313,680         -        -         -         -            -      314,625
Issuance of
 common stock
 for services        5,500      55     -          -     11,633         -        -         -         -            -       11,688
Issuance of stock
 options for
 Investment in
 Influence Data,
 LLC                     -       -     -          -     55,981         -        -         -         -            -       55,981
Accrued interest on
 notes receivable
 issued for purchase
 of common stock         -       -     -          -          -    (8,702)       -         -         -            -       (8,702)
Issuance of
 preferred stock
 net of direct
 offering costs          -       - 1,600  1,600,000   (359,625)        -        -         -         -            -    1,240,375
Issuance of stock
 options to non-
 employee for
 services performed      -       -     -          -      4,503         -        -         -         -            -        4,503
Issuance of common
 stock in connection
 with preferred
 stock offering      9,563      96     -          -        (96)        -        -         -         -            -            -
Issuance of
 preferred stock
 in connection
 with preferred
 stock offering          -       -    16     16,000    (16,000)        -        -         -         -            -            -
Other comprehensive
 loss                    -       -     -          -          -         -        -         -   (99,294)           -      (99,294)
Net loss, 2000           -       -     -          -          -         -        -         -         -   (1,712,503)  (1,712,503)
Total Comprehensive                                                                                                   ---------
 Income                  -       -     -          -          -         -        -         -         -            -   (1,811,797)
														      ---------
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER
 31, 2000        3,519,586 $35,196 1,616 $1,616,000 $9,861,970 $(205,819) 326,171 $(942,311) $(61,465) $(3,737,190) $ 6,566,381
===============================================================================================================================


See accompanying notes to financial statements.


			  ULTRADATA SYSTEMS, INCORPORATED
			     STATEMENTS OF CASH FLOWS
		  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


					     2000            1999
					  -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                  $ (1,712,503)  $  (1,997,250)
Adjustments to reconcile net loss to
 net cash provided by (used in) operating
 activities:
 Deferred income tax provision                       -         476,149
 Depreciation and amortization                 226,083         259,870
 Inventory reserve for obsolescence             26,414          67,137
 Equity in losses of unconsolidated
  affiliates                                   240,337          81,118
 Realized (gain) loss on investments           (10,601)        (22,602)
 Non-cash compensation expense                  16,191           6,540
 Bad debt expense on advances to affiliates    122,683          31,000
 Loss on disposal of property and equipment      8,695           6,969
 Provision for doubtful accounts               121,001               -
 Loss on investment impairment                 225,039               -
 Increase (decrease) in assets and liabilities:
   Trade accounts receivable, net              687,791       1,621,698
   Costs and estimated earnings on long-term
    contracts                                        -          95,534
   Inventories                                (151,246)      1,148,759
   Prepaid expenses and other current assets    84,053         696,834
   Accounts payable                              8,106        (784,008)
   Accrued expenses and other liabilities      (43,467)     (1,358,867)
   Tax benefit receivable                            -         231,227
   Deferred rent                                (7,464)         (7,464)
   Deferred compensation trust liability       (29,393)        (33,980)
					      --------       ---------
     Net Cash (Used In) Provided By
      Operating Activities                    (188,281)        518,664
					      --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in affiliated company             (200,000)        (66,813)
 Deferred compensation trust investments       (19,045)         30,158
 Capital expenditures                         (168,638)       (115,468)
 Restricted cash                              (356,836)       (398,373)
					      --------       ---------
     Net Cash Used In Investing Activities    (744,519)       (550,496)
					      --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchase of common stock at cost                  -          (2,125)
 Proceeds from issuance of redeemable
  preferred stock and common stock warrants  1,240,375               -
 Exercise of employee stock options            315,274               -
					      ---------       ---------
     Net Cash Provided By Financing
      Activities                             1,555,649          (2,125)
					     ---------       ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                              622,849         (33,957)

CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR  1,220,134       1,254,091
					     ---------       ---------
CASH AND CASH EQUIVALENTS-END OF YEAR      $ 1,842,983     $ 1,220,134
					     =========       =========


See accompanying notes to financial statements.


			ULTRADATA SYSTEMS, INCORPORATED
			 NOTES TO FINANCIAL STATEMENTS
		       AS OF DECEMBER 31, 2000 AND 1999

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The financial statements include the equity in earnings of unconsolidated affiliates Talon Research & Development Co., Ltd. (Talon) of Auckland New Zealand, and Influence Data, LLC. The investments in Talon and Influence Data, LLC are accounted for using the equity method. The Company has a 22.6% interest in Talon and a 33.3% interest in Influence Data, LLC (See Note 16).

(B) Use of Estimates

The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and adjustments by management, with consideration given to materiality. Actual results could vary from those estimates.

(C) Cash and Cash Equivalents

For financial statement presentation purposes, cash and cash equivalents include deposits with initial maturities of less than three months, including money market accounts with investments in marketable securities.

(D) Restricted Cash

Restricted cash includes a deposit maintained in conjunction with the Company's agreement to guarantee Talon credit with the Bank of New Zealand ($765,000) and money-market funds related to the deferred compensation trust. The cash amounts are restricted from use in operational activities of the Company. The Talon guarantee expires on August 31, 2001 and the restriction will be released.

(E) Revenue Recognition

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

(H) Long-Lived Assets

In accordance with SFAS 121, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company reviews long-lived assets to determine that carrying values are not impaired. The Company recognized an impairment loss of $225,039 on its investment in Influence Data, LLC during 2000 (See Note 16).

(I) Operating Lease

Lease expense on the corporate facilities is recognized on a straight-line basis over the primary term of the lease. The lease provides for accelerating rent over the lease term. Accordingly, deferred rent has been recorded in the Company's balance sheet (See Note 7).

(J) Advertising

The Company expenses the production costs of advertising the first time advertising takes place, except for direct response advertising, which is capitalized and amortized over its expected period of future benefits. The Company accounts for barter transactions under APB 29 "Accounting for Nonmonetary Transactions". During 1999, the Company exchanged slow moving inventory having a fair value of $249,685 after a write-down for obsolescence, for advertising credits. The credits have no expiration date and can only be used by the Company or an affiliate. The Company did not use any of these advertising credits and as such has not recorded any advertising expenses related to these credits during the year ended December 31, 2000. At December 31, 2000, the Company has included in prepaid expenses and other non current assets the unused advertising credits of $249,685.

Advertising expense totaled $202,705 and $1,446,225 for fiscal years ended December 31, 2000 and 1999.

(K) Goodwill

The excess of the purchase price of net assets acquired in equity investments over their fair value is being amortized on a straight-line basis not to exceed 10 years.

(L) Fair Value of Financial Instruments

FAS 107 "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of the instruments.

(M) Research and Development Costs

Research and development costs consist primarily of expenditures incurred bringing a new product to market or significantly enhancing existing products. The Company expenses all research and development costs as they are incurred unless they are associated with the development of tools or processes for production used in-house rather than for product delivered to a customer.

(N) Deferred Compensation Trust Investments

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

(O) Royalty Expense

Royalty expense is recognized on a pro rata basis as units are sold.

(P) Income Taxes

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

(Q) Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The assumed exercise of stock options and warrants is included in the calculation of diluted earnings per share, if dilutive.

(R) Stock-based Compensation

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

(S) Reclassifications

Certain 1999 balances have been reclassified to conform to the 2000 presentation. During 2000, the Company changed the way they account for certain sales incentives, in accordance with EITF Issue No. 00-25
Accordingly, the Company has restated the 1999 financial statements to reflect this change. The Company reduced sales and selling expense by $140,865.

(T) Impact of Recent Accounting Pronouncements

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS No. 133). FAS No. 133 requires as derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives should be recognized in either net income or other comprehensive income, depending on the designated purpose of the derivative. This statement, as amended by FAS No. 137 and 138, is effective on January 1, 2001, and will not have a material effect on the Company's financial position or results of operations.

(U) Significant Customers

For the year ended December 31, 2000, the company relied on four customers for approximately 39%, 34%, 10%, and 7% of consumer product sales. Accounts receivable from those customers totaled $0, $0, $257,860, and $138,258, respectively, at December 31, 2000.

For the year ended December 31, 1999, the customer relied on four customers for approximately 20.3%, 12.4%, 10.7% and 10.6% of consumer product sales, respectively.

(V) Concentrations of Credit Risk from Deposits in Excess of Insured Limits

The Company maintains its cash balances at one financial institution in Missouri. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2000 the Company's uninsured cash balances were approximately $2,719,200.

(W) Business Segments

The Company applies Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company operates in one segment and therefore segment information is not presented.

(X) Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $1,712,503 for the year ended December 31, 2000 and a negative cash flow from operations of $188,281. These factors raise substantial doubt about the company's ability to continue as a going concern.

The Company has continued its product design and development efforts to introduce new products during 2001. The Company also continues to expand into mass market retailers. In addition, the Company is pursuing asset based financing to finance its expansion plans. Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 2  NATURE OF OPERATIONS

The principal business activity of Ultradata Systems, Incorporated (the Company), located in St. Louis, Missouri, is the design, manufacture, and sale of hand-held electronic information products. The Company sells the products in the United States through direct marketing and through independent sales representatives, mail order catalogs and mass market retailers.

NOTE 3  INVENTORIES

Inventories (net) at December 31, 2000 consist of the following:

     Raw materials       $  746,572
     Work in process         57,393
     Finished goods         976,290
			  ---------
			 $1,780,255
			  =========

At December 31, 2000, the Company has reserved $560,761 for obsolete inventory.

NOTE 4  PREPAID EXPENSES

Prepaid expenses at December 31, 2000 consist of the following:

     Prepaid advertising     $  201,225
     Other prepaid expenses      28,412
				-------
			     $  229,637
				=======

NOTE 5  PROPERTY AND EQUIPMENT

	Property, plant and equipment, as of December 31, 2000 consisted of:

     Research and development
      equipment                    $   160,890
     Production equipment               45,051
     Tooling and test equipment        779,616
     Office furniture and equipment    400,341
     Sales displays                     52,101
     Leasehold improvements            141,671
     Construction in progress-software 274,604
				     ---------
				     1,854,274
     Less accumulated depreciation
      and amortization               1,236,480
				     ---------
				   $   617,794
				     =========

Depreciation and amortization expense for the years ended December 31, 2000 and 1999 totaled $226,083 and $259,870, respectively. Estimated costs to complete construction in progress for TRAVEL*STAR 24( software development tools at December 31, 2000 was $30,000. The Company plans to begin amortization of these costs in June 2001 as production activities and shipments to customers begin in earnest. The Company also plans to capitalize similar software tools for future versions of the TRAVEL*STAR product starting in 2001 and spend approximately $75,000 for this effort during the year.

NOTE 6  COMPREHENSIVE INCOME (LOSS)

The Company follows SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components.

The components of other comprehensive income (loss), net, are as follows:

						2000          1999
					    ---------------------------
   Unrealized loss on deferred compensation
    investments:
    Unrealized losses arising during the
     period, net                               $ (50,874)     $ (62,661)
    Reclassification adjustment for gains
     realized in net loss                              -         14,014
    Foreign currency translation loss            (48,420)             -
						 -------        -------
   Other comprehensive loss                    $ (99,294)     $ (48,647)
						 =======        =======

NOTE 7  LEASES

The Company amended and expanded its corporate facilities lease as of November 1, 1995. The lease is an operating lease, which expires October
31, 2001. The Company pays monthly rent plus 31% of all building expenses. Rental expense totaled approximately $109,678 and $114,247 for the years ended December 31, 2000 and 1999, respectively.

Future minimum lease payments and the related totals to be expensed for financial reporting under the operating lease consist of the following:

				    Cash Payments    Expense To Be Recognized
				    -----------------------------------------
Year Ending December 31, 2001        $ 89,153            $ 82,933
				       ======              ======

NOTE 8  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at December 31, 2000 consist of the following:

   Accrued sales commissions and royalties        $  14,758
   Accrued payroll                                   42,294
   Accrued vacation                                  82,990
   Accrued advertising                                1,563
   Other                                             77,391
						    -------
						  $ 218,996
						    =======
NOTE 9  DEFERRED COMPENSATION

Deferred compensation represents the market value of investments made by the Company in conjunction with a deferred compensation arrangement with the Company's CEO for services provided prior to 1991. Five annual payments of $12,800 were paid through December 31, 1995 to a Rabbi trust for the benefit of the Company's CEO. A distribution to the beneficiary of $36,850 was made during 1999. The amortized cost and unrealized gain on the investments were $74,465 and $10,140, respectively, at December 31, 2000.

NOTE 10 LINE OF CREDIT

In April 1999, the Company negotiated a lending agreement with Southwest Bank of St. Louis that provided a credit facility of $1 million, secured by the Company's accounts receivable and inventories, which expires on July 1, 2001. The Bank reserved against this line of credit a Standby Letter of Credit related to the guarantee of Talon's line of credit discussed below (See Note
16). There were no borrowings at December 31, 2000. As of May 1, 2001, the Company was in default of certain covenants and agreed not to take any draws on the line of credit.

The Company has renewed and increased its agreement to be guarantor on a line of credit in the original amount of $400,000 issued to Talon GPS, LLC, by a commercial bank in Hong Kong. The new amount that will be guaranteed is $765,000, in accordance with an agreement whereby the Company is a guarantor of Talon's line of credit in proportion to the Company's ownership share in Talon. In connection with the Company's guarantee agreement with Talon, the Company is contingently liable for an irrevocable letter of credit in favor of a Hong Kong bank for an aggregate amount not to exceed $765,000. This letter of credit is due to expire on August 31, 2001 (See Note 1 (D)). The agreement also states that should the Company elect not to renew the Standby Letter of Credit, Talon will have the right to repurchase its shares or any portion thereof from the Company at the fair market value determined by an appropriate expert.

NOTE 11 NOTES RECEIVABLE ISSUED FOR PURCHASE OF COMMON STOCK

Notes receivable issued for purchase of common stock represent unsecured advances made by the Company to various employees for stock options exercised. The notes bear interest at 6% per annum and are due, together with accrued interest, on demand on either the termination of employment or the sale of underlying stock, whichever comes first. During 2000, the notes earned $9,352 in interest.

NOTE 12 EARNINGS (LOSS) PER SHARE

A reconciliation of the numerator and denominator of the loss per share calculations is provided for all periods presented. The numerator for basic and diluted loss per share is net loss for all periods presented. The denominator for basic and diluted loss per share for 2000 and 1999, as follows:


				   For The Twelve Months Ended December 31,
					  2000 (a)            1999 (b)
				   ----------------------------------------
Numerator:
 Net earnings (loss)               $ (1,712,503)         $ (1,997,250)
 Preferred Stock Dividend (c)        (1,456,625)                    -
				     ----------            ----------
 Numerator for basic and diluted
  loss per share - weighted average
  shares (d)                       $ (3,169,128)         $  (1,997,250)
				     ==========             ==========
Denominator:
 Denominator for basic and diluted
 loss per share - weighted average
 shares (d)                           3,168,186              3,122,138
				      =========              =========

Basic and diluted loss per share          (1.00)                 (0.64)

(a) Options to purchase 759,450 shares of common stock at prices between $1.50 and $7.39 per share were outstanding at December 31, 2000, but were not included in the computation of diluted loss per share because they are anti-dilutive.
(b) Options to purchase 412,430 shares of common stock at prices between $1.44 and $7.39 per share were outstanding at December 31, 1999, but were not included in the computation of diluted loss per share because they were anti-dilutive.

(c) See Note 20.

(d) Conversion of the preferred stock was not included in the weighted-average shares and computation of diluted loss per share because the effect of the preferred stock dividend was anti-dilutive.

NOTE 13 INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2000 and 1999 consist of:

					 2000
			 Current         Deferred          Total
------------------------------------------------------------------
Federal                  $     -         $      -         $     -
State                          -                -               -
------------------------------------------------------------------
			 $     -         $      -         $     -
==================================================================

					 1999
			  Current        Deferred         Total
-------------------------------------------------------------------
Federal                  $(105,913)      $ 426,028        $ 320,115
State                            -          50,121           50,121
-------------------------------------------------------------------
			 $(105,913)      $ 476,149        $ 370,236
===================================================================

Income tax expense for the years ended December 31, 2000 and 1999 differed from amounts computed by applying the statutory U. S. federal corporate income tax rate of 34% to income before income tax benefit as a result of the following:

					       2000                  1999
----------------------------------------------------------------------------
Expected income tax (benefit) expense       $  (581,908)        $ (553,185)
Increase (decrease) in income taxes
 resulting from:
 Valuation allowance increase                   311,772            962,937
 State income taxes, net of federal
  expense (benefit)                             (16,884)            33,080
 Nondeductible expenses for federal
  income tax purposes                             1,204              2,458
 Foreign operations                             106,813              3,642
 Other, net                                     179,003            (78,696)
					     ----------           --------
 Income tax expense (benefit)               $         -         $  370,236
					     ==========           ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 include the following:

						2000
------------------------------------------------------------
Deferred tax assets:
 Net operating loss carryforward            $ 1,895,332
 Note receivable reserved for financial
  reporting purposes                            202,283
 Notes and accounts receivable reserves          72,050
 Inventory reserves, principally due to
  accruals for financial reporting purposes
  and basis differences                         190,658
 Other                                           24,925
					      ---------
 Total deferred tax assets                  $ 2,385,248
					      ---------
Deferred tax liabilities
 Prepaid advertising                             (4,747)
 Property, plant and equipment, principally
  due to differences in depreciation basis      (34,133)
 Unrealized gain on deferred compensation
  trust investments                              (3,448)
					      ---------
 Total deferred tax liabilities                 (42,328)
					      ---------
 Gross deferred tax asset                     2,342,920
 Valuation allowance                         (2,342,920)
					      ---------
 Net deferred tax asset                     $         -
					      =========

During 1999, the Company received tax refunds for carryback of net operating losses of $337,140. A valuation allowance has been provided for those net operating loss carryforwards and temporary differences in view of the Company's continuing losses in 2000. The net operating loss carryforward of approximately $5,500,000 will expire through 2021.

NOTE 14 EMPLOYEE BENEFIT PLANS

(a) Employee Saving and Retirement Plan (Section 401-k plan)

    Effective January 1, 1998, the Board of Director's approved a savings and retirement plan covering all full-time employees. Subject to approval by the Board of Directors, the Company fully matches employee contributions up to 3% of total compensation paid to participating employees and one-third of one percent is matched for each percentage of participating employee contributions between 4% and 6% of total compensation. Expense attributable to Company contributions totaled $40,586 and $43,015 during the years ended December 31, 2000 and 1999, respectively.

(b) Incentive Stock Option Plans

    At December 31, 2000, the Company has two fixed stock option plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two fixed stock option plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

						 2000               1999
					    ---------------------------------
    Net loss available to common shareholders
     As Reported                               $ (3,169,128)   $ (1,997,250)
     Pro Forma                                 $ (3,192,372)   $ (2,163,741)

    Basic and diluted loss per share
     As Reported                               $      (1.00)   $      (0.64)
     Pro Forma                                 $      (1.01)   $      (0.69)

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

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000 and 1999, respectively: dividend yield of zero for all years; expected volatility of 77.25% and 68%; risk-free interest rates of 5.79% and 6.30%; expected lives of five years for both plans.

    A summary of the status of Company's two fixed stock option plans as of December 31, 2000 and 1999, and the changes during the years then ended is presented below:

				     2000                    1999
			   ------------------------      --------------------
					 Weighted                  Weighted
					 Average                   Average
					 Exercise                  Exercise
Fixed Options              Shares        Price            Shares   Price
-----------------------------------------------------------------------------
Outstanding at beginning
 of year                   412,430       $ 3.70           326,192  $ 4.25
Granted (including
 repriced options)          36,403       $ 3.73           103,538  $ 1.98
Forfeit                    (23,860)      $ 3.39           (17,300) $ 3.73
Exercised                  (94,523)      $ 3.33                 -  $    -
-----------------------------------------------------------------------------
Outstanding at end of year 330,450       $ 3.69           412,430  $ 3.70
=============================================================================

Option exercisable at year
 end                       330,450                        412,430

Weighted average fair
 value of options granted
 to employees during the
 year                        $1.00                          $0.65


      Options Outstanding                           Options Exercisable
---------------------------------------  -------------------------------------
			      Weighted
	       Number         Average      Weighted    Number         Weighted
Range of       Outstanding at Remaining    Average     Exercisable at Average
Exercise       December 31,   Contractual  Exercise    December 31,   Exercise
Price          2000           Life         Price       2000           Price
------------------------------------------------------------------------------
$1.00 - 1.99     34,385         4.9        $ 1.51        34,385       $ 1.51
 2.00 - 2.99     56,965         3.9          2.00        56,965         2.00
 3.00 - 3.99     32,550         2.9          3.00        32,550         3.00
 4.00 - 4.99    194,892         3.5          4.00       194,892         4.00
 5.00 - 5.99      1,658         4.5          5.01         1,658         5.01
 7.00 - 7.39     10,000         0.7          7.39        10,000         7.39
		-------                                 -------
		330,450                                 330,450
		=======                                 =======

NOTE 15 COMMITMENTS AND CONTINGENCIES

On September 14, 1989, the Company entered into a royalty agreement relating to its ROAD WHIZ product. After 20,000 ROAD WHIZ units are sold, the agreement provides for a 1% royalty payment on net sales of the ROAD WHIZ product and 0.5% on the Company's other products, which incorporate the ROAD WHIZ database. Royalty payments are made quarterly until September 13, 2009. During the years ended December 31, 2000 and 1999, royalty expense totaled $60,645 and $39,820, respectively.

On December 29, 1998, the Company entered into a three-year royalty agreement with a consultant with regard to the AAA TripWizard for 1% of sales to customers other than their own, for which they earn their normal independent sales representative commissions. During the years ended December 31, 2000 and 1999, expense totaled $10,958 and $950, respectively.

On September 15, 1998, the Company entered into a three-year royalty agreement with AAA related to the AAA TripWizard. The terms are automatically renewable for one year and amount to 10% of the wholesale price on sales other than through AAA stores and $1.00 per unit on AAA sales. This agreement recognizes the benefit of the AAA logo and data and their promotion of the product through their travel stores. During the year ending December 31, 2000 royalty expenses totaled $55,320 compared to $33,250 for 1999.

NOTE 16 INVESTMENT IN AFFILIATES

In May 1999, the Company formed a joint venture with Influence Content, LLC, a website developer, to form Influence Data, LLC. The Company issued 80,000 shares of common stock (at quoted market price) from the treasury and options (valued at market upon the Black-Scholes method) to purchase 160,000 shares of common stock for a one-third interest in Influence Data, LLC. The original value of the investment, based on the consideration given to form the joint venture was $327,200.

On May 30, 2000 the Company entered into a new agreement with Influence Content, LLC, to cancel the option agreement dated May 4, 1999, which issued options for 160,000 common shares, and issue new options for 300,000 common shares of the Company. In addition, the Company was required to pay $200,000 as additional capital contributions in connection with this agreement. The additional capital contribution contained the following provisions: the capital contribution shall not increase the Company capital account in Influence Data, LLC, nor be included for purposes of maintenance of the capital account. Furthermore, such capital contribution shall not serve to relieve or reduce the capital contribution obligations, if any, of the Company under the terms of the Influence Data, LLC, Operating Agreement. The Company has recorded an additional amount of $255,982 in goodwill in addition to the original $327,000 investment value recorded by the Company during the year ended December 31, 1999. The $255,982 is comprised of the $200,000 in cash paid by the Company and $55,982 additional cost value of the options issued as a result of the May 30, 2000 agreement. The fair value of the common stock options are estimated on the date of the grant using the Black Scholes option model with the following weighted average assumptions: dividend yield of zero, expected volatility of 40.0%, risk-free interest rate of 5.74%, and an expected life of five years.

The Company's 33% interest in Influence Data, LLC is accounted for using the equity method of accounting and is stated at amortized cost plus equity in undistributed earnings since acquisition. The equity in earnings of Influence Data, LLC is adjusted for the annual amortization of the difference between the acquisition cost and the Company's proportionate share of Influence Data, LLC's members' equity net assets. Amortization is computed on a straight-line basis over ten years. The unamortized difference between the investment cost and the Company's proportionate share of Influence Data, LLC is $156,053 at December 31, 1999. The Company's share of the losses for 1999 totaled $60,386. As discussed above, the losses were increased by $11,147 to bring the equity in loss of affiliate to $71,533 for 1999. During 2000, the Company's proportionate share of losses through September 30, 2000 was $227,226. During the fourth quarter of 2000, the Company was notified that Influence Data, LLC was having funding problems and ceasing operations. The Company also recognized an impairment loss on its investment of $225,039.

On March 23, 1998, the Company acquired an 18.9% interest in Talon for $282,500. In August 1998, the Company acquired an option to purchase additional shares in Talon for $312,147. During 1999, the option to purchase additional shares was amended, and the above amount was utilized to purchase an additional 6% interest in Talon. Legal and consulting costs associated with the acquisition and option to purchase additional shares are capitalized as part of the cost of the investment, and totaled $124,108 during December 31, 1999.

The Company's 22.6% interest in Talon is accounted for using the equity method of accounting and is stated at amortized cost plus equity in undistributed earnings since acquisition. The Company's interest decreased from 24.9% based on a 10% increase in Talon's outstanding shares due to incorporation of an employee stock option plan for Talon employees in 2000. The equity in earnings of Talon is adjusted for the annual amortization of the difference between acquisition cost and the Company's proportionate share of Talons' net assets. Amortization is computed on a straight-line basis over nine years. The unamortized difference between the investment cost and the Company's proportionate share of talon is $487,458 and $568,655 at December 31, 2000 and 1999, respectively. The Company's share of the earnings for 2000 and 1999 were $173,383 and $61,496 after accounting for the differences between New Zealand GAAP and US GAAP. As discussed above, the earnings were further reduced by amortization of $90,488 and $71,081 and a write-down of goodwill of $32,794 associated with the change in ownership during 2000, bringing the equity in (loss) gain of affiliate to $46,273 and $(9,585) for the years 2000 and 1999, respectively. The Company's equity in earnings of affiliate from inception was $165,008 as of December 31, 2000 (See Note 10).

In addition to the above transactions, the Company has purchased certain electronic components, including parts for TRAVEL*STAR 24, which have been sold to Talon at cost. These sales totaled $0 and $3,530 for the years ended December 31, 2000 and 1999, respectively. A net balance of $70,144 was receivable from Talon by the Company at December 31, 2000 and is included in trade accounts receivable.

NOTE 17 ADVANCES TO AFFILIATES

On July 1, 1998, the Company entered into a joint development and marketing agreement with a privately held company based in McLean, Virginia. The
Company transferred certain software and documentation of its' service software in exchange for a promissory note bearing interest at prime rate of $400,000. In addition, the Company leased computer equipment to the affiliate at favorable rates. The Company advanced $50,000 in a promissory note, due June 30, 2000 with interest at 6.36% to expand equipment capabilities to support the proposed network. The agreement also includes a provision for the Company to advance to the affiliate up to $400,000 in additional funds to complete network development, of which $200,000 was advanced as of December 31, 2000. These advances were incorporated in a promissory note due January 1, 2002, which provides for the Company to be entitled to one-half, (50%), of the operating revenue of SmartTime Networks (excluding only non-reoccurring engineering services provided by the affiliate). The agreement also provides for the optional conversion of the loan into a 10% equity interest in the privately held company, at the Company's sole discretion. The Company has reserved $594,950 at December 31, 2000. The remaining receivable balance is $150,000 at December 31, 2000.

NOTE 18 SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

In the fourth quarter of 2000, the Company recorded adjustments that increased net loss by approximately $466,500. These adjustments included $225,000 related to the write-off of Influence Data, LLC, $138,500 for an increase in the inventory reserve for obsolescence and write-off of a bad debt from a customer, and $103,000 of other various expenses related to overseas manufacture and import. These adjustments compare to $450,000 of adjustments in the fourth quarter of 1999.

NOTE 19 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental non-cash investing and financing activities were as follows:

Year ended December 31, 2000
-----------------------------
The Company issued 300,000 common stock options to Influence data, LLC with an aggregate fair value of $55,982.

Year ended December 31, 1999
-----------------------------
The Company issued 80,000 shares of treasury stock and options to purchase 160,000 shares of its common stock, with an aggregate fair value of $327,200, for a one-third ownership interest in Influence Data, LLC.

The Company redeemed 149,971 shares of common stock in exchange for related notes receivable of $321,688.

The Company exchanged slow-moving inventory for advertising credits from a third party valued at $249,685.

NOTE 20 CONVERTIBLE PREFERRED STOCK

On May 16, 2000, the Company received from two investors gross proceeds of $1,600,000 for Series A Convertible Preferred Shares (the "Preferred Shares") and Common Stock Purchase Warrants ("Warrants"). The Preferred Shares have no voting rights, except as to matters which directly affect the rights of holders of Preferred Shares. The holders of Preferred Shares are not entitled to any cash dividends. However, they accrue an additional 11.25% per annum (or 22.5% if the Common Stock is delisted by NASDAQ) for purposes of conversion, redemption, and liquidation ($113,625 at December 31, 2000). Among the rights attendant to the Preferred Shares are:

   1. The Preferred Shares have a liquidation preference, upon the liquidation of Ultradata or its bankruptcy or certain other events, equal to their face value plus an accrued amount equal to 11.25% from the date of their issuance (22.5% if the Common Stock is delisted by NASDAQ).

   2. The Preferred Shares, combined with the additional 11.25% per annum, may be converted into Common Stock at any time at the option of the holders. If not previously converted, the Preferred Shares will automatically convert into Common Stock on May 15, 2003. The conversion rate will be the lower of $3.50 or 75% of the 5-day average closing bid price, subject to certain anti-dilution rights and to the Floor. The "Floor" was initially $2.50 and has since adjusted to $2.00. It applies only during the first 18 months after issuance of the Preferred Shares. Moreover, if the conversion price for any 20 trading days during months 13 through 18 after issuance less than $2.00 for the Floor, the Floor will reduce to $1.50. The intrinsic value of this beneficial conversion feature has resulted in deemed dividends of $811,189.

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

      The Warrants will permit the Investors to each purchase up to 239,253 shares of Common Stock (a total of 478,506 shares) for a price of $5.00 per share until May 15, 2003. The Company has recorded the estimated fair value of the Warrants, $284,089, as additional paid-in capital and included as a dividend to preferred stockholders.

      The placement was arranged by a consultant. In compensation for their services, The Company paid $202,000 to the consultant, 12% of the gross proceeds of the placement, and issued to the consultant (a) an option to purchase, on the same terms as the Investors, 160 Preferred Shares, equal to ten percent of those sold to Investors, and (b) an option to purchase 128,000 common shares. The value of the options was credited to additional paid-in capital. The Company also paid another consultant in connection with the placement a fee of 9,570 shares of the Company's common stock with an estimated fair value of $31,868 and included as a dividend to preferred stockholders.

      The fair value of the warrants and common stock options is estimated on the day of the grant using the Black-Scholes option model with the following weighted-average assumptions: dividend yield of zero, expected volatility of 40.0%, risk-free interest rate of 5.4%, and expected lives of between 2.5 and 3.0 years.

      The Company made a number of covenants to the Investors in the Agreement, which included the following:

      1. Until November 16, 2000, Ultradata will not issue any securities for the purpose of financing itself without the approval of the Investors.
      2. The Investors will have a right of first refusal on any sale of securities by Ultradata until May 10, 2001.

      The two Investors have committed to purchase additional preferred stock and warrants in certain circumstances as of the date of this report, both covenants have expired.

      Preferred stock dividends are comprised of the following:

      Value of common shares issued              $    31,868
      Value of warrants issued                       284,089
      Value of options issued                        215,854
      Beneficial conversion feature of
       preferred stock                               811,189
      Cumulative preferred stock dividend            113,625
						   ---------
      Total                                      $ 1,456,625
						   =========

      In June 2001, the Company reached an agreement in principle with the holders of the Series A Preferred Stock whereby the Series A shares will be exchanged for secured debt instruments in a principal amount equal to the current conversation value of the Series A shares plus 10% of the face value. Under this arrangement, the Company will pay $70,000 per month through October 2001 and $90,000 thereafter until the debt is satisfied.


NOTE 21 SUBSEQUENT EVENTS

(A) Conversion of Preferred Stock

During March 2001, preferred shareholders converted 28 shares of preferred stock into 56,118 shares of common stock.

(B) Factoring Agreement

On July 3, 2001, the Company entered into an accounts receivable factoring agreement for a maximum facility of $500,000. Under the agreement, the factor advances 80% of the face value of the receivables sold by the Company. The Company is charged a variable percentage fee based upon the length of the collection period. All of the Company's accounts receivable, contracts, inventories, and intangibles are pledged as collateral under this agreement.




				 SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				   Ultradata Systems, Incorporated
				   By:
				   /s/ Monte Ross
				   Monte Ross, Chairman


     In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.


July 20, 2001

/s/ Monte Ross
Monte Ross
Chief Executive Officer and Chairman of the Board


July 20, 2001

/s/ Ernest Clarke
Ernest Clarke
Chief Financial and Accounting Officer, Director

July 20, 2001

/s/ Mark L. Peterson
Mark L. Peterson
Director

July 20, 2001
/s/ Donald Rattner
Donald Rattner
Director

July 20, 2001

/s/ H. Krollfeifer, Jr.
H. Krollfeifer, Jr.
Director





		*   *   *   *   *   *   *   *   *   *   *   *

					 EXHIBIT 10-h(1)

CERTIFICATE OF AMENDMENT OF
CERTIFICATE OF DESIGNATIONS,
PREFERENCES AND RIGHTS OF
SERIES A CONVERTIBLE PREFERRED STOCK OF
ULTRADATA SYSTEMS, INCORPORATED
Pursuant to Section 242 of the General
Corporation Law of the State of Delaware

The undersigned officer of Ultradata Systems, Incorporated, a Delaware corporation (the "Corporation"), pursuant to the provisions of Section 242 of the General Corporation Law of the State of Delaware, does hereby make this Certificate of Amendment of the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, originally filed with the office of the Secretary of State of the State of Delaware on May 12, 2000, (the "Series A Certificate of Designations"), and does hereby state and certify that pursuant to the authority expressly vested in the Board of Directors of the Corporation by its Certificate of Incorporation, as amended, originally filed with the office of the Secretary of State of the State of Delaware on January 9, 1989, the Board of Directors of the Corporation duly adopted a resolution proposing and declaring advisable the following amendment to the Series A Certificate of Designations:

RESOLVED, that the Series A Certificate of Designations is hereby amended as follows:
(1) by striking out the definition of "Conversion Price" appearing at the end of Section 5(b) in its entirety and substituting the following:
	"Conversion Price" means, as of any Conversion Date or other date of determination, the lower of (x) the Base Price and (y) 75% of the average of the Closing Bid Prices on the Principal Market of the Common Stock in the five (5) Trading Days immediately preceding such date; provided, however, that the Conversion Price will be reduced an additional 5% if the securities of the Corporation are not listed on the Principal Market, each in effect as of such date and subject to adjustment as provided herein.
(2) by striking out the definition of "Floor Price" appearing at the end of Section 5(b) in its entirety.
(3)     by adding a new Section 5(j) as follows:
	  (j) Conversion Cap. Except as otherwise provided herein, beginning on the date of this amendment and ending December 31, 2001, the Corporation shall not be required to issue any shares of Common Stock upon conversion of the Series A Convertible Preferred Stock in any rolling 30-calendar day period, collectively and in the aggregate, in excess of 10% of the cumulative trading volume of the Corporation's Common Stock for the twenty two (22) trading days prior to and including the date of conversion as reported by Bloomberg (the "Conversion Cap"). Provided, further, that any portion of the Conversion Cap not utilized during any 30-day period shall not be carried forward to any subsequent periods.

	Through December 2001, no Investor shall be issued, upon conversion of Series A Convertible Preferred Stock, shares of Common Stock in an amount greater than the product of (x) the Conversion Cap amount multiplied by (y) a fraction, the numerator of which is the number of shares of Series A Convertible Preferred Stock issued to such Investor pursuant to the Securities Purchase Agreement and the denominator of which is the aggregate amount of all the Series A Convertible Preferred Stock issued to the Investors pursuant to the Securities Purchase Agreement (the "30-Day Cap Allocation Amount"). In the event that any Investor shall sell or otherwise transfer any of such Investor's Series A Convertible Preferred Stock, the transferee shall be allocated a pro rata portion of such Investor's 30-Day Cap Allocation Amount. In the event that any holder of Series A Convertible Preferred Stock shall convert all of such holder's Series A Convertible Preferred Stock into a number of shares of Common Stock that, in the aggregate, is less than such holder's 30-Day Cap Allocation Amount, then the difference between such holder's 30-Day Cap Allocation Amount and the number of shares of Common Stock actually issued to such holder shall be allocated to the respective 30-Day Cap Allocation Amounts of the remaining holders of Series A Convertible Preferred Stock on a pro rata basis in proportion to the number of Series A Convertible Preferred Stock then held by each such holder. In no event shall this Section 5(j) limit the Investors' mandatory redemption rights under Section 6 hereof.


The aforesaid Resolution was duly adopted by the written consent of the holders of more than sixty-six and two-thirds percent (66b%) of the outstanding shares of Series A Convertible Preferred Stock, in accordance with Section 242 of the General Corporation Law of the State of Delaware and Section 20 of the Series
A Certificate of Designations.

IN WITNESS WHEREOF, Monte Ross, Chief Executive Officer of the Corporation, under penalties of perjury, does hereby declare and certify that this is the act and deed of the Corporation and the facts stated herein are true and accordingly has signed this Certificate of Amendment of Certificate of Designations as of this 9th day of March 2001.

				  ULTRADATA SYSTEMS, INCORPORATED


				  By:     /s/ Monte Ross
				  Name:   Monte Ross
				  Title:  Chief Executive Officer

		*   *   *   *   *   *   *   *   *   *   *   *

					     EXHIBIT 16


		  SECURITIES AND EXCHANGE COMMISSION
			WASHINGTON, D.C. 20549

			      FORM 8-K/A

			    Amendment No. 1

			    Current Report
		Pursuant to Section 13 or 15(d) of the
		    Securities Exchange Act of 1934


      Date of Report (Date of earliest event reported) April 6, 2001


		    ULTRADATA SYSTEMS, INCORPORATED
	(Exact name of Registrant as Specified in its Charter)


	Delaware             0-25380                43-1401158
(State of Incorporation)  (Commission File       (IRS Employer
			    Number)               Identification No.)


	  9375 Dielmann Industrial Drive, St. Louis, MO 63132
	       (Address of principal executive offices)

			  (314) 997-2250
		   Registrant's Telephone Number

Amendment No. 1

    This amendment is being filed to include Exhibit 1 and to respond to the statement in the last paragraph of Exhibit 1.

Item 4.   Change in Registrant's Certifying Accountant

    On April 6, 2001, BDO Seidman, LLP ("BDO Seidman"), Ultradata's principal independent accountant, resigned from its engagement to audit Ultradata's financial statements for the year ended December 31, 2000.

    The report of BDO Seidman on Ultradata's financial statements for the year ended December 31, 1999 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

    Ultradata and BDO Seidman have not, in connection with the audits of Ultradata's financial statements for the years ended December 31, 2000 or December 31, 1999, had any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to BDO Seidman's satisfaction, would have caused BDO Seidman to make reference to the subject matter of the disagreement in connection with its reports.

    Advice regarding management during 2000 audit
    ---------------------------------------------

    During the audit of Ultradata's financial statements for the year 2000, BDO Seidman informed the Audit Committee of Ultradata's Board of Directors that information had come to its attention which it believed indicated that members of Ultradata's management, including its Chief Executive Officer, had attempted to mislead one of Ultradata's customers. Based on that information, BDO Seidman orally advised the Audit Committee that it was unwilling to rely on the representations of Ultradata's Chief Executive Officer.

    On April 5, 2001, Ultradata's Board of Directors met to review the evidence regarding the conduct of its Chief Executive Officer and to consider BDO Seidman's statement that it could not rely on the Chief Executive Officer's representations. As a result of that review, the Board of Directors adopted a number of internal controls procedures, including the preparation of a code of business ethics, the appointment of an ombudsman to facilitate implementation of the code of business ethics, and the separation of the office of Chief Executive Officer from the office of President. The Board determined, however, that further remedial action was not warranted by the facts presented, having concluded (1) that there has never been an allegation of wrongdoing by the Chief Executive Officer other than this one event; (2) that the type of conduct in which the Chief Executive Officer engaged was not uncommon in wholesale marketing, and (3) that the customer which was the subject of this event had been fully informed of the relevant facts in writing on two occasions and had stated its intent to remain a customer of Ultradata. On April 6, 2001, Ultradata reported to BDO Seidman the actions taken by the Board of Directors, and BDO Seidman resigned from its engagement.

    Advice regarding likelihood of a modification of opinion on 2000 financials
    ---------------------------------------------------------------------------

    On February 9, 2001, BDO Seidman orally advised the Audit Committee that it would require Ultradata's management to make representations that would support a determination that Ultradata is able to continue as a going concern. Because BDO Seidman subsequently determined that it was unwilling to rely on management's representations, there was no determination made as to Ultradata's ability to continue as a going concern. At no time did BDO Seidman advise the Audit Committee that it was likely to modify its opinion to reflect substantial doubt as to Ultradata's ability to continue as a going concern.

    Advice regarding internal controls during 1999 audit
    ----------------------------------------------------

    In a report to the Board of Directors dated April 29, 2000, BDO Seidman advised the Board that Ultradata personnel had not received sufficient training regarding accounting issues or SEC reporting, as a result of which said personnel were unable to provide the information necessary to adequately determine the proper accounting on a timely basis. In response to this advice and after further discussion with BDO Seidman, Ultradata retained a consultant to assist in preparation of its reports to the SEC.

    In the same report dated April 29, 2000, BDO Seidman advised the Board that Ultradata did not perform certain quarter-end and year-end closing procedures necessary to insure the accuracy of its general ledger, including the coordination of the receipt of audited financial statements from Ultradata's significant equity investees. In response to this advice, Ultradata's one remaining significant equity investee has accelerated the preparation of its audited financial statements.

    Advice regarding internal controls during review of March, 2000 quarterly
    -------------------------------------------------------------------------
     report
     ------

    In a letter to the Audit Committee of Ultradata's Board of Directors dated July 31, 2000, BDO Seidman advised that Ultradata's procedures in the first quarter of 2000 with respect to incorporation of financial information from a significant equity investee into Ultradata's quarterly report had been inadequate. In response to this advice, Ultradata filed an amendment to the quarterly report.

    Ultradata has authorized BDO Seidman to respond fully to inquiries from the successor accountant concerning the subject matter discussed in this report.

    On April 12, 2001, Ultradata retained the firm of Weinberg & Company, P.A., C.P.A. to audit Ultradata's financial statements for the year ended December 31, 2000. At no time during the past two fiscal years or any subsequent period did Ultradata consult with Weinberg & Company, P.A., C.P.A. regarding either the application of accounting principles to a specified transaction or the type of audit opinion which might be rendered on Ultradata's financial statements or any matter of the sort described above with reference to BDO Seidman.

			       EXHIBITS

1. Letter from BDO Seidman, LLP. (A portion of this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidentiality under Rule 24b-2).


			      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

			    ULTRADATA SYSTEMS, INCORPORATED

Dated: April 25, 2001    By:/s/ Monte Ross
				Monte Ross
				Chief Executive Officer

		*       *       *       *       *

Exhibit 1


NOTE: CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR A PORTION OF THIS EXHIBIT.
      THAT PORTION HAS BEEN REMOVED FROM THIS FILING, AND HAS BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO RULE 24-b-2. THE PLACE WHERE THE PORTION HAS BEEN REMOVED IS INDICATED THUS:
      * * * (Confidential Treatment) * * *



April 17, 2001

Securities and Exchange Commission
450 Fifth Street N.W.
Washington, DC 20549

Dear Sir or Madam:

We have been furnished with a copy of the response to Item 4 of Form 8-K for the event that occurred on April 6, 2001 which has been filed April 13, 2001, by our former client Ultradata Systems, Inc. We agree with the statements made in response to that item insofar as they relate to our firm, except as follows:

We were advised by the Audit Committee of the results of an independent counsel's investigation undertaken to determine the legality of actions by management * * * (Confidential Treatment) * * * . The Audit Committee developed a series of recommended actions to be voted upon at the April 5, 2001 Board meeting. Upon learning of the Board's decision to reject the Committee's recommendations regarding a management member, we notified the Company and the Audit Committee of our resignation on April 6, 2001, indicating that we had determined we could no longer rely upon management representations.

We had previously advised the Audit Committee that had we been able to issue our report on the annual financial statements for the year ended December 31, 2000, that opinion would have likely been modified to reflect substantial doubt as to the registrant's ability to continue as a going concern.

	  Very truly yours,


	  /s/ BDO Seidman, LLP