Form 10QSB
period 2001-03-31
ULTRADATA SYSTEMS INC
filed 2001-07-27
CIK 931947

U.S. SECURITIES AND EXCHANGE COMMISSION

			   Washington, D.C.  20549

				  FORM 10-QSB


(MARK ONE)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE
      ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO________

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class                                Outstanding as of  July 19, 2001
Common, $.01 par value                             3,249,533

Transitional Small Business Disclosure Format     Yes [ ]   No [X]





			ULTRADATA SYSTEMS, INCORPORATED
				  FORM 10-QSB
			       March 31, 2001
				     INDEX               File No. 0-25380

PART I - FINANCIAL INFORMATION                                    PAGE

     Item 1.  Unaudited Financial Statements

	      Balance Sheets at
	       March 31, 2001 and December 31, 2000                 3.

	      Statements of Operations
	       for the three months ended March 31, 2001 and 2000   4.

	      Statements of Cash Flows
	       for the three months ended March 31, 2001 and 2000   5.

	      Notes to Financial Statements                         6.

     Item 2.  Management's Discussion and Analysis of Financial
	       Condition and Results of Operations                  7.

PART II - OTHER INFORMATION                                         11.

	       Signatures                                           11.



ULTRADATA SYSTEMS, INCORPORATED
Balance Sheets
As of March 31, 2001 and December 31, 2000

						March 31,     December 31,
						  2001           2000
					      (Unaudited)
---------------------------------------------------------------------------
		 Assets
Current assets:
 Cash and cash equivalents                    $ 1,334,397      $ 1,842,983
 Restricted cash                                  767,813          767,724
 Trade accounts receivable, net of allowance
  for doubtful accounts of $117,556               189,570          673,475
 Inventories                                    2,081,299        1,780,255
 Prepaid expenses and other current assets        241,693          229,637
						---------        ---------
Total current assets                            4,614,772        5,294,074
						---------        ---------
Property and equipment, net                       602,733          617,794
						---------        ---------
Total property and equipment                      602,733          617,794
						---------        ---------
Deferred compensation trust investments,
 available for sale                                68,842           84,605
Investment in Talon Research and
 Development, Ltd.                                796,520          825,757
Advances to affiliates                            150,000          150,000
Advertising credits                                62,421           62,421
Other assets                                        9,444            8,594
						---------        ---------
Total assets                                  $ 6,304,732      $ 7,043,245
						=========        =========

		 Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                 116,041          164,319
 Accrued expenses and other liabilities           151,480          218,996
						---------        ---------
Total current liabilities                         267,521          383,315
						---------        ---------
Deferred rent                                       4,354            6,220
Deferred compensation liability                    71,656           87,329
						---------        ---------
Total liabilities                                 343,531          476,864
						---------        ---------
Stockholders' equity (Notes 3 and 7):
 Preferred Stock, $0.01 par value,
  4,996,680 shares authorized, none
  outstanding                                           -                -
 Series A convertible preferred stock,
  3,320 shares authorized, 1,606 shares
  outstanding with a stated value of $1,000     1,606,000        1,616,000
 Common stock, $.01 par value; 10,000,000
  shares authorized; 3,535,646 shares
  issued and outstanding March 31,2001;
  3,519,586 shares issued and outstanding
  December 31, 2000                                35,356           35,196
 Additional paid-in capital                     9,874,354        9,861,970
 Accumulated deficit                           (4,250,794)      (3,737,190)
 Treasury stock (326,171 shares at cost)         (942,311)        (942,311)
 Notes receivable issued for purchase of
  common stock                                   (208,157)        (205,819)
 Accumulated other comprehensive (loss)
  income, net                                    (153,247)         (61,465)
						---------        ---------
Total stockholders' equity                      5,961,201        6,566,381
						---------        ---------
Total liabilities and stockholders' equity    $ 6,304,732      $ 7,043,245
						=========        =========
See accompanying summary of accounting policies and notes to financial statements.


ULTRADATA SYSTEMS, INCORPORATED
Statements of Operations

					      Three months ended March 31,
						  2001            2000
					      -----------------------------
						       (Unaudited)

Net sales                                     $  185,842      $  281,405

Cost of sales                                    146,190         169,089
						--------        --------
Gross profit                                      39,652         112,316
						--------        --------
Selling expense                                   51,010          70,677
General and administrative expenses              454,067         449,818
Research and development expense                 128,794          96,233
						--------        --------
						 633,871         616,728
						--------        --------
Operating loss                                  (594,219)       (504,412)

Other income:
 Interest and dividend income                     33,702          37,775
 Equity in earnings (losses) of affiliates        46,767         (65,316)
 Other, net                                          146          12,018
						--------        --------
Total other income (loss)                         80,615         (15,522)
						--------        --------
Loss before income tax expense                  (513,604)       (519,935)
Income tax expense                                     -               -
						--------        --------
Net loss                                      $ (513,604)     $ (519,935)

Less preferred stock dividends                   (45,450)              -
						--------        --------
Net loss available to common shareholders     $ (559,054)     $ (519,935)
						========        ========
Loss per share:
 Basic and diluted                            $    (0.18)     $    (0.17)
						========        ========
Weighted Average Shares Outstanding:
 Basic and diluted                             3,193,772       3,105,235
					       =========       =========

See accompanying summary of accounting policies and notes to financial statements.



ULTRADATA SYSTEMS, INCORPORATED

Statements of Cash Flows
					  Three months ended
					       March 31,
					 2001             2000
					      (Unaudited)
					 ----------------------

Cash flows from operating activities:
 Net loss                                $ (513,604)    $ (519,935)

 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization              49,979         58,980
  Inventory reserve for obsolescence              -         30,000
  Equity in (earnings) losses of
   unconsolidated affiliates                (46,767)        65,315
  Realized loss (gain) on investments             -        (10,602)
  Non-cash compensation expense               2,544              -

  Increase (decrease) in cash due to
   changes in operating assets and
   liabilities:
   Trade accounts receivable, net           483,905      1,044,240
   Inventories                             (301,044)      (106,736)
   Prepaid expenses and other current
    assets                                  (15,242)       (38,905)
   Accounts payable                         (48,278)        40,940
   Accrued expenses and other liabilities   (67,516)      (153,494)
   Deferred rent                             (1,866)        (1,866)
   Deferred compensation trust liability    (15,673)        11,858
					   --------       --------
  Net cash (used in) provided by operating
   activities                              (473,562)       419,795
					   --------       --------
Cash flows from investing activities:
 Deferred compensation trust investments        (16)        (8,634)
 Advances to affiliated company                   -         (4,669)
 Capital expenditures                       (34,919)       (46,644)
					   --------       --------
  Net cash used in investing activities     (34,935)       (59,947)
					   --------       --------
Cash flows from financing activities:
 Exercise of employee stock options               -        314,625
 Restricted cash                                (89)         8,396
					   --------       --------
  Net cash provided by (used in) financing
   activities                                   (89)       323,021
					   --------       --------
Net increase (decrease) in cash and cash
 equivalents                               (508,586)       682,869

Cash and cash equivalents at beginning
 of period                                1,842,983      1,220,134
					  ---------      ---------
Cash and cash equivalents at end of
 period                                  $1,334,397     $1,903,003
					  =========      =========

See accompanying summary of accounting policies and notes to financial statements.


		    ULTRADATA SYSTEMS, INCORPORATED

			     March 31, 2001

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim financial statements included herein have been prepared by Ultradata Systems, Incorporated (the "Company"), without audit in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The Company's investment in Talon Research and Development, Ppty., Auckland, NZ Ltd. of 22.6% is accounted for using the equity method.

In the opinion of management, the information furnished for the three-month periods ended March 31, 2001 and 2000, respectively, includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 2001. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-25380).

Use of Estimates

The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and adjustments by management, with consideration given to materiality. Actual results could vary from those estimates.

Reclassifications

Certain 2000 balances have been reclassified to conform to the 2001 presentation. In the fourth quarter 2000, the Company changed the way it accounts for certain sales incentives, in accordance with EITF Issue
No. 00-25. Accordingly, the Company has restated the financial statements for the first quarter 2000 to reflect this change. The Company reduced sales and selling expense by $8,282.

Note 1. Nature of Operations

The principal business activity of Ultradata Systems, Incorporated (the Company), located in St. Louis, Missouri, is the design, manufacture, and sale of hand-held electronic information products.

Note 2. Inventories
	Inventories consist of the following:

			       March 31,        December 31,
				2001               2000
--------------------------------------------------------------
Raw Materials                 $1,409,010        $1,262,820
Work in Process                   57,393            57,393
Finished Goods                 1,174,622         1,020,803
			       ---------         ---------
			       2,641,025         2,341,016
Reserve for obsolescence        (559,726)         (560,761)
			       ---------         ---------
			      $2,081,299        $1,780,255
			       =========         =========
Note 3. Prepaid Expenses

Prepaid expenses consist of the following:

				March 31,        December 31,
				  2001               2000
----------------------------------------------------------------
Prepaid advertising           $  189,344          $  201,225
Prepaid insurance                 23,806               5,461
Other prepaid expenses            28,543              22,951
				 -------             -------
			      $  241,693          $  229,637
				 =======             =======

Note 4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

				March 31,        December 31,
				  2001               2000
----------------------------------------------------------------
Accrued vacation              $   75,625          $   82,990
Accrued sales commissions
 and royalties                         -              14,758
Payroll and payroll-related
 liabilities                      20,208              42,294
Accrued advertising               20,659               1,563
Other                             34,988              77,391
				 -------             -------
			      $  151,480          $  218,996

Note 5. Preferred Stock Conversion

During March 2001, preferred shareholders have converted 10 shares of preferred stock into 16,060 shares of common stock.

Note 6. Subsequent Events

	(A) Conversion of preferred stock

	After March 31, 2001, preferred shareholders converted 18 additional preferred shared into 40,058 common shares.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

YOU SHOULD NOT RELY ON FORWARD LOOKING STATEMENTS

This quarterly report contains a number of forward-looking statements regarding our future prospects. Among the forward-looking statements are descriptions of our plans to restructure the marketing program for the Road Whiz(tm) line of products, to introduce Triplink(tm) and GPS products to the market, and to develop products based on a GPS/Internet technology. These forward-looking statements are a true statement of our present intentions, but are neither predictions of the future nor assurances that any of our intentions will be fulfilled. Many factors beyond our control could act to thwart Ultradata in its efforts to develop and market its products. Among these factors are:

     * The difficulty of attracting mass-market retailers to a seasonal product like the Road Whiz(tm);
     * The breadth and depth of competition in the GPS market, which will make introduction of our product with a limited marketing budget difficult;
     * The difficulty of attracting qualified engineering and marketing personnel to our company.

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


OVERVIEW

Since 1987 we have been engaged in the business of manufacturing and marketing handheld computers that provide travel information. The products are based upon a data compression technology that we developed, portions of which we have patented. Recent developments in communications technology have opened up new opportunities for us to use our technology. Therefore, we still sell our handheld computers, but over the past three years we have been expanding the scope of our operations:

     * In 1998 we acquired an interest in Talon Research & Development, Ltd., which manufactures GPS (global positioning satellite) antennas that can be combined with our database to create a variety of travel products. We currently own 22.6% of Talon.

     * Early in 2001 we introduced, in joint venture with Rand McNally, the Rand McNally Triplink(tm), a handheld computer that enables the user to download travel information from the Rand McNally Website.

     * During the first quarter of 2001 we shipped the first production units of our Travel*Star 24(tm), which combines our travel information with a GPS antenna to enable a driver to obtain his location and directions to his destination while he drives.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31,
2000

Operating results for the first quarter of 2001 were not significantly different from the first quarter of 2000. Handheld travel computers, which were our only product offerings until this summer, continue to be promoted primarily as gift items. Sales are, therefore, heaviest in the 4th quarter holiday season, with some surges during the summer travel months and around Mother's Day and Father's Day. The first quarter is, therefore, generally a period of minimal sales, usually less than 5% of annual sales. We expect the seasonality of our sales to level out to some extent during the coming years due to expansion of our product line into GPS navigation systems and Internet appliances.

Sales. During the first three months of 2001, net sales totaled $185,842, 34% less than the $281,405 in sales recorded in the first quarter of 2000.

Gross Profit. Gross profit margin for the current quarter was only 14.1% of sales compared to 39.9% for the first quarter of 2000. Gross profit in early 2001 was low primarily due to higher cost of microchips remaining in inventory from the chip shortage in 2000. This problem will be reduced as we exhaust the higher-priced inventory because of the reduced price currently paid for microchips in 2001.

S,G&A Expense. Selling expenses dropped somewhat on a quarter-to-quarter basis, reflecting the relative efficiency of our focus on mass-market distribution channels. General and administrative expenses were virtually unchanged with respect to the first quarter of 2000.

R&D Expense. Research and development expense in the first quarter of 2001 increased 33.8% from the first quarter of 2000 due primarily to the fact that the capitalization of the TRAVEL*STAR 24(tm) software tools developed over the last 18 month has ended and the amortization of those costs has begun.

The Company posted a net loss from operations of ($594,219) for the quarter ended March 31, 2001 compared to a net loss from operations of ($504,412) for the quarter ended March 31, 2000.

Other Income. Other income for the first quarter of 2001 totaled $80,615 compared with a loss of ($15,222) for the same period in 2000. During the first quarter of 2000, we recorded a loss of $120,128 attributable to our investment in Influence Data, LLC. At the end of 2000, we wrote off all of the investment, since our joint-venture partner terminated its operational support of the venture. As a result, "Equity in earnings of affiliates" for the first quarter of 2001 represents only our interest in Talon Research and Development Ltd. Talon's contribution was $46,767, 14.7% less than for the first quarter of 2000.

As a result of the foregoing, the Company posted a net loss available to common shareholders of ($559,054), or ($0.18) per basic and diluted common share, for the three-month period ended March 31, 2001, compared to a net loss available to common shareholders of ($519,935), or ($0.17) per basic and diluted common share, for the three-month period ended March 31, 2000. The Company was required to record an imputed dividend of $45,450 during the three-month period ended March 31, 2001 as a result of its sale of Series A redeemable convertible preferred stock in May of 2000.

FINANCIAL CONDITION AND LIQUIDITY

At March 31, 2001, the Company had $1,334,397 in cash and cash equivalents, compared to $1,842,983 at December 31, 2000. The Company's operating activities used cash totaling $457,784, primarily due to its losses for the quarter. Accounts receivable decreased by $483,905 due to collections on sales in the last quarter of 2000. Inventories increased by $301,044 due to manufacturing for the spring deliveries, substantially offsetting the cash collected on accounts receivable. Smaller cash-flow items roughly balanced so that the losses for the quarter approximated the cash used in operations.

Net cash used by investing activities for the quarter ended March 31, 2001 totaled $34,935 and was 41.7% below the $59,947 used in the first quarter of 2000.

Net cash used in financing activities for the quarter ended March 31, 2001 was negligible compared to $323,021 provided by these activities in 2000 when $314,625 arose from the exercise of employee stock options.

Our operating losses over the past three years have had an adverse effect on our working capital. Nevertheless, at March 31, 2001 we still had over $4.3 million in working capital, which we believe to be substantially greater than most companies of our size. So we do have sufficient working capital to sustain our operations and introduce our new products, provided that we can realize our sales projections in our handheld business through our strategy of developing mass-market customers and opening new distribution channels.

Our cash position was aided in 2000 by the sale of Series A Preferred Stock in May 2000 to two investment funds. The Company recently reached an agreement in principle with the holders of the Series A Preferred Stock, and is presently preparing the definitive agreements. The agreements will provide that the Series A shares will be converted into Series B shares with a face value equal to the current conversion value of the Series A shares (i.e., face value plus 11.25% accrual since date of issue) plus 10% of the face value.
The Company will redeem a portion of the Series B shares each month by paying $70,000 per month through October 2001 and $90,000 thereafter until the shares are fully redeemed. The shareholders will retain the right to convert their shares prior to redemption, except that the number of shares they may acquire on conversion will be limited to 20% of the trading volume for the quarter preceding conversion. The Company has made this arrangement in order to relieve the threat of massive dilution that the Preferred Stock presently poses to potential investors in the Company's common stock. Management does not expect that the payments will significantly affect the Company's ability to finance its ongoing business during 2001. Management expects that, with the new products, the fourth quarter of 2001 will generate sufficient revenue and cash to permit operations beyond 2001.

Because the Company has stabilized the cash requirements of our handheld business, its working capital and cash reserves appear to be sufficient to sustain over the coming year the level of business during 2001. There remains one near-term liquidity issue: the cash needed for development of new products. The Company's $1 million credit facility with Southwest Bank expired on July
1, 2001. Management has obtained a $500,000 replacement facility with KBK Financial, an asset-based lender, which it believes will be sufficient to finance the purchase orders expected for the fourth quarter.


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

July 27, 2001                     /s/  Monte Ross
				  Monte Ross, CEO
				  (Duly authorized officer and
				   principal financial officer)