Form 10QSB
period 2001-06-30
ULTRADATA SYSTEMS INC
filed 2001-08-14
CIK 931947

U.S. SECURITIES AND EXCHANGE COMMISSION

			   Washington, D.C.  20549

				  FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________TO_____________

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

Class                                Outstanding as of  August 6, 2001
Common, $.01 par value                             3,249,533

Transitional Small Business Disclosure Format        Yes [ ]    No  [X]


															 File Number
							     0-25380

			ULTRADATA SYSTEMS, INCORPORATED
				  FORM 10-QSB
				 June 30, 2001
				     INDEX

PART I - UNAUDITED FINANCIAL INFORMATION                           PAGE

     Item 1.  Financial Statements

	      Balance Sheets at June 30, 2001 and December 31, 2000   3.

	      Statements of Operations for the three month and six
	       month periods ended June 30, 2001 and 2000             4.

	      Statements of Cash Flows for the six months ended
	       June 30, 2001 and 2000                                 5.

	      Notes to Financial Statements                           6.

     Item 2.  Management's Discussion and Analysis of Financial
	       Condition and Results of Operations                   10.


PART II - OTHER INFORMATION                                          16.

	  Signatures                                                 18.




ULTRADATA SYSTEMS, INCORPORATED

Balance Sheets

As of June 30, 2001 and December 31, 2000
------------------------------------------------------------------------

					     June 30,      December 31,
					       2001            2000
Assets                                      (Unaudited)

Current assets:
 Cash and cash equivalents                 $   231,859      $ 1,842,983
 Restricted cash                               765,000          767,724
 Trade accounts receivable, net of
  allowance for doubtful accounts of
  $117,556                                     436,511          673,475
 Inventories                                 2,154,115        1,780,255
 Prepaid expenses and other current assets     244,641          229,637
					     ---------        ---------
 Total current assets                        3,832,126        5,294,074
					     ---------        ---------

Property and equipment, net                    544,659          617,794
					     ---------        ---------
 Total property and equipment                  544,659          617,794


Deferred compensation trust investments,
 available for sale                                  -           84,605
Investment in Talon Research and
 Development, Ltd.                             786,328          825,757
Advances to affiliates                         150,000          150,000
Advertising credits                             62,421           62,421
Other assets                                    34,444            8,594
					     ---------        ---------
Total assets                               $ 5,409,978      $ 7,043,245
					     =========        =========

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                               48,002          164,319
 Accrued expenses and other liabilities        208,040          218,996
					     ---------        ---------
 Total current liabilities                     256,042          383,315

Deferred rent                                    2,488            6,220
Deferred compensation liability                      -           87,329
					     ---------        ---------
Total liabilities                              258,530          476,864

Stockholders' equity:
 Preferred Stock, $0.01 par value,
  4,996,680 shares authorized, none
  outstanding                                        -                -
 Series A convertible preferred stock,
  3,320 shares authorized, 1,482 shares
  outstanding with a stated value of
  $1,000                                     1,482,000        1,616,000
 Common stock, $.01 par value; 10,000,000
  shares authorized; 3,575,704 shares
  issued and outstanding June 30,2001;
  3,519,586 shares issued and outstanding
  December 31, 2000                             35,757           35,196
 Additional paid-in capital                  9,877,953        9,861,970
 Accumulated deficit                        (4,998,040)      (3,737,190)
 Treasury stock (326,171 shares at cost)      (942,311)        (942,311)
 Notes receivable issued for purchase of
  common stock                                (210,495)        (205,819)
 Accumulated other comprehensive (loss)
  income, net                                  (93,416)         (61,465)
					     ---------        ---------
 Total stockholders' equity                  5,151,448        6,566,381
					     ---------        ---------
 Total liabilities and stockholders'
  equity                                   $ 5,409,978      $ 7,043,245
					     =========        =========

See accompanying summary of accounting policies and notes to financial statements.



ULTRADATA SYSTEMS, INCORPORATED

Statements of Operations

				Three months ended        Six months ended
				     June 30,                  June 30,
				 2001         2000        2001        2000
				   (unaudited)               (unaudited)
------------------------------------------------------------------------------
Net sales:                    $ 510,612   $ 781,702    $  696,454  $ 1,063,107

Cost of sales:                  268,460     553,455       414,650      722,544
				----------------------------------------------
Gross profit                    242,152     228,247       281,804      340,563

Selling expense                 154,972      96,771       205,982      167,448

General and administrative
 expenses                       686,753     585,172     1,140,820    1,034,990
Research and development
 expense                         96,566      75,857       225,360      172,090
				----------------------------------------------
Operating loss                 (696,139)   (529,552)   (1,290,358)  (1,033,965)

Other (expense) income:
 Interest and dividend
  income, net                    12,341      46,580        46,043       84,355

Equity in (losses) earnings of
 affiliates                     (41,199)    (59,773)        5,568     (125,089)

Other, net                      (22,249)    (94,287)      (22,103)     (82,269)
				----------------------------------------------
Total other income, net         (51,107)   (107,450)       29,508     (123,002)

Loss before income taxes       (747,246)   (637,032)   (1,260,850)  (1,156,967)

Income tax benefit                    -           -             -            -
				----------------------------------------------
Net loss                       (747,246)   (637,032)   (1,260,850)  (1,156,967)

Less deemed dividends on
 preferred shares               (46,219) (1,059,747)      (91,669)  (1,059,747)
				----------------------------------------------
Net loss available to common
 shareholders                 $(793,465)$(1,696,779)  $(1,352,519) $(2,216,714)
			       ===============================================
Loss per share-basic and
 diluted                      $   (0.25) $     (0.53) $     (0.42) $     (0.71)
			       ===============================================
Weighted Average Shares
 Outstanding:
 Basic and diluted            3,234,422    3,182,867    3,214,209    3,144,051
			      ===============================================


See accompanying summary of accounting policies and notes to financial statements.




ULTRADATA SYSTEMS, INCORPORATED


Statements of Cash Flows

Six months ended June 30, 2001 and 2000
------------------------------------------------------------------------------

						   2001           2000
						       (unaudited)
Cash flows from operating activities:
 Net loss                                       $(1,260,850)  $(1,156,967)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
  Depreciation and amortization                      99,130       116,872
  Inventory reserve for obsolescence                 60,000        60,000
  Equity in (earnings) losses of
   unconsolidated affiliates                         (5,568)      125,088
  Realized loss (gain) on investments                13,045       (10,602)
  Gain on disposal of fixed asset                     1,715             -
  Non-cash compensation expense                       2,544         2,306
  Bad debt expense on advances to affiliates              -       122,683
  Increase (decrease) in assets and liabilities:
   Trade accounts receivable                        236,963       505,343
   Inventories                                     (433,859)      199,831
   Prepaid expenses and other current assets        (45,529)       56,409
   Accounts payable                                (116,316)       47,986
   Accrued expenses and other liabilities           (10,956)      (47,726)
   Deferred rent                                     (3,732)       (3,732)
   Deferred compensation trust liability                  -         3,476
   Other assets                                           -        25,974
						  ---------      --------
Net cash (used in) provided by operating
 activities                                      (1,463,413)       46,941
						  ---------      --------
 Cash flows from investing activities:
 Investment in affiliated company                         -      (200,000)
 Deferred compensation trust investments                  -        (8,699)
 Capital expenditures                               (27,711)      (95,376)
						  ---------       -------
Net cash used in investing activities               (27,711)     (304,075)
						  ---------       -------
 Cash flows from financing activities:
 Proceeds from issuance of redeemable
  preferred stock and common stock warrants               -     1,616,000
 Costs related to issuance of redeemable
  preferred stock and common stock warrants               -      (375,625)
 Repurchase of preferred shares                    (120,000)            -
 Exercise of employee stock options                       -       314,625
 Restricted cash                                          -         8,360
						    -------     ---------
Net cash (used in) provided by financing
 activities                                        (120,000)    1,563,360
						   --------     ---------
Net (decrease) increase in cash and cash
 equivalents                                     (1,611,124)    1,306,226

Cash and cash equivalents at beginning of period  1,842,983     1,220,134
						  ---------     ---------
Cash and cash equivalents at end of period      $   231,859   $ 2,526,360
						  =========     =========


Non-cash investing and financing

 Redemption of Rabbi Trust                      $    87,329   $         -
						  =========     =========

 Conversion of preferred stock                  $    28,000   $         -
						  =========     =========

See accompanying summary of accounting policies and notes to financial statements.




		      ULTRADATA SYSTEMS, INCORPORATED

			       June 30, 2001

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


In the opinion of management, the information furnished for the three-month and six-month periods ended June 30, 2001 and 2000, includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 2001. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-25380).

Use of Estimates

The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and adjustments by management, with consideration given to materiality. Actual results could vary from those estimates.

Reclassifications

Certain 2000 balances have been reclassified to conform to the 2001 presentation. In the fourth quarter 2000, the Company changed the way it accounts for certain sales incentives, in accordance with EITF Issue
No. 00-25. Accordingly, the Company has restated the financial statements for the first and second quarters of 2000 to reflect this change. The Company reduced sales and selling expense by $8,282 in the first quarter and $37,193 in the second quarter.

Note 1. Nature of Operations

The principal business activity of Ultradata Systems, Incorporated (the Company), located in St. Louis, Missouri, is the design, manufacture, and sale of hand-held electronic information products.

Note 2. Inventories

	Inventories consist of the following:

			   June 30,     December 31,
			    2001           2000


Raw Materials            $ 1,259,998    $1,262,820
Work in Process               25,275        57,393
Finished Goods             1,447,072     1,020,803
			   ---------     ---------
			   2,732,345     2,341,016

Reserve for obsolescence    (578,230)     (560,761)
			   ---------     ---------
			 $ 2,154,115    $1,780,255
			   =========     =========

Note 3. Prepaid Expenses

Prepaid expenses consist of the following:

			   June 30      December 31,
			    2001           2000

Prepaid advertising       $  213,782     $  201,225
Prepaid insurance             15,662          5,461
Other prepaid expenses        15,197         22,951
			    --------       --------
			  $  244,641     $  229,637
			    ========       ========

Note 4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

			   June 30,      December 31,
			    2001            2000

Accrued vacation           $  73,379      $  82,990
Accrued sales commissions
 and royalties                     -         14,758
Payroll and payroll-related
 liabilities                  40,456         42,294
Accrued advertising           28,718          1,563
Other                         65,487         77,391
			    --------       --------
			   $ 208,040      $ 218,996
			    ========       ========

Note 5. Preferred Stock Redemption

During the three months ended June 30, 2001, the Company repurchased from preferred shareholders 106 shares of preferred stock for $120,000 cash.

During the three months ended June 30, 2001, the Company converted 18 shares of preferred stock into 40,058 shares of common stock.


Note 6. Subsequent Events

	(A) Redemption of preferred stock

	After June 30, 2001, the Company repurchased from preferred shareholders 58 additional preferred shared for $70,000 cash.

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

	(C) Exchange of preferred stock for notes

	In August 2001 we exchanged 11.25% convertible promissory notes with a face value of $1,748,120 for the remaining 1408 preferred shares. The Company will satisfy the interest and principal on the notes with payments of $140,000 in September, $70,000 in October, and $90,000 per month thereafter. The notes are convertible into common stock on the same terms as the Series A Preferred Stock, except that the cumulative conversions are limited to 20% of the trading volume for the 66 trading days preceding the conversion.


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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2001 Compared to Three and Six Months Ended June 30, 2000

Operating results for the first half of 2001 were not significantly different from the first half of 2000. Handheld travel computers, which were our only product offerings until this summer, continue to be promoted primarily as gift items. Sales are, therefore, heaviest in the 4th quarter holiday season, with some surges during the summer travel months and around Mother's Day and Father's Day. The first half is, therefore, generally a period of minimal sales, having represented less than 17% of annual sales during 2000. On the other hand, we expect the seasonality of our sales to level out to some extent during the coming years due to expansion of our product line into GPS navigation systems and Internet appliances.

Sales. During the three and six months ended June 30,2001, net sales totaled $510,612 and $696,454, respectively, compared with $781,702 and $1,063,107, respectively for the same periods in 2000. These figures represent decreases of 34.7% and 34.5% for the three- and six-month periods, respectively, representing slowing demand for our traditional products in the present softening U.S. economy and reflecting the fact that new products had not yet been shipped by June 30, 2001.

Gross Profit. Gross profit margin for the three- and six-month periods ending June 30, 2001 were 47.4% and 40.5%, respectively, representing an improvement from the corresponding periods of 2000 of 30.0% and 32.6%, respectively. Gross profit in 2000 and early 2001 was low primarily due to higher cost of microchips.

S,G&A Expense. Selling expenses for the three- and six-month periods ended June 30, 2001 were $154,972 and $205, 982, respectively, compared with
$96,771 and $167,448, respectively for the corresponding periods in 2000. These figures represent an increase of 60.1% and 23.0%, respectively, for the three- and six-month periods in 2001 versus 2000. The primary reasons for the increase is the initial royalties to Rand McNally for the TripLinkTM product and commissions to IdeaVillage for Wal-Mart sales in the second quarter of 2001. General and administrative expenses were slightly lower in the periods of 2001 than in those of 2000.

R&D Expense. Research and development expense in the three- and six-month periods ended June 30,2001 increased 27.3% and 31.8%, respectively, from the corresponding periods of 2000. These increases are due primarily to the fact that the capitalization of the TRAVEL*STAR 24( software tools developed over the last 18 month ended and the amortization of those costs began in the first quarter of 2001.

The Company posted a net loss from operations of ($696,140) and ($1,290,359) for the three- and six-month periods ended June 30, 2001, respectively, compared to a net loss from operations of ($661,606) and ($1,166,018) for the corresponding periods in 2000.

Other Income. Other income (expense) for the three- and six-month periods ended June 30, 2001 totaled ($51,107) and $29,508, respectively, compared with $24,573 and $9,050, respectively, for the corresponding periods of 2000. During the first half of 2000, we recorded a loss of $269,596 attributable to our investment in Influence Data, LLC. At the end of 2000, we wrote off all of the investment, since our joint-venture partner terminated its operational support of the venture. As a result, "Equity in (losses) earnings of affiliates" represents only our interest in Talon Research and Development Ltd. in the year 2001. Talon's contribution was $5,568 for the six-month period ended June 30, 2001 as compared with $144,508 for the same period in 2000. The large difference between 2000 and 2001 is attributed to the 4-fold increase in R&D for 2001 over 2000. US Generally Accepted Accounting Principles differ from those in New Zealand in that most research and development costs must be expensed in the US but may be capitalized in New Zealand. The R&D activity supports Talon's new-product development and general modernization of their product line.

As a result of the foregoing, the Company posted a net loss available to common shareholders of ($793,465), or ($0.25) per basic and diluted common share, for the three-month period ended June 30, 2001, compared to a net loss available to common shareholders of ($1,696,779), or ($0.53) per basic and diluted common share, for the three-month period ended June 30, 2000. The Company posted a net loss available to common shareholders of ($1,352,519), or ($0.42) per basic and diluted common share, for the six-month period ended June 30, 2001, compared to a net loss available to common shareholders of ($2,216,714), or ($0.71) per basic and diluted common share, for the six-month period ended June 30, 2000. The Company was required to record an imputed dividend as a result of its sale of Series A redeemable convertible preferred stock in May of 2000 of $46,219 and $91,669 during the three- and six-month periods ended June 30, 2001, respectively, as compared with $1,059,747 for both the corresponding periods in 2000.

FINANCIAL CONDITION AND LIQUIDITY

At June 30, 2001`, the Company had $231,859 in cash and cash equivalents, compared to $1,842,983 at December 31, 2000. This figure for 2001 is over and above the restricted cash of $765,000, which is expected to be available on September 1, 2001 upon expiration of the letter of credit to fund the Talon line of credit, in accordance with an agreement with Talon. The Company's operating activities in the six months ended June 30, 2001, used cash totaling $1,463,413, primarily due to its losses for the first half of the year. Accounts receivable decreased by $236,963 due to collections on sales in the first quarter of 2001. Inventories increased by $433,859 due to manufacturing for the deliveries in the third quarter, and accounts payable decreased by $116,316, more than offsetting the cash collected on accounts receivable.

Net cash used in investing activities for the six-month period ended June 30, 2001 totaled ($27,711) compared to ($304,075) for the same period in 2000. The deferred compensation trust was drawn down and eliminated in the second quarter of 2001,producing loss without cash flow, whereas the additional investment in Influence-Data took place in the second quarter of 2000, producing cash flow without loss at that time.

Net cash used in financing activities for the quarter ended June 30, 2001 was ($120,000), primarily due to the repurchase of 106 shares of Series A Preferred Stock outlined below. In the comparable period of 2000, the preferred shares were subscribed, providing the bulk of the $1,563,360 provided by financing activities.

Our cash position was aided in 2000 by the sale of Series A Preferred Stock and common stock warrants to two investment funds for $1,600,000. During 2001, we have repurchased 164 of the shares and an additional 28 have been converted into common stock. In August 2001 we exchanged 11.25% convertible promissory notes with a face value of 1,748,120 for the remaining 1408 preferred shares. The Company will satisfy the interest and principal on the notes with payments of $140,000 in September, $70,000 in October, and $90,000 per month thereafter. The notes are convertible into common stock on the same terms as the Series A Preferred Stock, except that the cumulative conversions are limited to 20% of the trading volume for the 66 trading days preceding the conversion. The Company made this arrangement in order to relieve the threat of massive dilution that the Series A Preferred Stock posed to investors in its common stock.

Our operating losses over the past three years have had an adverse effect on our working capital. Nevertheless, at June 30, 2001, we still had $3.58 million in working capital, which we believe to be substantially greater than most companies our size. There remains, however, one near-term liquidity issue: the cash needed for development of new products. The Company's $1 million credit facility with Southwest Bank expired on July 1, 2001. Management has obtained a $500,000 replacement facility with KBK Financial, an asset-based lender, which it believes will be sufficient to finance the purchase orders expected for the fourth quarter. We expect, therefore, given achievement of our fourth quarter forecast, to have sufficient capital resources to fund our operations for the next year and the foreseeable future.



			ULTRADATA SYSTEMS, INCORPORATED
				     10QSB

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings:

	  None

Item 2.   Changes in Securities:

	  None

Item 3.   Defaults upon Senior Securities:

	  None

Item 4.   Submission of Matters to a Vote of Security Holders:

	  None

Item 5.   Other Information:

	  None

Item 6.   Exhibits and Reports on Form 8-K:

	  Exhibits:
	  None

	  Reports on Form 8-K:
	  April 6, 2001 - Report on change of certifying accountant.



				  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2001                            /s/ Monte Ross
					   Monte Ross, CEO
(Duly authorized officer and
 principal financial officer)