Form 10-K/A
period 2000-12-31
ULTRADATA SYSTEMS INC
filed 2001-08-22
CIK 931947

SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C.   20549
				FORM 10-KSB/A
			       (Amendment #1)

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

The number of shares outstanding of the issuer's common stock, as of July 19, 2001, was 3,249,533

Transitional Small Business Disclosure Format:   Yes [ ]  No [X]

DOCUMENTS INCORPORATED BY REFERENCE:                    None


Amendment No. 1

   This amendment is being filed to clarify or expand certain disclosure in Management's Discussion and Analysis of Results of Operations and Financial Condition, and in the Statements of Cash Flows for the Years Ended
December 31, 2000 and 1999, and in Notes 18, 20 and 21 to the Financial Statements.


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

   * The write-off of $112,556 in bad debt owed by a single customer. Early in 2001 the customer advised us that it had experienced a severe financial setback during the 4th quarter of 2000, and that its ability to pay its debt to Ultradata was in doubt. Prior to that correspondence, we had considered the customer to be fully capable of paying the receivable.

   * The write-off of $150,000 in excess obsolete inventory in the last quarter over and above our allocation of $11,000 per month. Management decided in the fourth quarter to discontinue the Ultrafinder product, rendering parts inventory specific to that product at Eastek obsolete. For the year we recorded $264,717 in reserves against obsolescence, including $238,303 due to the discontinuance of product lines (Ultrafinder, Sears Pathfinder, Road Mate, Road Whiz(tm) Companion, etc.) By comparison, in 1999 we recorded $202,705 in reserves against obsolescence, including $135,568 due to the discontinuance of product lines (POIS, Greensfinder, etc.).

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

     General and Administrative Expense. General and Administrative expenses increased 10.5% from 1999 to 2000, trailing the 16.1% increase in sales. General and administrative expenses had been increased at the end of 1999, however, by adjustments totaling $58,234 (consisting of a $46,614 write-off of a prepaid commission, an accrual of $45,077 in vacation expense due to a change in our employee vacation policy, and an adjustment of $6,543 to equity-based compensation, which were offset in part by a credit of $40,000 due to the cancellation of a consulting agreement and reversal of the related expense accrual). But, for those one-time adjustments, the increase in general and administrative expense from 1999 to 2000 would have been 13.7%.

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

     Other Income (Expense). During 2000, Talon Research and Development Company, Ltd. ("Talon") achieved a 55% increase in sales and a 40% increase in earnings compared to 1999. Talon management have advised us that they anticipate continued growth in 2001, albeit at a reduced rate due to market conditions. At the same time, however, Talon adopted an Employee Stock Ownership Plan (ESOP) during 2000. The issuance of shares to the ESOP resulted in a reduction of our share of Talon's equity to 22.6% from 24.9%. Therefore, our share of Talon's earnings for the year was offset, in part, by the amortization of goodwill that followed from the reduction in our equity in Talon. Talon, therefore, contributed $46,273 toward reducing our "Equity in losses of unconsolidated affiliates" in 2000, compared to a loss of ($9,585) in 1999. The loss in 1999 had been the result, in part, of offsetting our share of Talon's earnings by an amortization expense of $71,082.

     The financial results that Talon reports cannot be directly reflected in our financial statements, but must be adjusted to comply with U.S. accounting rules. The most significant adjustment arises from the fact that research and development expenses of the type incurred by Talon may be capitalized under New Zealand GAAP, but must be expensed under U.S. GAAP. Among the adjustments recorded to reflect our equity in Talon's results for 1999 was an adjustment to reflect differences in U.S. and New Zealand accounting principles, most of which was recorded in the fourth quarter in the amount of $186,620. This adjustment offset Talon's earnings, and resulted in the loss recorded in 1999 from our interest in Talon.

     Near the end of 2000 our joint venture partner in Influence Data, LLC, declared that it was unable to support the operations of DriveThere.com, as the partner's overall business had been seriously impaired by the collapse of the "dot com" market. We are reviewing with the partner possible avenues for realizing value from the Website. In the meantime, however, we have written the book value of our equity in Influence Data, LLC down to zero. The net effect of our interest in the joint venture, therefore, was an expense during 2000 of ($286,610) included in "Equity in losses of unconsolidated affiliates" and a one-time write-off of ($225,039) shown as "Impairment of investment". During 1999, by comparison, the fourth quarter adjustments that we recorded as a result of our interest in Influence Data, LLC included $60,386 representing our share of Influence Data's loss for 1999 and $11,147 representing amortization of our investment.


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


			  ULTRADATA SYSTEMS, INCORPORATED
			     STATEMENTS OF CASH FLOWS
		  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


					     2000            1999
					  -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                  $ (1,712,503)  $  (1,997,250)
Adjustments to reconcile net loss to
 net cash provided by (used in) operating
 activities:
 Deferred income tax provision                       -         476,149
 Depreciation and amortization                 226,083         259,870
 Provision for inventory obsolescence          264,717         202,705
 Equity in losses of unconsolidated
  affiliates                                   240,337          81,118
 Realized (gain) loss on investments           (10,601)        (22,602)
 Non-cash compensation expense                  16,191           6,540
 Bad debt expense on advances to affiliates    122,683          31,000
 Loss on disposal of property and equipment      8,695           6,969
 Provision for doubtful accounts               121,001               -
 Loss on investment impairment                 225,039               -
 Increase (decrease) in assets and liabilities:
   Trade accounts receivable, net              687,791       1,621,698
   Costs and estimated earnings on long-term
    contracts                                        -          95,534
   Inventories                                (389,549)      1,013,191
   Prepaid expenses and other current assets    84,053         696,834
   Accounts payable                              8,106        (784,008)
   Accrued expenses and other liabilities      (43,467)     (1,358,867)
   Tax benefit receivable                            -         231,227
   Deferred rent                                (7,464)         (7,464)
   Deferred compensation trust liability       (29,393)        (33,980)
					      --------       ---------
     Net Cash (Used In) Provided By
      Operating Activities                    (188,281)        518,664
					      --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in affiliated company             (200,000)        (66,813)
 Deferred compensation trust investments       (19,045)         30,158
 Capital expenditures                         (168,638)       (115,468)
 Restricted cash                              (356,836)       (398,373)
					      --------       ---------
     Net Cash Used In Investing Activities    (744,519)       (550,496)
					      --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchase of common stock at cost                  -          (2,125)
 Proceeds from issuance of redeemable
  preferred stock and common stock warrants  1,240,375               -
 Exercise of employee stock options            315,274               -
					      ---------       ---------
     Net Cash Provided By Financing
      Activities                             1,555,649          (2,125)
					     ---------       ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                              622,849         (33,957)

CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR  1,220,134       1,254,091
					     ---------       ---------
CASH AND CASH EQUIVALENTS-END OF YEAR      $ 1,842,983     $ 1,220,134
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
-------------------
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

In the fourth quarter of 1999, the Company recorded adjustments that increased net loss by approximately $450,000. These adjustments included $330,000 related to the investments in Influence Data, LLC and Talon, $40,000 for an increase in the inventory reserve for obsolescence, and $80,000 of various other expenses.

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
						   =========

      See Note 21 regarding the exchange of 1408 shares of Series A Preferred Stock for Convertible Promissory Notes.

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

(C) Exchange of Preferred Stock for Notes

    In August 2001, we exchanged 11.25% convertible promissory notes with a face value of $1,748,120 for 1408 preferred shares. The Company will satisfy the interest and principal on the notes with payments of $140,000 in Septemer, $70,000 in October, and $90,000 per month thereafter. The notes are convertible into common stock on the same terms as the Series A Preferred Stock, except that the cumulative conversions are limited to 20% of the trading volume for the 66 trading days preceeding the conversion.


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


August 21, 2001

/s/ Monte Ross
Monte Ross
Chief Executive Officer and Chairman of the Board


August 21, 2001

/s/ Ernest Clarke
Ernest Clarke
Chief Financial and Accounting Officer, Director


August 21, 2001
/s/ Mark L. Peterson
Mark L. Peterson
Director

August 21, 2001
/s/ Donald Rattner
Donald Rattner
Director

August 21, 2001
/s/ H. Krollfeifer, Jr.
H. Krollfeifer, Jr.
Director





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