Form 10QSB
period 2001-09-30
ULTRADATA SYSTEMS INC
filed 2001-11-19
CIK 931947

U.S. SECURITIES AND EXCHANGE COMMISSION

			   Washington, D.C.  20549

				  FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO ____________

			COMMISSION FILE NUMBER  0-25380


			ULTRADATA SYSTEMS, INCORPORATED
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

       Delaware                                      43-1401158
 ---------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

  1240 Dielman Industrial Court, St. Louis, MO                63132
 --------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)

  9375 Dielman Industrial Drive, St. Louis, MO                63132
 --------------------------------------------------------------------------
 (Former address of principal executive offices)            (Zip Code)


Issuer's telephone number, including area code:  (314) 997-2250

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

Class                                Outstanding as of  November 8, 2001
-------------------------------------------------------------------------
Common, $.01 par value                             3,249,533


Transitional Small Business Disclosure Format   Yes  [ ]  No  [X]


							   File Number
							     0-25380

			ULTRADATA SYSTEMS, INCORPORATED
				  FORM 10-QSB
			      September 30, 2001
				     INDEX

PART I - FINANCIAL INFORMATION                                  PAGE

  Item 1.  Financial Statements

	   Balance Sheets at September 30, 2001 (unaudited) and
	    December 31, 2000                                      3.

	   Statements of Operations for the three month and
	    nine month periods ended September 30, 2001
	    and 2000 (unaudited)                                   4.

	    Statements of Cash Flows for the nine months ended
	     September 30, 2001 and 2000 (unaudited)               5.

	    Notes to Financial Statements                          6.

  Item 2.  Management's Discussion and Analysis of Financial
	    Condition and Results of Operations                    7.

PART II - OTHER INFORMATION                                       11.

	  Signatures                                              11.




ULTRADATA SYSTEMS, INCORPORATED

Balance Sheets

					  September 30,   December 31,
					      2001            2000
					  (unaudited)
-----------------------------------------------------------------------
	  Assets

Current assets:
  Cash and cash equivalents              $   426,091      $  1,842,983
  Restricted cash                                  -           767,724
  Trade accounts receivable, net of
   allowance for doubtful accounts of
   $117,556                                  166,102           673,475
  Inventories                              1,735,933         1,780,255
  Prepaid expenses                           211,148           229,637
					   ---------         ---------
Total current assets                       2,539,274         5,294,074
					   ---------         ---------

Property and equipment, net                  464,408           617,794

Deferred compensation trust investments,
 available for sale                                -            84,605
Investment in Talon Research and
 Development, Ltd.                           797,251           825,757
Advances to affiliates                       150,000           150,000
Advertising credits                           62,421            62,421
Other assets                                   9,444             8,594
					   ---------         ---------
Total assets                             $ 4,022,798       $ 7,043,245
					   =========         =========

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                       $   155,686       $   164,319
  Accrued expenses and other liabilities      72,593           218,996
					  ----------        ----------
Total current liabilities                    228,279           383,315

Deferred rent                                    622             6,220
Deferred compensation liability                    -                 -
Note payable                               1,633,591            87,329
					  ----------        ----------
Total liabilities                          1,862,492           476,864

Stockholders' equity:
 Preferred Stock, $0.01 par value,
  4,996,680 shares authorized, none
  outstanding                                      -                 -
 Series A convertible preferred stock,
  3,320 shares authorized, 16 shares
  outstanding with a stated value
  of $1,000                                   16,000          1,616,000
 Common stock, $.01 par value;
  10,000,000 shares authorized; 3,575,704
  shares issued and outstanding September
  30,2001; 3,519,586 shares issued and
  outstanding December 31, 2000               35,757             35,196
 Additional paid-in capital                9,526,093          9,861,970
 Accumulated deficit                      (6,167,549)        (3,737,190)
 Treasury stock (326,171 shares at cost)    (942,311)          (942,311)
 Notes receivable issued for purchase of
  common stock                              (212,833)          (205,819)
 Accumulated other comprehensive (loss)
  income, net                                (94,851)           (61,465)
					   ---------          ---------
 Total stockholders' equity                2,160,306          6,566,381
					   ---------          ---------
Total liabilities, preferred stock, and
 stockholders' equity                     $4,022,798         $7,043,245
					   =========          =========


See accompanying summary of accounting policies and notes to financial statements.




ULTRADATA SYSTEMS, INCORPORATED

Statements of Operations

			       Three months ended        Nine months ended
				  September 30,            September 30,
			       ------------------       ------------------
			       2001          2000        2001         2000
				   (unaudited)              (unaudited)
-------------------------------------------------------------------------------
Net sales:                  $   139,503  $ 2,556,091  $   835,957  $  3,619,198
Cost of sales:                  570,422    1,801,524      985,072     2,524,068
			     --------------------------------------------------
Gross profit                   (430,919)     754,567     (149,115)    1,095,130
			     --------------------------------------------------

Selling expense                  96,804      178,900      302,786       346,348
General and administrative
 expenses                       538,056      626,506    1,678,876     1,661,496
Research and development
 expense                         81,347      114,448      306,707       286,538
			      -------------------------------------------------
Operating loss               (1,147,126)    (165,287)  (2,437,484)   (1,199,252)
			      -------------------------------------------------
Other (expense) income:
 Interest expense               (18,300)           -      (31,199)            -
 Interest and dividend income       215       47,215       59,157       131,570
 Equity in earnings (losses)
  of affiliates                  12,359       (3,998)      17,927      (129,086)
 Other, net                     (16,657)     151,031      (38,760)       68,762
			      -------------------------------------------------
Total other income, net         (22,383)     194,248        7,125        71,246
			      -------------------------------------------------
Earnings (loss) before income
 taxes                       (1,169,509)      28,961   (2,430,359)   (1,128,006)
Income tax                            -            -            -             -
			      -------------------------------------------------
Net earnings (loss)          (1,169,509)      28,961   (2,430,359)   (1,128,006)
			      =================================================
Less preferred stock
 dividends                     (160,610)     (68,680)    (252,279)   (1,128,427)

Net earnings (loss) available
 to common shareholders     $(1,330,119) $   (39,719) $(2,682,638) $ (2,256,433)
			      =================================================
Earnings (loss) per share-
 basic and diluted          $     (0.41) $     (0.01) $     (0.83) $      (0.71)
			      =================================================
Weighted Average Shares
 Outstanding:
 Basic and diluted            3,249,533    3,197,361    3,226,113     3,160,484
			      =================================================



See accompanying summary of accounting policies and notes to financial statements.



ULTRADATA SYSTEMS, INCORPORATED

Statements of Cash Flows

Nine months ended September 30, 2001 and 2000

					     2001            2000
						 (unaudited)
------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                  $(2,430,359)   $(1,128,006)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
  Deferred income tax provision                      -              -
  Depreciation and amortization                146,871        169,430
  Provision for inventory obsolescence         613,672              -
  Equity in losses (earnings) of
   unconsolidated affiliates                   (17,927)       129,087
  Realized (gain) loss on investments           13,046        (10,602)
  Gain on disposal of fixed asset               18,534              -
  Non-cash compensation expense                  2,544         13,993
  Bad debt expense on advances to affiliates         -        122,683
  Increase (decrease) in assets and liabilities:
   Trade accounts receivable                   507,373        110,312
   Inventories                                (569,350)      (129,678)
   Prepaid expenses and other current assets    10,625       (169,268)
   Accounts payable                             (8,634)       781,444
   Accrued expenses and other liabilities     (146,403)      (118,116)
   Deferred rent                                (5,598)        (5,598)
   Deferred compensation trust liability             -         (1,183)
   Other assets                                      -         23,636
					     ----------      --------
Net cash used in operating activities       (1,865,606)      (211,866)
					     ---------       --------
Cash flows from investing activities:
  Investment in affiliated company                   -       (200,000)
  Deferred compensation trust investments            -         (8,748)
  Capital expenditures                         (12,017)      (124,501)
  Restricted cash                              765,000       (356,731)
					     ---------       --------
Net cash provided by (used in) investing
  activities                                   752,983       (689,980)
					     ---------       --------
Cash flows from financing activities:
  Proceeds from issuance of redeemable
   preferred stock and common stock warrants         -      1,616,000
  Costs related to issuance of redeemable
   preferred stock and common stock warrants         -       (375,625)
  Repayment of notes payable                  (126,269)             -
  Repurchase of preferred shares              (178,000)             -
  Exercise of employee stock options                 -        314,625
					     ---------      ---------
Net cash provided by (used in)
  financing activities                        (304,269)     1,555,000
					     ---------      ---------
Net increase (decrease) in cash and cash
 equivalents                                (1,416,892)       653,154
Cash and cash equivalents at beginning
 of period                                   1,842,983      1,220,134
					     ---------      ---------
Cash and cash equivalents at end of period $   426,091    $ 1,873,288
					     =========      =========

Non-cash investing and financing
 Redemption of Rabbi Trust                 $    87,329    $         -
					     =========      =========
Conversion of preferred stock to
 common stock                              $    28,000    $         -
					     =========      =========
Conversion of preferred stock to
 notes payable                             $ 1,759,860    $         -
					     =========      =========


See accompanying summary of accounting policies and notes to financial statements.


		      ULTRADATA SYSTEMS, INCORPORATED

			    September 30, 2001

Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying interim financial statements included herein have been prepared by Ultradata Systems, Incorporated (the "Company"), without audit in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The Company's investment in Talon Research and Development, Ppty., Ltd., Auckland, NZ of 22.6% is accounted for using the equity method.

     In the opinion of management, the information furnished for the three-month and nine-month periods ended September 30, 2001 and 2000, includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 2001. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-25380).

Use of Estimates

     The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and adjustments by management, with consideration given to materiality. Actual results could vary from those estimates.

Reclassifications

     Certain 2000 balances have been reclassified to conform to the 2001 presentation. In the fourth quarter 2000, the Company changed the way it accounts for certain sales incentives, in accordance with EITF Issue
No. 00-25. Accordingly, the Company has restated the financial statements for the first and second quarters of 2000 to reflect this change. The Company reduced sales and selling expense by $8,282 in the first quarter and $37,193 in the second quarter. There was no such transaction in the third quarter.

Note 1. Nature of Operations

     The principal business activity of Ultradata Systems, Incorporated (the Company), located in St. Louis, Missouri, is the design, manufacture, and sale of hand-held electronic information products.


Note 2. Inventories

     Inventories consist of the following:

			 September 30,        December 31,
			     2001                  2000
			 (unaudited)
---------------------------------------------------------
Raw Materials            $ 1,030,121          $ 1,262,820
Work in Process               32,119               57,393
Finished Goods             1,450,422            1,020,803
			   ------------------------------
			   2,512,662            2,341,016
Reserve for obsolescence    (776,729)            (560,761)
			   ------------------------------
			 $ 1,735,933          $ 1,780,255
			   ==============================


Note 3. Prepaid Expenses

     Prepaid expenses consist of the following:


			 September 30,        December 31,
			     2001                  2000
			 (unaudited)
---------------------------------------------------------
Prepaid advertising       $   194,764         $   201,225
Prepaid insurance               8,005               5,461
Other prepaid expenses          8,379              22,951
			   ------------------------------
			  $   211,148         $   229,637
			   ==============================


Note 4. Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consist of the following:


			 September 30,       December 31,
			     2001                2000
			 (unaudited)
---------------------------------------------------------
Accrued vacation          $    31,052         $    82,990
Accrued sales commissions
 and royalties                      -              14,758
Payroll and payroll-related
 liabilities                   12,693              42,294
Accrued advertising                 -               1,563
Other                          28,848              77,391
			      ---------------------------
			  $    72,593         $   218,996
			      ===========================

Note 5. Preferred Stock Redemption

     During the three months ended September 30, 2001, the Company repurchased from preferred shareholders 58 shares of preferred stock for $70,000 cash.

Note 6. Preferred Stock Conversion to Note Payable

     On August 13, 2001, the holders of most of the Series A Convertible Preferred Stock exchanged their shares for Senior Subordinated Secured Convertible Promissory Notes with a value of $1,748,120 and interest at 11.25% per annum. This amount includes all accrued dividends to that date on the preferred stock plus a 10% premium on the face amount of the stock.

Note 7. Subsequent Events

     On November 8, 2001, the holders of the 11.25% Senior Subordinated Secured Convertible Promissory Notes converted $9,244.97 of interest accrued under the Notes into 83,288 shares of Common Stock. On November 14, 2001, they converted $4,660 of accrued interest into 27,508 shares of Common Stock.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	       YOU SHOULD NOT RELY ON FORWARD LOOKING STATEMENTS

     This quarterly report contains a number of forward-looking statements regarding our future prospects. Among the forward-looking statements are descriptions of our plans to restructure the marketing program for the Road Whiz(tm) line of products, to introduce Triplink(tm) and GPS products to the market, and to develop products based on a GPS/Internet technology. These forward-looking statements are a true statement of our present intentions, but are neither predictions of the future nor assurances that any of our intentions will be fulfilled. Many factors beyond our control could act to thwart Ultradata in its efforts to develop and market its products. Among these factors are:

   * The fact that our cash resources are insufficient to fund significant growth;
   * The difficulty of attracting mass-market retailers to a seasonal product like the Road Whiz(tm);
   * The breadth and depth of competition in the GPS market, which will make introduction of our product with a limited marketing budget difficult;
   * The difficulty of attracting qualified engineering and marketing personnel to our company.

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

     * During the first quarter of 2001 we shipped the first production units of our Travel*Star 24(tm), which combines our travel information with a GPS antenna to enable a driver to obtain his location and directions to his destination while he drives. Beta tests revealed some software bugs that have since been corrected, and an updated version should be ready for delivery early in 2002.

     * We started development of an enhanced version of our GPS product that will include a cellular transceiver to permit the driver to use the product to access the Internet while traveling. We have temporarily put further work on hold until the basic Travel*Star 24(tm) is in full production.

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

     The Company is actively pursuing the sale of its 22.6% ownership in Talon. Management is seeking substantially more than its investment, as it believes the market value of Talon shares is significantly greater than the present book value ($797,251).

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2001 Compared to Three and Nine Months Ended September 30, 2000

     Operating results for the third quarter of 2001 were significantly different from the third quarter of 2000. A large order in the third quarter of 2000 had no counterpart in 2001. On the contrary, the continuing softness in the economy, further depressed by the events of September 11, 2001, have seriously affected sales and earnings.

     Sales. During the three and nine months ended September 30,2001, net sales totaled $139,503 and $835,957, respectively, compared with $2,556,091 and $3,619,198, respectively for the same periods in 2000. These figures represent decreases of 94.5% and 76.9% for the three- and nine-month periods, respectively, representing significantly reduced demand for our traditional products in the present softening US economy.

     Gross Profit. Gross profit margin for the three- and nine-month periods ending September 30, 2001 were negative due to a write-off of $516,234 in obsolete inventory in September 2001. Most of this write-down consists of GPS engines the Company hopes to be able to use in 2001, at which time a portion of this loss item may be recovered. As a result, gross margins for the three- and nine-month periods were (308.9%) and (17.8%), respectively. Without the September write-down, gross margins would have been 61.2% and 43.9% for the three- and nine-month period, respectively.

     SG&A Expense. Selling expenses for the three- and nine-month periods ended September 30, 2001 were $96,804 and $302,786, respectively, compared with $178,900 and $346,348, respectively, for the corresponding periods in 2000. These figures represent a decrease of 45.8% and 12.3%, respectively, for the three- and nine-month periods in 2001 versus 2000. The primary reasons for the decrease is the reduction in overall sales and the attendant commissions that go with them. As a percent of sales the current costs are much higher. General and administrative expenses were slightly lower for the three months in 2001 due to cost cutting in the corporate office, but about the same for the nine months in 2001 as compared with the same periods of 2000. Success in reducing these costs is important to the continuing survival of the Company pending improved sales due to new products.

     R&D Expense. Research and development expense in the three-month period ended September 30,2001 decreased 28.9%. For the nine-month period they increased 7.0%. The quarter reduction reflect the recent cutback in personnel, whereas the nine-month slight increase reflects the fact that the capitalization of the TRAVEL*STAR 24 software tools developed over the last
21 months ended and the amortization of those costs began in the first quarter of 2001.

     The Company posted a net loss from operations of ($1,147,126) and ($2,437,484) for the three- and nine-month periods ended September 30, 2001, respectively, compared to a net loss from operations of ($165,287) and ($1,199,252) for the corresponding periods in 2000.

     Other Income. Other income (expense) for the three- and nine-month periods ended September 30, 2001 totaled ($22,383) and $7,125, respectively, compared with $194,248 and $71,246, respectively, for the corresponding periods of 2000. Talon's contribution was $17,927 for the nine-month period ended September 30, 2001 as compared with $136,944 for the same period in 2000.
The large difference between 2000 and 2001 is attributed to the four-fold increase in R&D for 2001 over 2000. US Generally Accepted Accounting Principles differ from those in New Zealand in that most research and development costs must be expensed in the US but may be capitalized in New Zealand. The R&D activity supports Talon's new-product development and general modernization of their product line.

     As a result of the foregoing, the Company posted a net loss available to common shareholders of ($1,330,119), or ($0.41) per basic and diluted common share, for the three-month period ended September 30, 2001, compared to a net loss available to common shareholders of ($39,719), or ($0.01) per basic and diluted common share, for the three-month period ended September 30, 2000.
The Company posted a net loss available to common shareholders of ($2,682,638), or ($0.83) per basic and diluted common share, for the nine-month period ended September 30, 2001, compared to a net loss available to common shareholders of ($2,256,433), or ($0.71) per basic and diluted common share, for the nine-month period ended September 30, 2000. The Company was required to record an imputed dividend as a result of its sale of Series A redeemable convertible preferred stock in May of 2000 of $160,610 and $252,279 during the three- and nine-month periods ended September 30, 2001, respectively, as compared with $68,680 and $1,128,427, respectively, for the corresponding periods in 2000.

FINANCIAL CONDITION AND LIQUIDITY

     At September 30, 2001`, the Company had $426,091 in cash and cash equivalents, compared to $1,842,983 at December 31, 2000. The Company's operating activities in the nine months ended September 30, 2001, used cash totaling $1,865,606, primarily due to its losses for the first nine months of the year. Accounts receivable decreased by $507,373 due to collections on sales in the first half of 2001. Inventories increased by $569,350 due to manufacturing for the deliveries in the fourth quarter, and accounts payable decreased by $8,634.

     Net cash provided by investing activities for the nine-month period ended September 30, 2001 totaled $752,983 compared to ($689,980) used in investing activities for the same period in 2000, which included additional investment in Influence Data, LLC, and reduced cash outlay for capital expenditures. The 2001 total also includes the recovery of the restricted cash by the expiration of the letter of credit in favor of Talon. Net cash used in financing activities for the three-month period ended September 30, 2001 was ($304,269) compared with $1,555,000 provided in the same period of 2000. The 2001 period included cash used to repurchase 58 shares of Series A Preferred Stock. In the comparable period of 2000, the preferred shares were subscribed, providing the bulk of the cash provided by financing activities.

     Our operating losses over the past three years have had an adverse effect on our working capital. Nevertheless, at September 30, 2001, we still had $2.31 million in working capital, which we believe to be substantially greater than most companies our size. There remains, however, one near-term liquidity issue: the cash needed for development of new products. The Company's $1 million credit facility with Southwest Bank expired on July 1, 2001. Management has obtained a $500,000 replacement facility with KBK Financial, an asset-based lender, which it believes will be sufficient, together with our own funds, to finance the purchase orders expected for the fourth quarter. We expect, therefore, given achievement of our fourth quarter forecast, to have sufficient capital resources to fund our operations for the next year and the foreseeable future.

     We have reduced staff, office space, and consulting expenses to bring our costs of doing business more in line with revenues. The Company is now able to function on much lower sales per year and is in a position to be profitable except for repayment of the outstanding debt.


		       ULTRADATA SYSTEMS, INCORPORATED
				     10QSB


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings:

	  None

Item 2.   Changes in Securities:

	  None

Item 3.   Defaults upon Senior Securities:

	  None

Item 4.   Submission of Matters to a Vote of Security Holders:

	  None

Item 5.   Other Information:

	  None

Item 6.   Exhibits and Reports on Form 8-K:

	  Exhibits:

	  None

	  Reports on Form 8-K:

	  Report dated August 13, 2001, regarding the exchange of Series A Preferred Stock for 11.25% Senior Subordinated Convertible Notes.



				  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 19, 2001                         /s/  Monte Ross
					  ---------------
					  Monte Ross, CEO
					  (Duly authorized officer and
					   principal financial officer)