Form 10KSB
period 2001-12-31
ULTRADATA SYSTEMS INC
filed 2002-04-01
CIK 931947

SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C.   20549
				 FORM 10-KSB
			   Annual Report Pursuant
			 to Section 13 or 15(d) of
		    the Securities Exchange Act of 1934

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

		      Commission File Number:   0-25380

			ULTRADATA SYSTEMS, INCORPORATED
	       ---------------------------------------------
	       (Name of small business issuer in its charter)

	   Delaware                                    43-1401158
 ----------------------------------------------------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)

	1240 Dielman Industrial Court, St. Louis, MO.        63132
	------------------------------------------------------------
	(Address of principal executive office)           (Zip code)

Issuer's telephone number, including area code: (314) 997-2250

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

		      Common Stock, $.01 Par Value
		      ----------------------------
			    (Title of Class)

     Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
					    Yes  [X]   No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to the Form 10-KSB.      [X]

   State the issuer's revenues for its most recent fiscal year:   $1,704,013

     The aggregate market value at March 12, 2002 of the voting stock held by non-affiliates, based on the closing price as reported by the National Quotations Bureau, was approximately $472,105. The aggregate market value has been computed by reference to a share price of $0.14 (The price at which stock was sold, or the average bid or asked price of such stock on March
12, 2002). All directors and more than five percent of stockholders of the Registrant have been deemed "affiliates" for the purpose of calculating such aggregate market value.

     The number of shares outstanding of the issuer's common stock, as of March 12, 2002, was 3,372,179

       Transitional Small Business Disclosure Format:   Yes [ ]   No  [X]

		   DOCUMENTS INCORPORATED BY REFERENCE:    None

	       YOU SHOULD NOT RELY ON FORWARD LOOKING STATEMENTS

     This annual report contains a number of forward-looking statements regarding our future prospects. Among the forward-looking statements are descriptions of our plans to restructure the marketing program for the Road Whiz(tm) line of products, to introduce Triplink(tm) and GPS products to the market, and to develop products based on a GPS/Internet technology. These forward-looking statements are a true statement of our present intentions, but are neither predictions of the future nor assurances that any of our intentions will be fulfilled. Many factors beyond our control could act against Ultradata in its efforts to develop and market its products. Among these factors are:

  * The fact that our limited financial resources may be insufficient to permit us to develop products and introduce them to the market.
  * The difficulty of attracting mass-market retailers to a seasonal product like the Road Whiz(tm);
  * The breadth and depth of competition in the GPS market, which will make introduction of our product with a limited marketing budget difficult;
  * The difficulty of attracting qualified engineering and marketing personnel to our company.

     There may also be factors that we have not foreseen which could interfere with our plans. In addition, changing circumstances may cause us to determine that a change in plans will be in the best interests of Ultradata. For this reason, you should not place undue reliance on any of the forward-looking statements in this report, as there is a significant risk that we will not be able to fulfill our expectations for Ultradata.

				   PART I

ITEM 1. BUSINESS

Overview

     Since 1987 we have been engaged in the business of manufacturing and marketing handheld computers that provide travel information. The products are based upon a data compression technology that we developed, portions of which we have patented. Recent developments in communications technology have opened up new opportunities for us to use our technology. Therefore, we still sell our handheld computers, but over the past three years we have been expanding the scope of our operations:

  * In 1998 we acquired a minority interest in Talon Research & Development, Ltd., which manufactured GPS (global positioning satellite) antennas that can be combined with our database to create a variety of travel products. In 2001, we liquidated our holding in Talon for cash and notes receivable, realizing a gain of $265,131.

  * In 1999 we helped to form a joint venture called Influence Data, LLC, which provides travel services, including directions, over the Internet. The "dot com" collapse in 2000 caused the entity to discontinue operations because of lack of capital and lack of market.

  * In 2001 we introduced, in joint venture with Rand McNally, the Rand McNally Triplink(tm), a handheld computer that enables the user to download travel information from the Rand McNally Website.

  * During the first quarter of 2001 we shipped the first beta-test units of our Travel*Star 24(tm), which combines our travel information with a GPS antenna to enable a driver to obtain his location and directions to his destination while he drives. The production release of this product is scheduled for the second quarter 2002.

  * We have completed development of the CarPad, which installs in the visor over the driver's seat in an automobile and provides door-to-door directions. The CarPad also contains organizer functions such as phone numbers, addresses, appointments, and to do lists on a large-text display. We intend to introduce CarPad to the market in 2002 at a retail price of approximately $50.

     Each of our consumer products is designed to allow the consumer to access useful information stored in a convenient manner. Our handheld computers generally sell at retail prices between $19.95 and $49.95 per unit. The products are in the three largest retail mass-market chains in the country plus many other locations. The new Travel*Star 24(tm) is offered at retail for about $400, which should make it very competitive in the auto aftermarket. Its portability and the fact that it requires no elaborate installation offer advantages over the more expensive in-car systems.

Handheld Travel Computers

The Road Whiz(tm) Line of Products

     Our core business is a line (currently 7 products) of hand-held computers that utilize our proprietary data compression technology to provide a library of information in a pocket-size box. Most of the products contain travel information, customized to specific markets, and so the flagship products have carried variations of the trademark "Road Whiz(tm)." Within the chip that powers a Road Whiz(tm) can be found information regarding over 100,000 services and amenities along the U.S. Interstate Highway System and directions on how to reach the service or amenity of choice. Some versions of the Road Whiz(tm) also contain information about services and attractions within the cities
linked by the Interstate Highway System.   The service information provided
by a Road Whiz(tm) product includes directions and mileage to gas stations, hotels, motels, hospitals, and 24-hour restaurants, as well as highway patrol emergency numbers. We sell our handheld products through independent sales representatives, mass merchandise retailers, catalog companies, department stores, office supply stores, direct mail promotions, luggage stores and selected television shopping channels.

     Among the hand-held products we currently offer are the following:

     Road Whiz(tm) Plus provides complete routing information for over 90 cities, giving driving distances, driving time and detailed directions.
A similar product made by Ultradata is sold by one of our major distributors under the name Auto Pilot. Our products are designed to be marketed by mass merchandise retailers. Ultra Road Whiz(tm) has similar capabilities, but is designed primarily for sale on the television shopping channels and to Wal-Mart.

     The Road Whiz(tm) RV Special adds to the standard Road Whiz(tm) features useful for an RV owner, such as the location of dump stations and the availability of parking for recreational vehicles at restaurants, and is sold through RV magazines and Camping World stores.

     AAA TripWizard(r) is the product of a joint effort between Ultradata and the American Automobile Association (AAA). During 1998, we entered into an agreement with AAA to develop an expanded database to include AAA's diamond-rated restaurants and lodging facilities, AAA-approved auto repair, camp grounds and attractions, as well as the AAA ratings, where available, for the facilities in our proprietary Interstate database. This expanded database has been incorporated into a hand-held travel computer called the TripWizard(r). TripWizard(r) is being marketed to AAA's affiliates, consisting of 93 clubs, 1,100 offices and over 41 million members in the United States, as well as to specialty retailers and Target.

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

     Distribution through mass merchandise channels accounted for over 87% of our revenue in 2001. We expect that a small group of mass-market channels will continue to dominate the market for our handheld computer products. The following table identifies the customers to whom over 10% of our sales were made in either of the past two years as well as other mass-market retailers that carry our products. It is not known at this time the effect of Kmart's bankruptcy on future sales to Kmart.


Channel of Distribution

			2001 Sales    % of Sales    2000 Sales   % of Sales
----------------------------------------------------------------------------
Wal-Mart                 $ 466,855        27.4%     $   16,375        0.2%
Target                   $ 380,532        22.3%     $  602,420        9.6%
Kmart                    $ 335,921        19.7%     $  454,270        7.2%
QVC                      $  74,921         4.4%     $        -          -%
Media Syndication Global $   8,960         0.5%     $2,499,300       38.9%
Preferred Customer's
 Guild                   $  10,192         0.6%     $2,111,625       33.5%

     Central to the new marketing strategy is our effort to develop a variety of distribution paths, so as to maximize our penetration of the potential market for our products. To date, in addition to our sales to retailers, the following types of distribution have been put in place:

  * Private Branding. The leading example of the private label marketing strategy was the introduction in 1998 of the AAA TripWizard(r) as a joint venture with the American Automobile Association.

  * Direct Response Marketing. Our largest customers during 2000 were Media Syndication Global and Preferred Customer's Guild. These distributors specialize in multi-media direct response marketing and have resources and expertise that can achieve high sales effectiveness at relatively low promotional cost. Their volume in 2001 was small due to over buying in 2000 and the downturn in the economy in 2001. We have received first-quarter 2002 orders from Preferred Customer's Guild amounting to $780,000 to indicate this channel is still viable.

     The objective of this new marketing strategy is an increase in sales revenue with a significant reduction in selling and administrative expense, as the costs attendant to direct retail marketing are reduced. Even though the exponential growth rate that we achieved in 1996 and 1997 is unlikely to be replicated, stabilization of our core business at even a modest level of profitability would provide a foundation on which we could pursue dynamic growth through our entry into the GPS and Internet markets.

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

Backlog

     As of December 31, 2001 our total backlog was approximately $360,600, compared to backlog of approximately $4,400 on December 31, 2000. The current backlog is due to orders from Preferred Customer's Guild.

Patents

     We own two patents that are utilized in our Road Whiz(tm) products. They provide us a technological advantage which, to date, has prevented any similar product from appearing. One patent covers our method of compressing data relating to travel information. This compression technology permits our travel products to store more data on smaller and less expensive memory devices. The second patent covers the methodology that enables our travel devices to account for changes that occur when the traveler crosses a state border.

Database Research

     A broad and accurate database is essential to the success of our products. For this reason, we have developed a systematic approach to updating our ROAD WHIZ database. A significant part of the ROAD WHIZ database is gathered and
verified by "Road Helpers."   Road Helpers are generally retirees and others
that travel extensively and report to us regarding the facilities they encounter. The data provided by the Road Helpers is, in turn, reviewed and augmented at our corporate headquarters along with use of publicly available information from chains and states on businesses and facilities.

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

GPS Products

Travel*Star 24(tm) GPS Auto Navigational System

     Taking advantage of our access to the Talon GPS receiver/antenna, we have developed a low cost, portable navigation unit for the automotive after-market, which we will market as the "Travel*Star 24(tm)." The Travel*Star 24(tm) utilizes the Talon GPS receiver and antenna to pinpoint the longitude and latitude of the moving vehicle. The unit is capable of calculating a route, displaying visual directions and distance as well as audible turn-by-turn prompts and warnings when the driver strays from the route. The Travel*Star 24(tm) also includes an expanded version of the proprietary and unique Road Whiz(tm) database, providing the driver directions to over 200,000 services across the U.S.A. As the driver travels, the GPS signals are referenced to the service database, so that the driver can instantly find businesses, hotels, service stations, rest stops, restaurants, hospitals, tourist attractions, airports, etc. in more than 250 metropolitan areas, as well as directions to over 12,000 smaller cities and towns.

     While there are a wealth of potential users for a GPS-based navigation system, we intend to target the Travel*Star 24(tm) to the 12-volt automotive after-market, which currently consists of over 150 million vehicles and grows by 15 million vehicles annually.

     Currently, between 600,000 and 1,000,000 GPS-based navigation systems are sold annually. These include installed original equipment such as "Neverlost" and "Visteon", which is generally priced in the $2,000 range; low-end hand-held units of very limited capability (generally approximately $200); and middle market units priced in the $600 to $1000 range. Examples across this middle range can be found in the lines of Magellan, Garmin and Lowrance. Travel*Star 24(tm) will compete in this range, as we expect it to have an initial retail price under $400. But the Travel*Star 24(tm) should have several competitive advantages over the middle market competitors:

  * Travel*Star 24(tm) is easier to use than other GPS products for cars;

  * Travel*Star 24(tm) provides audible prompts, whereas the competitors use a "moving map" that requires the driver to take his eyes off the road;

  * No other product in the middle price range can compute routes - the routes must be entered by the user;

  * Travel*Star 24(tm) can plan a route to 12,000 towns and cities;

  * Under development is a low-cost ($49.95) regional cartridge that can be added to Travel*Star 24(tm) to provide block-to-block navigation;

  * Travel*Star 24(tm) incorporates Ultradata's proprietary data compression technology to provide directions to over 200,000 services, a functionality for which the competition offers nothing comparable; and

  * Door-to-door, turn-by-turn directions from one address to another can be downloaded from a website through a PC to the Travel*Star 24(tm) as an added capability designed into the unit.

     The Travel*Star 24(tm) can easily fit into a briefcase or purse; so it is
portable to any rental vehicle.   Beta testing has been ongoing since December
2000, and we shipped the first production units in the first quarter of 2001. At that time we determined that additional beta testing was required. Full production and market introduction is planned for the second quarter of 2002.

     Travel*Star 24(tm) has taken much longer to complete than originally planned because the tasks and approach were much more difficult than anticipated. Nonetheless, Management feels that the result is a product that outstrips the competition in performance for the price. This assessment is derived from discussions with contacts in the retail markets at trade shows and elsewhere. We are, therefore, anticipating a positive reception when the product finally reaches the market in 2002.

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

Internet-Based Navigation

The Rand McNally Triplink(tm)

     In the latter half of 2001 we began marketing, in joint venture with Rand McNally, an Internet appliance that provides textual driving directions downloaded from the Rand McNally Website. Door-to-door driving directions to and from a multitude of locations can be downloaded and stored in the handheld unit, and later displayed by the unit one segment at a time, as needed. New data can displace old data any time the unit is reconnected to the computer. Thus, prior to each trip, the user can update his unit.

     The premium unit in our TRIPLINK(tm) product line, the Rand McNally TRIPLINK(tm), includes the ROAD WHIZ(tm) Interstate services database in pre-programmed memory as well as the download capability. The other unit in this line, the Rand McNally POCKET TRIPLINK(tm), is smaller and simpler, as it contains only the driving directions. This product family provides a low-cost, easy-to-use Internet appliance for Internet-connected computer users who travel.

     Sales of these products in 2001 fell far short of our expectations. After discussions with Rand McNally, we determined that a price reduction was called for. With TripLink now reduced in price to a point at which we can still achieve good margins, sales are beginning to accelerate.

     Initial pricing met with significant sales resistance. However, with TripLink reduced in price, sales began to accelerate.

CarPad Product

     This product combines the features of a TripLink with those of a personal digital assistant (PDA). The unit is designed to be mounted on the driver's visor and has a large-format display for easy reading at a glance. As with TripLink, door-to-door directions can be downloaded from a PC into the unit prior to departure. PDA organizer functions include addresses and phone numbers, "to-do" lists, and appointments with reminder alarms. Development of the product has been completed and market tests are being implemented in various venues to assess its potential market performance before production go-ahead. The product is expected to sell at approximately $50 retail.

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

     We plan to modify the Travel*Star 24(tm) to incorporate a cellular transceiver into the existing housing. Information in the vehicle would originate in and be displayed on the Travel*Star 24(tm), which has a four-line text display and a menu-driven "soft key" user interface. The Travel*Star 24(tm) also has a built-in GPS receiver, and can generate the necessary geo-coordinates to identify the vehicle's location. The vehicle's identity, its geo-coordinates, and any outgoing messages would be passed to the cellular transceiver for broadcast to the local phone cell, then transferred via the Internet to the "Home Base" PC.

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

     In 2001, the Company incurred $360,686 in research and development costs compared to $371,554 in 2000. Research activities for 2001 were primarily focused on continued development of Travel*Star 24(tm) and the CarPad products.

Employees

     The Company currently has 9 full-time employees, including four officers, all of whom are located at the Company's headquarters in St. Louis, Missouri. The Company employs three people in sales, customer service and shipping, one person in database research, three people in executive management and administration, one person in product development, and one person in inventory management. None of the Company's employees belong to a collective bargaining union. In addition, a number of part-time consultants are retained for database research, website development and maintenance, and software development. The Company has not experienced a work stoppage and believes that its employee relations are good.


Item 2. PROPERTIES

     Our headquarters, principal administrative offices, and research and development facilities are located in approximately 5,000 square feet of leased office space in an industrial building located at 1240 Dielman Industrial Court, St. Louis, Missouri. Approximately 2,000 square feet is temporary warehouse space leased month to month. The Company reduced the space occupied when its previous lease expired October 31, 2001 from 12,500 square feet to the 7,000 square feet identified above. The Company pays a monthly rent plus 31% of all building expenses under a new lease that expires October 31, 2003. The Company maintains no manufacturing operations on site and employs outside contractors to perform all of its manufacturing requirements.

     Aggregate rental expense totaled $107,502 for 2001, compared to $109,678 in 2000. The Company believes that its facilities are adequate for the Company's present and foreseeable requirements.


Item 3. LEGAL PROCEEDINGS

     Legal proceedings have been filed by the Company against SmartTime to recover funds loaned that SmartTime has refused to repay. These papers have been served and court proceedings are pending to decide the outcome of the dispute. SmartTime has filed a counter suit alleging breach of contract by the Company. In addition, the Company has submitted for arbitration a complaint of excessive fees charged by the previous auditors, BDO Seidman. Also the Kmart bankruptcy has made it necessary to institute legal proceedings to collect the $247,623 receivable now due as a result of sales to Kmart in the fourth quarter of 2001 prior to its filing Chapter 11.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders was held on November 7, 2001. At the meeting, the shareholders elected the Board of Directors as follows:

			  Shares For      Shares Against     Abstentions
-------------------------------------------------------------------------
Monte Ross               3,015,837          43,721                -
Ernest Clarke            3,017,914          41,644                -
Mark Peterson            3,017,914          41,644                -
Donald Rattner           3,017,914          41,644                -
H. Krollfeifer, Jr.      3,017,914          41,644                -

     The Shareholders also ratified the appointment of Weinberg & Company, P.A. as the Company's auditors by a vote of 3,041,227 shares for, 13,894 shares against, and 3,385 abstentions.


PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)     Market Information

     The following table sets forth the prices for the Company's Common Stock (OTC Bulletin Board: ULTR) for the eight quarters starting January 1, 2000 and ending December 31, 2001. Until June 27, 2001, the Company's stock was listed on the NASDAQ SmallCap Market. From that date until August 28, 2001, the stock was quoted on the Pink Sheets. Since August 29, 2001 the Common Stock has been quoted on the OTC Bulletin Board.


					Bid
			       High              Low
			     --------         --------
Quarter Ending

March 31, 2000                 7.00              4.75
June 30, 2000                  2.63              2.50
September 30, 2000             1.75              1.75
December 31, 2000              1.38              1.06

March 31, 2001                 1.687             0.75
June 30, 2001                  1.25              0.50
September 30, 2001             0.51              0.19
December 31, 2001              0.46              0.13


(b)    Shareholders

     At March 12, 2002, there were 109 registered stockholders of record of the Company's Common Stock. Based upon information from nominee holders, the Company believes the number of owners of its Common Stock exceeds 3,000.

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

     In 1999, therefore, we again shifted our focus, this time to mass market retailing, of the sort you associate with Kmart, Wal-Mart, and Target Stores, to name three of our new mass market customers. The reduction of our prices to mass market levels required major adjustments to our cost structure. So during the second half of 1999 and into 2000 we made the cuts and performed
the streamlining.   That effort, however, was frustrated, in part, by the
worldwide shortage in read-only memory (ROM) chips during 2000, the result of which was a $767,400 increase in our payments for chips. Nevertheless, our overall results for 2000 indicated that we were heading in the right direction, as we significantly reduced operating loss despite the increased chip expense. Our plan, therefore, was to continue to pursue mass market outlets for our handheld travel computers, with the expectation the reorientation of our marketing focus and the ancillary restructuring of our cost structure will eventually stabilize our handheld travel computers as a profitable line of business. Once we have re-established the handheld units as a stable foundation for our business, we can then devote our financial resources to our development projects without fear of being left without adequate resources to sustain operations.

     In 2001, however, sales in the poor economy became difficult. Our major customer in 2000 had excess inventory that was not eliminated until the end of 2001. Other customers were nervous about the holiday season and acquired less product inventory than they would have otherwise. The failure to achieve another successful product line besides the Road Whiz line also constrained sales. Specifically, the delay of Travel*Star 24(tm) has been a serious issue for the Company, as the development effort places demands on our financial and managerial resources while not producing revenues. Completion of Travel*Star 24(tm) and resultant sales along with Road Whiz product sales should elevate sales over 2001 levels.

Results of Operations

     Sales.  Sales for 2001 decreased by $4,597,223, or 73.0%, to $1,704,013 from 6,301,236 in 2001. Over 87% of 2001 sales were attributable to mass-market retailers, compared with 92% in 2000. However, the major customer in 2000 was a minor customer in 2001 due to excess inventory procured in 2000. This fact, together with the lack of sales from any new product line due to the delay in Travel*Star 24(tm) development, led to significantly lower sales. Our plan is to continue to pursue mass-market outlets for both our traditional products as well as new products just reaching market in 2002, and so grow sales in this fashion. To this end, as of April 2001 our customer list encompassed 5,000 stores carrying the Ultradata products. Sales in 2002 should also be aided by our Triplink(tm) joint venture with Rand McNally, Travel*Star 24(tm), and CarPad products. On the other hand, the fact that a small number of customers accounts for nearly all of our sales puts us at the risk that loss of a customer could reduce or reverse sales growth.


     Gross Profit. In spite of improvements in the efficiency of manufacturing operations, our gross margin in 2001 fell to $113,833, or 6.7% of sales, compared to $1,784,266, or 28.3% of sales in 2000, resulting in a $1,670,433 reduction in gross profit. The reasons for the low margins were:

  * Materials costs were still at 54% of sales, compared to 64% in 2000, partially due to the residual effects of the worldwide shortage of read-only memory (ROM) chips that affected gross margin significantly in 2000. Parts inventories acquired at the higher prices in 2000 were still being used in products sold in 2001.

  * The write-off of $446,110 in obsolete inventory, primarily in the third quarter, over and above our allocation of $11,000 per month. Most of this write-down consists of GPS engines. In addition, obsolete Ultrafinder units and Road Whiz units of an earlier design, as well as parts no longer used, were included in the write-off.

     Chip prices for 2002 are expected to return to 1999 levels and no more significant obsolescence write-off is expected in 2002. Had material costs been 40% of sales and write-off levels been limited to the $11,000-per-month allocation, gross margin would have been a respectable 44%. Therefore, we expect a gross margin approaching 40% to be achievable in 2002.


     Selling Expenses. During 2001, we incurred $534,593, or 31.3% of sales, in advertising, promotion, and marketing program expenses, as compared to $612,428, or 9.7% of sales, in 2000. The result was an overall reduction of about $200,000 in selling expense, but an increase in the percentage because of the low sales on the year and the fixed marketing costs. Our 2002 plan is geared to achieve selling costs of 10%-13% through cost control and increased base.

     Research and Development Expenses. Our research and development expense in 2001 was not significantly different than in 2000. We began the amortization of the Travel*Star 24(tm) software development tools in March of 2001 which somewhat offset the effect of R&D staff reductions.

     General and Administrative Expenses. Our G&A expenses in 2001 were not significantly different than in 2000. Legal and auditing expenses were up due to the extraordinary costs arising from the withdrawal of our original auditors after performing most of the audit work for 2001. Salaries and other compensation were reduced due to the personnel reductions in September.

     Other Expense. During 2001, the Company's 22.6% interest in Talon Research and Development Company, Ltd. ("Talon") was sold. The net gain on the investment was valued at $265,131. The entire $930,000 in cash proceeds from the sale went to reduce our long-term debt arising from the conversion of our outstanding preferred shares into convertible notes. The advertising credits purchased in 1999 were written off because the company holding them has filed for bankruptcy. We also wrote down the SmartTime debt pending the outcome of legal proceedings against SmartTime. These transactions coupled with other pluses and minuses of interest earned on our cash and interest paid on our debt netted out to ($184,138) in other expense.

     Net Loss. Our net loss for 2001 was ($3,573,337), or ($1.10) per basic and diluted share when $261,325 of preferred stock imputed dividends are taken into account, compared with ($3,169,128), or (1.00) per basic and diluted share in 2000 including $1,456,625 of imputed dividends.


LIQUIDITY AND CAPITAL RESOURCES

     Our operating losses over the past three years have had an adverse effect on our working capital. Nevertheless, at December 31, 2001 we had over $1.4 million in working capital and have improved that figure with sales in early 2002. Management feels that the Company has sufficient working capital to sustain our operations and introduce our new products, provided that we can realize our sales projections in our handheld business through our strategy of developing mass-market customers and opening new distribution channels.

     Our long-term liabilities were increased during 2001 due to the conversion of most of our preferred shares to convertible debt. The principal amount of the debt was then reduced as a result of the sale of the Company's interest in Talon, such that at year's end the long-term debt was $616,007.

     Because the Company has stabilized the cash requirements of our handheld business, its working capital and cash reserves appear to be sufficient to sustain over the coming year the level of business during 2001. In July 2001, Management obtained a $500,000 credit facility with KBK Financial, an asset-based lender, to finance production for purchase orders expected for the fourth quarter. The facility was not utilized in 2001. Liquidity requirements to fund the late-quarter production in 2002 are expected to be met by the credit facility from KBK Financial, if necessary.


Impact of Accounting Pronouncements

     The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards. SFAS No. 141, "Business Combinations" supersedes APB Opinion No. 16 and various related pronouncements. Pursuant to the new guidance in SFAS No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS No. 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

     SFAS No. 142, "Goodwill and Other Intangible Assets" supercedes APB Opinion No. 17 and related interpretations. SFAS No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. " SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

     SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

     SFAS No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

     The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.


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


PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table lists certain information regarding the officers and directors of the Company as of March 28, 2002:

NAME                     AGE      POSITION
-------------------------------------------------------------------------------
Monte Ross                69      Chief Executive Officer, Director
Ernest Clarke             62      President & Chief Financial Officer, Director
Mark L. Peterson          45      Vice President-Engineering, Secretary,
				   Director
Duane Crofts              64      Vice President-Sales & Advanced Products
Donald Rattner            68      Director
H. Krollfeifer, Jr.       61      Director

     Directors hold office until the annual meeting of the Company's stockholders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Background of Directors and Executive Officers:

     Monte Ross founded the Company in 1986 and has served as its Chief Executive Officer and Chairman since inception. He also served as President until April 2001. For over 20 years prior to founding the Company, Mr. Ross was employed by McDonnell Douglas Corporation (now Boeing) in a variety of positions. When he left McDonnell Douglas, Mr. Ross was Director of Laser Systems, responsible for the group of approximately 400 employees, which developed the first space laser communication system and first space laser radar. Mr. Ross is a Fellow of the Institute of Electrical and Electronic Engineers and the past President of the International Laser Communication Society. Mr. Ross was awarded a Master of Science degree in Electrical Engineering by Northwestern University in 1962. He is the father-in-law of Mark L. Peterson, the Company's Vice President-Engineering.

     Ernest Clarke has been a Director of the Company since it was founded in 1986. From August 1990 to June 1999 he served as Vice President - Government Programs. He then served as Company's Vice President - Controller from June of 1999 until April 2001. He was elevated to President in April 2001. For over 20 years prior to joining Ultradata, Mr. Clarke was employed by McDonnell Douglas Corporation (now Boeing) in a variety of positions. When he left McDonnell Douglas, Mr. Clarke was its Laser Product Development Manager with responsibility to supervise over 40 engineers. Mr. Clarke was awarded a Master of Science degree in Electrical Engineering by Stanford University in 1966.

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


Item 10. EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by, or paid by Ultradata to executives for services rendered in all capacities to Ultradata during each of the last three fiscal years. There was no other executive officer whose total salary and bonus for the fiscal year ended December 31, 2001 exceeded $100,000.


			     Annual                      Long-term
			  Compensation                  Compensation

Name & Position          Year    Salary        Bonus     Other (1)    Options

Monte Ross,              2001    $156,578      $   -     $     -
 Chief Executive Officer 2000    $156,278      $   -     $ 6,000          (2)
			 1999    $142,588      $   -     $ 6,000          (3)

Ernest Clarke            2001    $107,691      $   -     $     -
 President               2000    $102,275
			 1999    $ 87,888

Mark Peterson            2001    $100,601      $   -     $     -
 Vice President-Eng'g    2000    $103,009
			 1999    $ 83,381


   (1) Included premium payments for a life insurance policy on Mr. Ross, with his estate as beneficiary, discontinued in 2001.
   (2) During 2000 the Board's Stock Option Committee awarded Mr. Ross options to purchase an additional 7,000 shares of Common Stock at an exercise price of $1.50.
   (3) During 1999 the Board's Stock Option Committee awarded Mr. Ross options to purchase an additional 10,000 shares of Common Stock at an exercise price of $2.00.

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


     Leonard Missler, who was Vice President - Software Development until August 2001, has a Royalty Agreement with Ultradata dated September 14, 1989. The Agreement terminates on September 13, 2009. Mr. Missler specifies in the Agreement that he will keep confidential all of Ultradata's information regarding its technology and products. In exchange, the Agreement provides that Ultradata will pay Mr. Missler a royalty equal to 1% of net sales of Ultradata's ROAD WHIZ( products and 0.5% of net sales of other products incorporating the ROAD WHIZ( database. During the two years ended December 31, 2001 and 2000, royalty expense totaling $15,121 and $60,645, respectively, was recognized.

STOCK OPTION AWARDS

     The following table sets forth certain information regarding the stock options held by the Company's Chief Executive Officer on December 31, 2001. No options were granted during the year ended December 31, 2001:


AGGREGATED FISCAL YEAR OPTION VALUES


			  Number of securities
			  underlying                    Value of unexercised
			  Unexercised options at        in-the-money Options at
			  fiscal Year-end (#)(All       fiscal year end
Name                      Exercisable)                  (all exercisable)
-------------------------------------------------------------------------------
Monte Ross                     80,500                      $       -


Stock Option Plans

     We have two stock option plans: the 1994 Incentive Stock Option Plan and the 1996 Incentive Stock Option Plan. The material terms of the Plans are identical. Our shareholders have approved the issuance of options for 500,000 shares under the Plans. So far, options for 348,548 shares have been issued under the Plans, not including options that were issued and then
terminated when the employees left Ultradata.   Of the 348,548, options have
been exercised to purchase 105,123 shares of common stock. Options to purchase 243,425 remain outstanding.

     The Plans give the Board of Directors the authority to grant stock options. All of our employees, as well as our Directors and consultants who perform services for us are eligible to receive options. Some of these options may qualify under Section 422 of the Internal Revenue Code, which gives tax advantages to options that meet the qualifications. Stock options designed to qualify under Section 422 are referred to as "incentive stock options.
" All other stock options are referred to as "non-qualified stock options." The most important provisions of the Plans are the following:

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

     During 2001 the Company issued no additional incentive stock options. The following officers have received a cumulative total number of options shown below since the inception of the plans at the weighted-average exercise price given:

				 Number of          Average
Name                             Shares             Exercise Price
---------------------------------------------------------------------------
Monte Ross                       80,500             $     3.46
Mark L. Peterson                 62,000             $     3.13
Ernest Clarke                    38,500             $     3.32
Duane Crofts                     30,000             $     3.28

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

     There are 3,372,179 shares of our common stock outstanding. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include:

  * shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days, and

  * shares of common stock that would be issued today if the Senior Subordinated Convertible Notes were converted today.

     We do not, however, include these "issuable" shares in the outstanding shares when we compute the percent ownership of any other person.

Name and                   Amount and
Address of                 Nature of               Percentage
Beneficial                 Beneficial              of Outstanding
Owner (1)                  Ownership               Shares (8)
----------------------------------------------------------------
Monte Ross                 409,500(2)               11.86%
Mark L. Peterson           162,282(3)                4.73%
Ernest Clarke              169,352(4)                4.97%
Donald Rattner              29,000                   0.86%
H. Krollfeifer, Jr.         10,000                   0.30%

All officers and
directors as a
group (6 persons)          819,373(5)               22.87%

BH Capital
 Investments, L.P.         268,564(6)                7.38%
 175 Bloor St. East,
 7th Floor
 Toronto, Ontario
 Canada M4W3R8

Excalibur Limited
 Partnership               268,564(6)                7.38%
 33 Prince Arthur Avenue
 Toronto, Ontario
 Canada M5R1B2

Influence Incubator,
 LLC                       300,000(7)                8.53%
9666 Olive Street Road
St. Louis, Missouri   63132


(1) Unless otherwise indicated, the address of each of these shareholders is c/o Ultradata Systems, Incorporated, 1240 Dielman Industrial Court, St. Louis, Missouri 63132
(2) Includes 199,000 shares owned by Monte Ross, 100,000 shares owned by Harriet Ross, and 30,000 shares owned by the Monte Ross and Harriet J. Ross Living Trust. Mr. Ross and his wife share investment control over the trust; they may revoke it or amend it at will; and they receive all income from the trust during the life of either of them. Also includes options to purchase 80,500 shares.
(3) Includes 91,964 shares owned by the Mark L. Peterson and Ryia Peterson Living Trust and 8,318 owned by Ryia Peterson. Mr. Peterson and his wife share investment control over the trust; they may revoke it or amend it at will; and they receive all income from the trust during the life of either of them. Also includes options for 62,000 shares.
(4) Includes options for 38,500 shares.
(5) Includes options for 211,000 shares.
(6) Represents for each shareholder: (a) 29,311 shares of Common Stock which could have been acquired on March 28, 2002 on conversion of Senior Subordinated Convertible Notes (conversion being limited to 28% of the trading volume for the 66 trading days preceding conversion), plus (b) warrants to purchase 239,253 shares.
(7) Represents options to purchase 300,000 shares.
(8) In determining the percentage of outstanding shares, all presently exercisable options owned by the shareholder or the group are treated as having been exercised.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

Item 13. EXHIBITS, LIST, AND REPORTS

     (a) Financial Statements
	 List of Financial Statements Under Item 7 of this Report:

	 Report of Independent Certified Public Accountants

	 Balance Sheet as of December 31, 2001.

	 Statements of Operations for each year in the two-year period ended
	  December 31, 2001.

	 Statements of Stockholders' Equity for each year in the two-year period ended December 31, 2001.

	 Statements of Cash Flows for each year in the two-year period ended
	  December 31, 2001.

	 Notes to Financial Statements for each year in the two-year period ended December 31, 2001.

     (b)    Exhibits Index

	Exhibit Number

3-a.    Articles of Incorporation, and 1989 amendment. (1)

3-a(1) Amendment to Articles of Incorporation dated March 4, 1991, March 22, 1994, and November 18, 1994. (1)

3-a(2)  Certification of Correction of Articles of Incorporation. (1)

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

10-d.   Employment Agreement with Monte Ross.(1)

10-d(1) Extended Employment Agreement between the Company and Monte Ross (2)

10-e.   Employment Agreement with Mark L. Peterson.(1)

10-e(1) Extended Employment Agreement between the Company and Mark L.
	Peterson (2)

10-f.   Employment Agreement with Ernest Clarke.(1)

10-f(1) Extended Employment Agreement between the Company and Ernest Clarke (2)

10-g. Royalty Agreement dated September 14, 1989, between the Company and Leonard Missler.(1)

10-g(1) Modification Agreement dated November 4, 1995, to Royalty Agreement dated September 14, 1989, between the Company and Leonard Missler. (1)

10-h Option Agreement between the Company and Influence Incubator, L.L.C. dated May 30, 2000 - filed as an exhibit to the Company's Current Report on Form 8-K dated May 30, 2000 and incorporated herein by reference.

10-i Exchange Agreement dated August 6, 2001 relating to the exchange of Preferred Stock for Convertible Notes - filed as an exhibit to the Company's Current Report on Form 8-K dated August 13, 2001 and incorporated herein by reference.

21.    Subsidiaries - None.

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

     (c) Reports on Form 8-K

     Report dated December 20, 2001 concerning the sale of the Company's interest in Talon






			INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of:
Ultradata Systems, Incorporated

We have audited the accompanying balance sheet of Ultradata Systems, Incorporated as of December 31, 2001 and the related statements of operations and comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultradata Systems, Incorporated as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the financial statements, the Company has had recurring losses and a loss from current operations of $3,312,012 and a negative cash flow from operations of $2,147,625. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG & COMPANY, P.A.

Boca Raton, Florida
February 19, 2002


		       ULTRADATA SYSTEMS, INCORPORATED
				BALANCE SHEET
			      DECEMBER 31, 2001


				ASSETS
CURRENT ASSETS

 Cash and cash equivalents                   $    164,682
 Trade accounts receivable, net of
  allowance for doubtful accounts
  of $365,287                                     376,429
 Inventories, net                               1,346,492
 Prepaid expenses and other current assets         11,649
					       ----------
  Total Current Assets                          1,899,252

PROPERTY AND EQUIPMENT - NET                      413,270
						---------

OTHER ASSETS
 Notes receivable - long term                     225,394
 Other assets                                       5,444
						---------
  Total Other Assets                              230,838
						---------
TOTAL ASSETS                                 $  2,543,360
						=========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                            $     96,133
 Accrued expenses and other liabilities           272,146
 Notes payable - current                          110,991
						---------
  Total Current Liabilities                       479,270
						---------
LONG TERM LIABILITIES
 Notes payable - long term                        616,007
						---------
TOTAL LIABILITIES                               1,095,277
						---------

STOCKHOLDERS' EQUITY
 Preferred stock, $0.01 par value,
  4,996,680 shares authorized,
  none issued and outstanding                           -
 Series A convertible preferred stock,
  3,320 shares authorized, 16 shares
  outstanding with a stated value of $1,000        16,000
 Common stock, $0.01 par value, 10,000,000
  shares authorized, 3,698,350 issued
  and outstanding                                  36,983
 Additional paid-in capital                     9,573,281
 Accumulated deficit                           (7,049,202)
 Treasury stock (326,171 shares at cost)         (942,311)
 Notes receivable issued for purchase of
  common stock                                   (186,668)
						---------
TOTAL STOCKHOLDERS' EQUITY                      1,448,083
						---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  2,543,360
						=========

See accompanying notes to financial statements.



			ULTRADATA SYSTEMS, INCORPORATED
		STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
		       AS OF DECEMBER 31, 2001 AND 2000


					       2001             2000
					   ------------     ------------
NET SALES                                  $  1,704,013     $  6,301,236

COST OF SALES                                 1,590,180        4,516,970
					      ---------        ---------
GROSS PROFIT                                    113,833        1,784,266
					      ---------        ---------

OPERATING EXPENSES
 Selling                                        534,593           612,428
 General and administrative                   2,346,428         2,280,439
 Research and development                       360,686           371,554
					      ---------         ---------
  Total Operating Expenses                    3,241,707         3,264,421
					      ---------         ---------
OPERATING LOSS                               (3,127,874)       (1,480,155)
					      ---------         ---------
OTHER INCOME (EXPENSE)
 Interest and dividend income                    63,928           179,941
 Interest expense                              (104,699)                -
 Equity in gains (losses) of
  unconsolidated affiliates                        (651)         (240,337)
 Gain on sale of investment                     281,871                 -
 Impairment of investment                             -          (225,039)
 Impairment of advance to affiliate            (135,480)                -
 Impairment of advertising credits             (249,685)                -
 Loss on disposal of fixed assets               (18,754)           (8,695)
 Realized gain (loss) on sale of securities     (20,668)           10,601
 Other, net                                           -            51,181
					      ---------         ---------
  Total Other Income (Expense)                 (184,138)         (232,348)
					      ---------         ---------

LOSS BEFORE INCOME TAX EXPENSE               (3,312,012)       (1,712,503)
 Income tax expense                                   -                 -
					      ---------         ---------
NET LOSS                                     (3,312,012)       (1,712,503)
					      ---------         ---------
OTHER COMPREHENSIVE INCOME (LOSS)
 Foreign currency translation gain (loss)        48,420           (48,420)
 Unrealized gain (loss) on deferred
  compensation investments                       13,045           (50,874)
					      ---------         ---------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS),
 NET OF TAX                                      61,465           (99,294)
					      ---------         ---------
COMPREHENSIVE LOSS                         $ (3,250,547)    $  (1,811,797)
					      =========         =========
LOSS PER SHARE
 Net loss                                  $ (3,312,012)    $  (1,712,503)
 Preferred stock dividends                     (261,325)       (1,456,625)
					     ----------         ---------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS  $ (3,573,337)    $  (3,169,128)
					      =========         =========

Loss per share - basic and diluted         $      (1.10)    $       (1.00)
					      =========         =========
Weighted average shares outstanding -
 basic and diluted                            3,248,125         3,168,186
					      =========         =========


See accompanying notes to financial statements.

		       ULTRADATA SYSTEMS, INCORPORATED
		      STATEMENTS OF STOCKHOLDERS' EQUITY
		FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000




							       Notes
							       Receivable                     Other
						    Additional For                            Comprehensive
	       Preferred Stock     Common Stock     Paid-In    Common       Treasury Stock    Income       Accumulated
	       Shares Amount    Shares     Amount   Capital    Stock      Shares    Amount    (Loss)        Deficit     Total
----------------------------------------------------------------------------------------------------------------------------------
Balance,
December
 31, 1999          - $        - 3,410,000     $34,100 $9,851,894 $(197,117) 326,171 $(942,311) $ 37,829    $(2,024,687) $ 6,759,708

Exercise of
 94,523 employee
 stock options     -          -    94,523         945    313,680         -        -         -         -              -      314,625

Issuance of
 common stock
 for services      -          -     5,500          55     11,633         -        -         -         -              -       11,688

Issuance of
 stock options
 for Investment
 in Influence
 Data, LLC         -          -         -           -     55,981         -        -        -          -             -       55,981

Accrued interest
 on notes
 receivable issued
 for purchase
 of common stock   -          -         -           -          -    (8,702)       -        -          -             -       (8,702)

Issuance of
 preferred stock
 net of direct
 offering
 costs         1,600  1,600,000         -           -   (359,625)        -        -        -          -             -    1,240,375

Issuance of
 stock options
 to non-employee
 for services
 performed         -          -         -           -      4,503         -        -        -          -             -        4,503

Issuance of
 common stock
 in connection
 with preferred
 stock offering    -          -     9,563          96        (96)        -        -        -          -             -            -

Issuance of
 preferred stock
 in connection
 with preferred
 stock offering   16     16,000         -           -    (16,000)        -        -        -          -             -            -

Other comprehensive
 loss              -          -         -           -          -         -        -        -    (99,294)            -      (99,294)

Net loss, 2000     -          -         -           -          -         -        -        -          -    (1,712,503)  (1,712,503)
	       --------------------------------------------------------------------------------------------------------------------
Balance,
 December 31,
 2000          1,616 $1,616,000 3,519,586    $ 35,196 $9,861,970 $(205,819) 326,171 $(942,311) $(61,465)  $(3,737,190) $ 6,566,381


Conversion of
 preferred
 stock to
 common stock   (28)   (28,000)    56,118         561     27,439         -        -         -         -             -            -

Redemption of
 preferred
 stock         (164)  (164,000)         -           -    (30,950)        -        -         -         -             -     (194,950)

Conversion of
 preferred
 stock to
 notes
 payable     (1,408)(1,408,000)         -           -   (340,120)        -        -         -         -             -   (1,748,120)

Conversion of
 notes payable
 to common stock  -          -    122,646       1,226     14,869         -        -         -         -             -       16,095

Issuance of
 stock options
 to non-employee
 for services
 performed        -          -          -           -      2,544         -        -         -         -             -        2,544

Repricing of
 warrants         -          -          -           -     37,529         -        -         -         -             -       37,529

Change in
 notes receivable
 issued to
 purchase common
 stock, net of
 (interest) and
 cash payments    -          -          -           -          -    19,151        -         -         -             -       19,151

Other comprehensive
 gain             -          -          -           -          -         -        -         -    61,465             -       61,465

Net loss, 2001    -          -          -           -          -         -        -         -         -    (3,312,012)  (3,312,012)
	      --------------------------------------------------------------------------------------------------------------------
BALANCE,
 DECEMBER 31,
 2001            16   $ 16,000  3,698,350   $  36,983 $9,573,281 $(186,668) 326,171 $(942,311) $      -   $(7,049,202) $ 1,448,083
	      ====================================================================================================================


See accompanying notes to financial statements.



			ULTRADATA SYSTEMS INCORPORATED
			   STATEMENTS OF CASH FLOWS
		 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


						2001              2000
					     ----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                  $ (3,312,012)      $ (1,712,503)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization                 235,890            226,083
  Inventory reserve for obsolescence                  -             26,414
  Equity in losses of unconsolidated
   affiliates                                       651            240,337
  Realized (gain) loss on investments          (271,547)           (10,601)
  Non-cash compensation expense                       -             16,191
  Bad debt expense on advances to affiliates          -            122,683
  Loss on impairment of advertising credits     249,685                  -
  Loss on impairment of loan                    135,480                  -
  Loss on disposal of property and equipment     18,754              8,695
  Provision for doubtful accounts               271,500            121,001
  Loss on investment impairment                       -            225,039
  Write-down of inventory                       734,385                  -
  Repricing of warrants                          37,530                  -
  Changes in assets and liabilities:
   Trade accounts receivable, net                25,546            687,791
   Inventories                                 (300,622)          (151,246)
   Prepaid expenses and other current assets     33,874             84,053
   Accounts payable                             (53,669)             8,106
   Accrued expenses and other liabilities        53,150            (43,467)
   Deferred rent                                 (6,220)            (7,464)
   Deferred compensation trust liability              -            (29,393)
					      ---------          ---------
Net Cash Used In Operating Activities        (2,147,625)          (188,281)
					      ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in affiliated company               930,000           (200,000)
 Deferred compensation trust investments              -            (19,045)
 Capital expenditures                           (47,574)          (168,638)
 Restricted cash                                767,724           (356,836)
					      ---------          ---------
Net Cash Provided By (Used In) Investing
 Activities                                   1,650,150           (744,519)
					      ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of redeemable
  preferred stock and common stock warrants           -          1,240,375
 Exercise of employee stock options                   -            315,274
 Payments to preferred stockholders            (164,000)                 -
 Payments on notes payable                   (1,005,027)                 -
 Dividends paid to preferred stockholders       (30,950)                 -
 Payments received on subscriptions, net         19,151                  -
					      ---------          ---------
Net Cash (Used In) Provided By Financing
 Activities                                  (1,180,826)         1,555,649
					      ---------          ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                            (1,678,301)           622,849

CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR   1,842,983          1,220,134
					      ---------          ---------
CASH AND CASH EQUIVALENTS-END OF YEAR      $    164,682       $  1,842,983
					      =========          =========

Interest paid during the year              $     65,492       $          -
					      =========          =========
Taxes paid during the year                 $          -       $          -
					      =========          =========



See accompanying notes to financial statements.


SUPPLEMENTAL DISCLOSURE OF NON-CASH AND FINANCING ACTIVITIES:

During 2001, the Company issued to a consultant options with a fair value of $2,544 to purchase up to 2,575 shares of common stock.

During 2001, the Company received $300,000 of long-term notes receivable, having a net present value of $225,394, as part of the sale of the Company's investment in Talon.

During 2001, 28 shares of preferred stock, having a stated value of $28,000, were converted to 56,118 shares of common stock.

During 2001, 1,408 shares of preferred stock, having a stated value of $1,408,000, were converted to notes payable. Additionally, for the preferred stock converted to notes payable, an aggregate amount of $340,120 of accrued dividends from 2001 and 2000 were converted to notes payable.

During 2001, a portion of the notes payable in the amount of $16,095 was converted to 122,646 shares of common stock.

During 2001, the Rabbi trust that maintained deferred compensation investment funds was liquidated and the proceeds of $76,982 were distributed directly to the beneficiary.

During 2001, accounts payable was reduced by $14,520 with a corresponding reduction in advances to affiliates.

During 2000, the Company issued 300,000 common stock options to Influence Data, LLC with an aggregate fair value of $55,982.




			ULTRADATA SYSTEMS INCORPORATED
			NOTES TO FINANCIAL STATEMENTS
		       AS OF DECEMBER 31, 2001 AND 2000


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Nature of Operations

Ultradata Systems, Inc, (the "Company") was incorporated in the State of Missouri in March 1986 under the name of Laser Data Technology, Inc. The Company subsequently merged into its wholly owned subsidiary, Ultradata Systems, Inc., incorporated in the State of Delaware, and Laser Data was dissolved. The principal business activity of the Company, located in St. Louis, is the design, manufacture, and sale of hand-held electronic information products. The Company sells the products in the United States through direct marketing and through independent sales representatives, mail order catalogs and mass market retailers.

(B) Basis of Presentation

The financial statements include the equity in earnings of unconsolidated affiliates Talon Research & Development Co., Ltd. (Talon) of Auckland, New Zealand, and Influence Data, LLC. The investments in Talon and Influence Data, LLC are accounted for using the equity method. The Company had a 33.3% interest in Influence Data, LLC and a 22.6% interest in Talon (See Note 6).

(C) Use of Estimates

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and adjustments by management, with consideration given to materiality. Actual results could vary from those estimates.

(D) Cash and Cash Equivalents

For financial statement presentation purposes, cash and cash equivalents include deposits with initial maturities of less than three months, including money market accounts with investments in marketable securities.

(E) Revenue Recognition

Net sales are recognized when products are shipped. The Company has established programs, which, under specified conditions, enable customers to return product. The Company establishes liabilities for estimated returns at time of shipment. In addition, accruals for customer discounts and rebates are recorded when revenues are recognized.

(F) Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts.

(G) Property and Equipment

Property and equipment are stated at cost. Maintenance and repairs are expensed as incurred. Major improvements, which materially extend useful lives, are capitalized. The Company capitalizes certain software development costs in accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Costs of Software Developed or Obtained for Internal Use." Costs incurred for the Company's own personnel who are directly associated with software development are capitalized. Capitalized software costs will be amortized over an estimated useful life of five years. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets, generally five years. Leasehold improvements are amortized over the shorter of the term of the related lease or their useful life. The Company continually reviews property and equipment to determine that the carrying values are not impaired.

(H) Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company reviews long-lived assets to determine that carrying values are not impaired. During 2000, the Company recognized an impairment loss of $225,039 on its investment in Influence Data, LLC. During 2001, the Company recognized an impairment on advertising credits (See (J) below).

(I) Operating Lease

Lease expense on the corporate facilities is recognized on a straight-line basis over the primary term of the lease. The current lease does not provide for accelerating rent over the lease term. Accordingly, no deferred rent has been recorded in the Company's balance sheet.

(J) Advertising

The Company expenses the production costs of advertising the first time advertising takes place, except for direct response advertising, which is capitalized and amortized over its expected period of future benefits. The Company accounts for barter transactions under Accounting Principles Board No. 29 "Accounting for Nonmonetary Transactions." During 1999, the Company exchanged slow moving inventory having a fair value of $249,685 after a write-down for obsolescence, for advertising credits. The Company did not use any of these advertising credits and as such has not recorded any advertising expenses related to these credits during the year ended December 31, 2001 and 2000. During 2001, the entity that offered the advertising credits filed for bankruptcy. Thus, the Company recognized an impairment loss on the unused advertising credits which had been included in prepaid expenses ($187,264) and other non current assets ($62,421) for an aggregate loss of $249,685.

Advertising expense totaled $161,341 and $202,705 for the year ended December 31, 2001 and 2000, respectively.

(K) Goodwill

The excess of the purchase price of net assets acquired in equity investments over their fair value is being amortized on a straight-line basis not to exceed 10 years.

(L) Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, trade accounts receivable, accounts payable, and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of the instruments. Long-term notes receivable that do not bear interest are discounted by an interest rate commensurate to the Company's estimated incremental borrowing rate.

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

(N) Deferred Compensation Trust Investments

Investments are stated at the estimated fair value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

The deferred compensation trust represents contributions made by the Company to a Rabbi trust. The Company maintained investments in U.S. government agency securities or corporate stocks. The amounts are restricted from use for operational purposes, and investment decisions are made by the trust beneficiary (See Note 9).

(O) Royalty Expense

Royalty expense is recognized on a pro rata basis as units are sold during the same period in which the related unit sales were recognized.

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

(Q) Loss Per Share

Basic loss per share is calculated by dividing net loss for the period (less preferred stock dividends) by the weighted average number of shares of common stock outstanding during the period. The assumed exercise of stock options and warrants is included in the calculation of diluted earnings per share, if dilutive.

(R) Stock-Based Compensation

In accordance with Statement of Financial Accounting Standards No. 123 (SFAS No. 123), the Company has elected to account for stock options issued to employees under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpretations. The Company accounts for stock options issued to consultants and for other services in accordance with SFAS No. 123.

(S) New Accounting Pronouncements

The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards. SFAS No. 141, "Business Combinations" supersedes APB Opinion No. 16 and various related pronouncements. Pursuant to the new guidance in SFAS No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS No. 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

SFAS No. 142, "Goodwill and Other Intangible Assets" supercedes APB Opinion
No. 17 and related interpretations. SFAS No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. " SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

SFAS No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

(T) Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash balances at one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2001, the Company's uninsured cash balances were approximately $74,000.

(U) Business Segments

The Company applies Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company operates in one segment and therefore segment information is not presented.

(V) Interest On Impaired Loans

The Company does not accrue additional interest on loans once the loans have been deemed impaired.

NOTE 2  INVENTORIES

Inventories (net) at December 31, 2001 consist of the following:

     Raw materials     $   831,318
     Work in process             -
     Finished goods        515,174
			  --------
		       $ 1,346,492
			 =========
At December 31, 2001, the Company has reserved $449,487 for obsolete inventory.

NOTE 3  PROPERTY AND EQUIPMENT

Property, plant and equipment at December 31, 2001 consist of the following:

     Research and development equipment             $   39,997
     Tooling and test equipment                        637,072
     Office furniture and equipment                    318,584
     Sales displays                                     52,101
     Leasehold improvements                             29,989
     Construction in progress - software               314,113
						     ---------
						     1,391,856
     Less accumulated depreciation and amortization    978,586
						     ---------
						    $  413,270
						     =========
Depreciation and amortization expense for the years ended December 31, 2001 and 2000 totaled $235,890 and $226,083, respectively. During 2001, the Company began amortizing the capitalized costs of the TRAVEL*STAR 24 when shipments to customers commenced.

During 2001, sales of the TRAVEL*STAR 24 were suspended when it was discovered that the units contained errors that required additional work to correct. The costs incurred to correct the errors are being expensed as incurred. The Company plans to reintroduce the TRAVEL*STAR 24 in the market during the second quarter of 2002.

NOTE 4  ADVANCES TO AFFILIATES

On July 1, 1998, the Company entered into a joint development and marketing agreement with a privately held company based in McLean, Virginia. The
Company transferred certain software and documentation of its service software in exchange for a $400,000 promissory note bearing interest at the Federal prime rate. In addition, the Company leased computer equipment to the affiliate at favorable rates. The Company advanced $50,000 in a promissory note, due June 30, 2000 with interest at 6.36% to expand equipment capabilities to support the proposed network. The agreement also includes a provision for the Company to advance to the affiliate up to $400,000 in additional funds to complete network development, of which $200,000 was advanced as of December
31, 2000.  These advances were incorporated in a promissory note due January
1, 2002, which provides for the Company to be entitled to 50% of the operating revenue of Sci-Com (formerly SmartTime Networks) (excluding only non-reoccurring engineering services provided by the affiliate). The agreement also provides for the optional conversion of the loan into a 10% equity interest in the privately held company, at the Company's sole discretion.
The Company is currently pursuing legal actions to collect on the aggregate amount of $744,950 (including interest of $94,950) due from Sci-Com and has reserved the entire amount at December 31, 2001. An impairment loss of $135,480 and a reduction in the account payable of $14,520 due to Sci-Com with a corresponding increase of $150,000 in the reserve account was recognized during 2001.

NOTE 5  NOTES RECEIVABLE

A $150,000 face value promissory note was received from each of two principals of Talon for aggregate notes receivable of $300,000. Since the notes do not bear interest for the first three years, the notes were discounted by 10% per year for three years to an aggregate net present value of $225,394. During years four and five, the notes bear 5% simple interest per year. The notes are payable on the earlier of (1) December 11, 2006, at which date $330,000 would be payable or (2) the date on which a signer sells 20% of his Talon interest or (3) the date on which Talon is acquired by or merged into another entity or (4) the date on which Talon sells equity to the public (See Note 6(C)).

NOTE 6  INVESTMENT IN AFFILIATES

(A) Investment in Influence Data, LLC

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

The Company's one-third interest in Influence Data, LLC is accounted for using the equity method of accounting and is stated at amortized cost plus equity in undistributed earnings since acquisition. The equity in earnings of Influence Data, LLC is adjusted for the annual amortization of the difference between the acquisition cost and the Company's proportionate share of Influence Data, LLC's members' equity net assets. Amortization is computed on a straight-line basis over ten years. During 2000, the Company's proportionate share of losses through September 30, 2000 was $227,226. During the fourth quarter 2000, the Company was notified that Influence Data, LLC was having funding problems and ceasing operations. The Company also recognized an impairment loss on its investment of $225,039.

(B) Investment in Talon Research & Development Co., Ltd.

On March 23, 1998, the Company acquired an 18.9% interest in Talon for $282,500. In August 1998, the Company acquired an option to purchase additional shares in Talon for $312,147. During 1999, the option to purchase additional shares was amended, and the above amount was utilized to purchase an additional 6% interest in Talon. Legal and consulting costs associated with the acquisition and option to purchase additional shares are capitalized as part of the cost of the investment, and totaled $124,108 for the year ended December 31, 1999. During 2000, the Company's interest decreased from 24.9% to 22.6% based on a 10% increase in Talon's outstanding shares due to incorporation of an employee stock option plan for Talon employees.

The Company's interest in Talon is accounted for using the equity method of accounting and is stated at amortized cost plus equity in undistributed earnings since acquisition. The equity in earnings of Talon is adjusted for the annual amortization of the difference between acquisition cost and the Company's proportionate share of Talons' net assets. Amortization is computed on a straight-line basis over nine years. The unamortized difference between the investment cost and the Company's proportionate share of Talon is $428,592 and $487,458 at November 30, 2001 (prior to the Company's sale of its interest) and December 31, 2000, respectively. The Company's share of the earnings for 2001 and 2000 were $58,212 and $173,383 after accounting for the differences between New Zealand GAAP and US GAAP. As discussed above, the earnings were further reduced by amortization of $58,865 (through November 30, 2001) and $90,488 during 2000 and a write-down of the investment of $32,794 associated with the change in ownership during 2000 (See Note 10).

(C) Gain on Sale of Investment in Talon

In December 2001, the Company sold its 22.6% interest in Talon. As of November 30, 2001, the investment in Talon had a balance of $873,523, which was comprised of the amortized cost plus equity in undistributed earnings since acquisition. The proceeds received consisted of $930,000, which was paid directly to preferred stockholders (See Note 8), $300,000 of notes receivable (having a net present value of $225,394) from two of Talon's stockholders (See Note 5), for an aggregate amount of $1,155,394. The resulting gain of $281,871 was recognized as other income in the financial statements herein.

In addition to the above transactions, the Company supplied Talon with components for assembly. Talon charged the Company a total of $138,656 for the assembly of various products, which were then sold by the Company and the related liability was fully paid. A net balance of $0 and $70,144 was receivable from Talon by the Company at December 31, 2001 and 2000, respectively, and was included in trade accounts receivable.

NOTE 7  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at December 31, 2001 consist of the following:

     Accrued sales commissions and royalties     $  141,811
     Accrued payroll                                 23,655
     Accrued vacation                                45,406
     Other                                           61,274
						    -------
						 $  272,146
						    =======
NOTE 8  NOTES PAYABLE

On August 13, 2001, the Company entered into an exchange agreement whereby 1,408 of the remaining Preferred Shares (all but 16 of the Preferred Shares) were exchanged for two identical (except for the holder) 11.25% senior secured convertible promissory notes whose principal amount equals the sum of (1) the stated value of the Preferred Shares ($1,408,000), (2) cumulative dividends since issuance ($199,320), and (3) a premium (deemed an additional dividend) equal to 10% of the stated value of the Preferred Shares ($140,800) for an aggregate amount of $1,748,120. Each of the two notes called for three monthly payments of $35,000 followed by monthly payments of $45,000 thereafter until the notes were satisfied. Under the payment terms, the Company made payments totaling $140,000 in September, but suspended payments due to limited cash flow pending a resolution of the negotiations regarding the sale of its investment in Talon. The agreement also provided for a 10% interest accrual on any principal outstanding on June 1, 2002. The conversion cap of the Preferred Shares was also amended to limit the number of common shares into which the Preferred Shares could be converted during 2001 to 20% of the cumulative trading volume for the 66 trading days preceding conversion. In the same transaction, the exercise price of the warrants was reduced from $5.00 to $1.50 per share (See Note 13(C)).

On December 11, 2001, the Company amended its agreement with the note holders. The amendment provided that the Company would instruct the buyer of its investment in Talon (See Note 6(C)) to wire the $930,000 proceeds directly to the note holders in order to reduce the Company's liability under the notes. The amendment also (1) reduced the aggregate monthly obligation under the notes from $90,000 to $15,000 per month, (2) eliminated the 10% interest accrual that had been scheduled for June 1, 2002, (3) eliminated the Company's obligation to register with the SEC the shares underlying the notes, and (4) raised the conversion cap of the notes to 28% of the cumulative trading volume for the 66 trading days preceding conversion. Finally, the exercise price of the warrants held by the note holders was reduced from $1.50 to $.50 (See Note 13(C)).

Notes payable at December 31, 2001 consist of the following:

     Notes payable in monthly installments of
     $15,000, including interest at 11.25%,
     secured by substantially all of the Company's assets   $ 726,998

     Less: current portion                                   (110,991)
							      -------
							    $ 616,007
							      =======
Required principal payments (including current maturities) on notes payable at December 31, 2001 are as follows:

				Year           Amount
				----         ----------
				2002         $ 110,991
				2003           116,589
				2004           130,403
				2005           145,855
				2006           163,136
			  Thereafter            60,024
					      --------
					     $ 726,998
					      ========

Interest expense for the years ended December 31, 2001 and 2000 was $104,699 and $0, respectively. Of the interest recognized in 2001, $37,529 relates to the repricing of warrants (See Note 13(C)).

NOTE 9  DEFERRED COMPENSATION

Deferred compensation represents the market value of investments made by the Company in conjunction with a deferred compensation arrangement with the Company's former President for services provided prior to 1991. Five annual payments of $12,800 were paid through December 31, 1995 to a Rabbi trust for the benefit of the Company's CEO. A distribution to the beneficiary of $36,850 was made during 1999. During 2001, the trust account was closed after the investments were sold and a final distribution was made to the beneficiary. Accordingly, a net loss of $10,324 was recognized during 2001.

NOTE 10 LINE OF CREDIT

In April 1999, the Company negotiated a lending agreement with Southwest Bank of St. Louis that provided a credit facility of $1 million, secured by the Company's accounts receivable and inventories, which expired on July 1, 2001. The Bank reserved against this line of credit a $400,000 Standby Letter of Credit related to the guarantee of Talon's line of credit discussed below.

During 2000, the Company renewed and increased its agreement to be guarantor on a line of credit from the original amount of $400,000 to $765,000 issued to Talon GPS, LLC, by a commercial bank in Hong Kong. The new amount guaranteed was $765,000, in accordance with an agreement whereby the Company was required to be a guarantor of Talon's line of credit in proportion to the Company's ownership share in Talon. The agreement also stated that should the Company elect not to renew the Standby Letter of Credit, Talon would have the right to repurchase its shares or any portion thereof from the Company at the fair market value determined by an appropriate expert.

In connection with the Company's guarantee agreement with Talon, the Company was contingently liable for an irrevocable letter of credit in favor of a Hong Kong bank for an aggregate amount not to exceed $765,000. This letter of credit expired on August 31, 2001. Although the Company did not sell its interest in Talon until December 2001, (See Note 6(C)) the Company negotiated with Talon, the bank where the Company had secured a line of credit, and the preferred stockholders to allow the Standby Letter of Credit to expire and remove the restriction on the Company's money market funds provided the Company sold its interest in Talon. Prior to the expiration of the letter of credit, the funds were classified as restricted cash. After the expiration of the letter of credit, the funds were unrestricted and used in the operations of the Company.

NOTE 11 COMMITMENTS AND CONTINGENCIES

(A) Operating Lease

The Company renewed its operating lease whereby it reduced the size of its corporate facilities as of November 1, 2001. The lease is an operating lease, which expires October 31, 2003. The Company pays monthly rent of $3,779, plus 22% of all building expenses. The Company also occupies adjoining warehouse space on a month-to-month basis at a rate of $1,275 per month.

Future minimum lease payments under the operating lease at December 31 consist of the following:

				   Year               Amount
				   ----              --------
				   2002              $ 45,351
				   2003                37,793
						      -------
						     $ 83,144
						      =======

Rent expense totaled $107,502 and $109,678 for the years ended December 31, 2001 and 2000, respectively.

(B) Royalty Agreements

On September 14, 1989, the Company entered into a twenty-year royalty agreement relating to its ROAD WHIZ product. After 20,000 ROAD WHIZ had been sold, the agreement thereafter provides for a 1% royalty payment on net sales of the ROAD WHIZ product and 0.5% on the Company's other products that incorporate the ROAD WHIZ database. Royalty payments are made quarterly until September 13, 2009. During the years ended December 31, 2001 and 2000, royalty expense totaled $15,121 and $60,645, respectively.

On December 29, 1998, the Company entered into a three-year royalty agreement with a consultant with regard to the AAA TripWizard for 1% of sales to customers other than their own, for which they earn their normal independent sales representative commissions. During the years ended December 31, 2001 and 2000, royalty expense totaled $5,075 and $10,958, respectively. This agreement expired December 28, 2001 and was not renewed.

On September 15, 1998, the Company entered into a three-year royalty agreement with AAA related to the AAA TripWizard. The terms are automatically renewable for one year and amount to 10% of the wholesale price on sales other than through AAA stores and $1.00 per unit on AAA sales. This agreement recognizes the benefit of the AAA logo and data and their promotion of the product through their travel stores. During the years ended December 31, 2001 and 2000, royalty expense totaled $44,844 and $55,320, respectively. On September 15, 2001, this agreement automatically renewed for an additional year.

On April 19, 2001, the Company entered into a three-year royalty agreement with Rand McNally. The agreement renews automatically for one-year periods up to a maximum of five additional years unless terminated earlier. The agreement calls for the Company to pay a royalty of 10% of net sales of the TripLink and Pocket TripLink devices that contain the Rand McNally logo or $1.50 for each device sold, whichever is greater. For the first year of the agreement, the Company guarantees a minimum payment of $150,000, and must pay an additional $50,000 if 50,000 or more devices are sold. The guaranteed annual minimum for each subsequent anniversary year increases to 115% of the amount of the royalties due (inclusive of the guaranteed annual minimum) for the previous year. In addition to the per unit royalty, the Company must pay
(1) a royalty of $.01 to $.02 for each route created by authorized users of the services provided by the agreement, (2) a royalty of $.48 to $.62 for each Pocket Road Atlas ordered from Rand McNally, and (3) a $0.12 license fee for each Pocket Road Atlas shipped to customers. During the years ended December 31, 2001 and 2000, royalty expense totaled $145,421 and $0, respectively.
The agreement was modified in February 2002 (See Note 21).

(C) Factoring Agreement

On July 3, 2001, the Company entered into a one-year accounts receivable factoring agreement with KBK Financial, Inc. for a maximum facility of $500,000. Under the agreement, the factor will advance 80% of the face value of accounts receivable from certain customers of the Company. The Company is charged a fixed and variable percentage fee based upon the length of the collection period. All of the Company's accounts receivable, contracts, inventories and intangibles are pledged as collateral under this agreement. Under the terms of the agreement, the Company must pay a minimum of $1,500 in fixed discount costs each month. In November 2001, the agreement was amended whereby the minimum fixed discount costs were reduced to $400 each month. The Company has not utilized this factoring agreement as of December 31, 2001.

NOTE 12 STOCKHOLDERS' EQUITY

(A) Authorized Common and Preferred Stock

On August 5, 1996, the Company amended its certificate of incorporation to 5,000,000 authorized shares of $.01 par value preferred stock and 10,000,000 authorized shares of $.01 par value common stock.

(B) Convertible Preferred Stock

(i) Original Terms

On May 16, 2000, the Company received from two investors gross proceeds of $1,600,000 for 1,600 Series A Convertible Preferred Shares (the "Preferred Shares") and 478,506 Common Stock Purchase Warrants ("Warrants") (See Note 13(C)). An additional 16 Preferred Shares were issued to a consultant as a commission. The Preferred Shares have no voting rights, except as to matters which directly affect the rights of holders of Preferred Shares. The holders of Preferred Shares are not entitled to any cash dividends. However, they accrue an additional 11.25% per annum (or 22.5% if the Common Stock is de-listed by NASDAQ) for purposes of conversion, redemption, and liquidation ($2,929 and $113,625 at December 31, 2001 and 2000). The main points of the Preferred Shares were as follows:

  1. The Preferred Shares have a liquidation preference, upon the liquidation of the Company or its bankruptcy or certain other events, equal to their $1,000 face value plus an accrued amount equal to 11.25% from the date of their issuance (22.5% if the Common Stock is delisted by NASDAQ).

  2. The Preferred Shares, combined with the additional 11.25% per annum, may be converted into Common Stock at any time at the option of the holders. If not previously converted, the Preferred Shares will automatically convert into Common Stock on May 15, 2003. The conversion rate will be the lower of $3.50 or 75% of the 5-day average closing bid price, subject to certain anti-dilution rights and to the Floor. The "Floor" was originally $2.50 and applies only during the first 18 months after issuance of the Preferred Shares. Under the terms of the Preferred Shares, the floor price was initially adjusted to $2.00, then to $1.50. In March 2001, the floor was eliminated. The intrinsic value of this beneficial conversion feature has resulted in deemed dividends of $811,189.

  3. At the time the shares were issued, the Company undertook to obtain shareholder approval of the conversion of the new securities and to register the underlying common stock for public resale. If the Company had not satisfied those conditions, the Investors had a right to require the Company to repurchase any Preferred Shares that could not be converted into free-trading common stock due to that limitation. The redemption price would have been the greater of (a) 130% of face value plus 11.25% of face value from date of issuance or (b) the difference between the conversion price of the unconvertible share and the 5-day average closing asked price. The conditions were satisfied in July 2000 and August 2000, respectively, and the Preferred Shares were no longer redeemable by the preferred stock holders.

  4. The Warrants will permit each of the two investors to purchase up to 239,253 shares of Common Stock (a total of 478,506 shares) at an exercise price of $5.00 per share until May 15, 2003. The Company has recorded the estimated fair value of the Warrants, $284,089, as additional paid-in capital and included as a dividend to preferred stockholders.

  5. The placement was arranged by a consultant. In compensation for services rendered, the Company paid $202,000 to the consultant, at 12% of the gross proceeds of the placement, and issued to the consultant (a) an option to purchase, on the same terms as the Investors, 160 Preferred Shares, equal to ten percent of those sold to the Investors, and (b) an option to purchase 128,000 common shares. The value of the options was credited to additional paid-in capital. The Company also paid another consultant in connection with the placement a fee of 9,570 shares of the Company's common stock with an estimated fair value of $31,868 and included as a dividend to preferred stockholders.

  6. The fair value of the warrants and common stock options was estimated on the day of the grant using the Black-Scholes option model with the following weighted-average assumptions: dividend yield of zero, expected volatility of 40.0%, risk-free interest rate of 5.4%, and expected lives of between 2.5 and 3.0 years.

(ii) Preferred Stock Dividends

Preferred stock dividends during 2001 and 2000 were comprised of the following:

					       2001              2000
					    ---------          ---------
     Value of common shares issued         $     951        $     31,868
     Cash payments                            19,214                   -
     Notes payable issued (a)                239,360                   -
     Preferred stock dividend
      accumulated during year                  1,800             113,625
     Value of warrants issued                      -             284,089
     Value of options issued                       -             215,854
     Beneficial conversion feature of
      preferred stock                              -             811,189
					     -------           ---------
     Total                                 $ 261,325         $ 1,456,625
					     =======           =========

     (a) See below regarding the exchange of 1,408 shares of series A Preferred Stock for Convertible Promissory Notes.

(iii) Amendments to Preferred Stock

On March 9, 2001, the conversion cap of the Preferred Shares was amended to limit the number of common shares into which the Preferred Shares could be converted during 2001 to 10% of the cumulative trading volume for the 22 trading days preceding conversion. Further, that portion of the conversion cap not utilized during any 30-day period shall not be carried forward to any subsequent periods. In exchange for this concession by the preferred stockholders, the Company agreed to waive the temporary 18-month floor on the conversion price. This amendment was scheduled to expire December 31, 2001. From the date of this amendment through May 11, 2001, the preferred stockholders converted 28 shares of preferred stock into 56,118 shares of common stock. No gain or loss was recognized for the conversions.

Shortly after the March 9, 2001 amendment, the Company commenced negotiations to revise the terms of the Preferred Shares to reduce further the threat of dilution after 2001 that the conversion feature posed to the common stockholders. During negotiations, the Company redeemed (during the period from May 2, 2001 through July 1, 2001) 164 shares of preferred stock for $194,950 in cash consisting of $164,000 of face value, $11,736 of dividends for 2000 and $19,214 of dividends for 2001. Of the shares redeemed, 114 shares included a 10% premium (deemed a dividend) that had been agreed to by the parties.

On August 13, 2001, the Company entered into an exchange agreement whereby 1,408 of the remaining Preferred Shares (all but 16 of the Preferred Shares) were exchanged for 11.25% senior secured convertible promissory notes (See
Note 8).

NOTE 13 STOCK OPTIONS AND WARRANTS

(A) Stock Options Issued Under Qualified Stock Option Plans

Under the 1994 Incentive Stock Option Plan, the Company may grant incentive stock options to its employees, officers, directors, and consultants of the Company to purchase up to 175,000 shares of common stock. Under the 1996 Incentive Stock Option Plan the Company may grant incentive stock options to its employees, officers, directors, and consultants of the Company to purchase up to 175,000 shares of common stock. In July 2000, the Company's shareholders approved an extension of the 1996 Incentive Stock Options plan to provide for 100,000 additional shares to be made available for future grant. Under both plans, the exercise price of each option equals or exceeds the market price of the Company's stock on the date of grant, and the options' maximum term is five years. Options are granted at various times and are exercisable immediately.

At December 31, 2001, the Company had two fixed stock option plans. The Company applies APB No. 25 and related interpretations in accounting for stock options issued to employees. There were no stock options issued to employees during 2001.

					     2001              2000
					   --------          --------
     Net loss available to common
     shareholders
			As Reported      $ (3,392,857)     $ (3,169,128)
			Pro Forma        $ (3,392,857)     $ (3,192,372)

     Basic and diluted loss per share
			As Reported      $      (1.04)     $      (1.00)
			Pro Forma        $      (1.04)     $      (1.01)

During 2001, the Company cancelled incentive stock options to purchase 89,600 shares of common stock at exercise prices ranging from $1.50 to $7.39 per share.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001 and 2000, respectively: dividend yield of zero for all years; expected volatility of 86.52% and 77.25%; risk-free interest rates of 5.40% and 5.79%; expected lives of five years for both plans.

A summary of the status of Company's two fixed stock option plans as of December 31, 2001 and 2000, and the changes during the years then ended is presented below:


				   2001                        2000
			 ---------------------------- -------------------------
				      Weighted                      Weighted
				      Average                        Average
Fixed Options           Shares        Exercise Price   Shares    Exercise Price
-------------------------------------------------------------------------------
Outstanding at
 beginning of year      330,450         $ 3.69         412,430      $ 3.70
Granted (includes
 re-priced options
 in 2000)                 2,575         $ 1.50          36,403      $ 3.73
Forfeited               (79,600)        $ 3.21         (23,860)     $ 3.39
Expired                 (10,000)        $ 7.39               -           -
Exercised                     -         $    -         (94,523)     $ 3.33
			 -------------------------------------------------
Outstanding at end of
 year                   243,425         $ 3.29         330,450      $ 3.69
			==================================================
Options exercisable at
 year end               243,425                        330,450
			=======                        =======

Weighted average fair
 value of options
 granted to employees
 during the year       $   1.50                       $   1.00
			 =======                        =======

	    Options Outstanding                          Options Exercisable
--------------------------------------------------   -------------------------
			      Weighted
	      Number          Average     Weighted  Number          Weighted
Range of      Outstanding at  Remaining   Average   Exercisable at  Average
Exercise      December 31,    Contractual Exercise  December 31,    Exercise
Price         2001            Life        Price     2001            Price
------------------------------------------------------------------------------
$1.00 - 1.99   26,360          4.0         $ 1.51     26,360          $ 1.51
 2.00 - 2.99   45,465          3.0           2.01     45,465            2.01
 3.00 - 3.99   19,250          1.9           3.00     19,250            3.00
 4.00 - 4.99  150,692          1.3           4.00    150,692            4.00
 5.00 - 5.56    1,658          3.3           5.56      1,658            5.56
	      --------------------------------------------------------------
	      243,425          1.94          3.29    243,425            3.29

(B) Non-Qualified Stock Options Issued to Non-Employees

						   2001           2000
						----------     ----------

Beginning balance                                 428,000              -

 Stock options issued to a consultant that
 arranged the placement of preferred stock
 (See Note 12(B)(i) (5)).  The term of the
 option is three years expiring May 16, 2003.
 The options are exercisable at $2.50 per share.        -        128,000

 Stock options issued to an affiliate
 (See Note 6(A)).  The term of the option is
 five years expiring May 9, 2005.  The options
 are exercisable at $4.00 and $5.00 per share.          -        300,000
						  -------        -------
 Total                                            428,000        428,000
						  =======        =======

(C) Stock Warrants

In conjunction with the issuance of preferred stock on May 16, 2000, the Company issued warrants to purchase an aggregate of 478,506 shares of the Company's common stock at an exercise price of $5.00 per share. The warrants are exercisable immediately until expiration on May 16, 2003. In an exchange agreement effective August 13, 2001, the exercise price of the warrants was reduced from $5.00 to $1.50 per share. In an amendment to the exchange agreement effective December 11, 2001, the exercise price of the warrants was further reduced from $1.50 to $0.50 per share. An additional $37,529 of expense was recognized due to the re-pricing of the warrants during 2001.
As of December 31, 2001, none of the warrants had been exercised.

NOTE 14 NOTES RECEIVABLE ISSUED FOR PURCHASE OF COMMON STOCK

Notes receivable issued for the purchase of common stock represent unsecured advances made by the Company to various employees for stock acquired upon the exercise of stock options. The notes bear interest at 6% per annum and are due, together with accrued interest, on demand on either the termination of employment or the sale of underlying stock, whichever comes first. During 2001, the notes earned $9,352 in interest and $28,504 of payments were received reducing the balance at December 31, 2001 to $186,668.

NOTE 15 LOSS PER SHARE

A reconciliation of the numerator and denominator of the loss per share calculations is provided for all periods presented. The numerator and denominator for basic and diluted loss per share for the years ended December 31, 2001 and 2000, is as follows:

						      2001          2000
						  ----------     ----------
Numerator:
 Net loss                                        $ (3,312,012)  $ (1,712,503)
 Preferred Stock Dividends (a)                       (261,325)    (1,456,625)
 Numerator for basic and diluted loss
  per share                                         ---------      ---------
						 $ (3,573,337)  $ (3,169,128)
						    =========      =========
Denominator:
 Weighted average common shares                     3,248,125      3,168,186
 Common stock equivalents (b)                               -              -
						    ---------      ---------
Denominator for basic and diluted loss per share    3,248,125      3,168,186
						    =========      =========

Basic and diluted loss per share                 $      (1.04)  $      (1.00)
						    =========      =========
(a)     See Note 12(B)(ii)

(b) Conversion of the preferred stock was not included in the denominator of the diluted loss per share during 2001 and 2000 because the effect of the preferred stock conversion was anti-dilutive. Options to purchase 671,425 shares of common stock at prices between $1.50 and $5.56 per share were outstanding at December 31, 2001, but were not included in the computation of diluted loss per share because they are anti-dilutive. Options to purchase 758,450 shares of common stock at prices between $1.50 and $7.39 per share were outstanding at December 31, 2000, but were not included in the computation of diluted loss per share because they were anti-dilutive.

NOTE 16 INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2001 and 2000 consist of the following:


					   2001
			       Current     Deferred     Total
			       ------------------------------
     Federal                   $     -     $     -     $    -
     State                           -           -          -
				-----------------------------
			       $     -     $     -     $    -
				=============================

Income tax expense for the years ended December 31, 2001 and 2000 differed from amounts computed by applying the statutory U. S. federal corporate income tax rate of 34% to income before income tax benefit as a result of the following:

					    2001             2000
					------------     -----------
Expected income tax (benefit) expense   $(1,064,721)     $  (581,908)
Increase (decrease) in income taxes
resulting from:
 Valuation allowance increase             1,098,289          311,772
 State income taxes, net of federal
  expense (benefit)                               -          (16,884)
 Nondeductible expenses for federal
  income tax purposes                       (33,568)           1,204
 Foreign operations                               -          106,813
 Other, net                                       -          179,003
					  ---------       ----------
Income tax expense (benefit)             $        -      $         -
					  =========       ==========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001 and 2000 include the following:

					     2001               2000
					  ----------        -----------
Deferred tax assets:
 Net operating loss carryforward        $ 2,960,053         $ 1,895,332
 Note receivable reserved for
  financial reporting purposes              202,283             202,283
 Notes and accounts receivable reserves     124,197              72,050
 Inventory reserves, principally due to
  accruals for financial reporting
  purposes and basis differences            142,625             190,658
 Other                                       15,438              24,925
					  ---------           ---------
Total deferred tax assets                 3,444,596           2,385,248
					  ---------           ---------
Deferred tax liabilities
 Prepaid advertising                              -              (4,747)
 Property, plant and equipment,
  principally due to differences in
  depreciation basis                         (3,387)            (34,133)
 Unrealized gain on deferred compensation
 trust investments                                -              (3,448)
					  ---------           ---------
Total deferred tax liabilities               (3,387)            (42,328)
					  ---------           ---------
Gross deferred tax asset                  3,441,209           2,342,920
Valuation allowance                      (3,441,209)         (2,342,920)
					  ---------           ---------
Net deferred tax asset                  $         -         $         -
					  =========           =========

At December 31, 2001, the Company had net operating loss carryforwards of $8,706,039 for income tax purposes, available to offset future taxable income expiring on various dates through 2021. The valuation allowance at December 31, 2001 was $2,342,920. The net change in the valuation allowance during the year ended December 31, 2001 was an increase of $1,098,289.

NOTE 17 EMPLOYEE BENEFIT PLANS

Effective January 1, 1998, the Board of Director's approved a savings and retirement plan covering all full-time employees. Subject to approval by the Board of Directors, the Company fully matches employee contributions up to 3% of total compensation paid to participating employees and one-third of one percent is matched for each percentage of participating employee contributions between 4% and 6% of total compensation. Expense attributable to Company contributions totaled $33,857 and $40,586 during the years ended December 31, 2001 and 2000, respectively.

NOTE 18 CONCENTRATIONS OF CREDIT RISK

The Company relied on three and four customers for approximately 79% and 93% of sales for the years ended December 31, 2001 and 2000, respectively. At December 31, 2001, accounts receivable from those customers totaled $595,556, of which $247,632 has been reserved due to the Kmart bankruptcy (See Note 21).

NOTE 19 SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

In the fourth quarter of 2001, the Company recorded significant adjustments that increased the net loss by approximately $664,000. These adjustments included $244,000 related to reserving accounts receivable from a customer, $75,000 related to discounting long-term notes receivable to net present value, $95,000 related to accrual of additional royalty expense and $250,000 related to the write-off of advertising credits.

In the fourth quarter of 2000, the Company recorded significant adjustments that increased the net loss by approximately $466,500. These adjustments included $225,000 related to the write-off of Influence Data, LLC, $138,500 for an increase in the inventory reserve for obsolescence and write-off of a bad debt from a customer, and $103,000 of other various expenses related to overseas manufacture and import.

NOTE 20 GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $3,312,012 for the year ended December 31, 2001 and a negative cash flow from operations of $2,147,625. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has continued its product design and development efforts to introduce new products during 2002. The Company also continues its efforts to expand into mass-market retailers. In addition, the Company has secured an agreement to factor its accounts receivable. The Company has not used this financing arrangement as of December 31, 2001. Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 21 SUBSEQUENT EVENTS

On January 22, 2002, Kmart Corporation filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. During 2001, Kmart accounted for approximately 28% of the Company's sales.

On February 21, 2002, the royalty agreement with Rand McNally was amended as follows: (1) beginning December 16, 2002, either party may terminate the agreement with sixty days written notice (2) the Company may begin using the Rand McNally logo on additional products, (3) beginning March 1, 2002, the Company shall pay twelve monthly installments of $8,333 to the remaining balance of $100,000 owed to Rand McNally for the first year minimum and (4) the Company shall sell its TripLink device to Rand McNally for $7.50 per unit below the normal selling price and this discount shall be used as a credit against the monthly payment in (3) above.



				 SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				   Ultradata Systems, Incorporated
				   By:

				   /s/ Monte Ross
				   --------------------
				   Monte Ross, Chairman


     In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.


March 29, 2002
/s/ Monte Ross
-------------------------------------------------
Monte Ross
Chief Executive Officer and Chairman of the Board

March 29, 2002
/s/ Ernest Clarke
-------------------------------------------------
Ernest Clarke
Chief Financial and Accounting Officer, Director


March 29, 2002
/s/ Mark L. Peterson
--------------------
Mark L. Peterson
Director

March 29, 2002
/s/ Donald Rattner
------------------
Donald Rattner
Director

March 29, 2002
/s/ H. Krollfeifer, Jr.
-----------------------
H. Krollfeifer, Jr.
Director