Form 10QSB
period 2002-03-31
ULTRADATA SYSTEMS INC
filed 2002-05-09
CIK 931947

U.S. SECURITIES AND EXCHANGE COMMISSION

			   Washington, D.C.  20549

				  FORM 10-QSB


(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________TO_______________

		       COMMISSION FILE NUMBER  0-25380


			ULTRADATA SYSTEMS, INCORPORATED
	 ---------------------------------------------------------------
	(Exact name of small business issuer as specified in its charter)

	Delaware                                      43-1401158
--------------------------------        -----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

1240 Dielman Industrial Court, St. Louis, MO                63132
--------------------------------------------           ---------------
 (Address of principal executive offices)                 (Zip Code)


    Issuer's telephone number, including area code:  (314) 997-2250

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.   Yes  [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class                                Outstanding as of  April 23, 2002
----------------------------------------------------------------------
Common, $.01 par value                             3,405,805

Transitional Small Business Disclosure Format     Yes [ ]   No [X]



				  File Number
				    0-25380


			ULTRADATA SYSTEMS, INCORPORATED
				  FORM 10-QSB
				March 31, 2002
				     INDEX

PART I - FINANCIAL INFORMATION                                         PAGE

	 Item 1. Unaudited Financial Statements

	  Balance Sheets at March 31, 2002 and December 31, 2001         3.

	  Statements of Operations for the three months ended
	   March 31, 2002 and 2001                                       4.

	  Statements of Cash Flows for the three months ended
	   March 31, 2002 and 2001                                       5.

	  Notes to Financial Statements                                  6.

	 Item 2.  Management's Discussion and Analysis of Financial
		  Condition and Results of Operations                    7.

PART II - OTHER INFORMATION                                             11.

	 Signatures                                                     11.



ULTRADATA SYSTEMS, INCORPORATED

Balance Sheets
As of March 31, 2002 and December 31, 2001

						  March 31,     December 31,
						    2002             2001
						 (Unaudited)

	 Assets
----------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                       $   274,874    $   164,682
 Trade accounts receivable, net of allowance
  for doubtful accounts of $365,287                  591,419        376,429
 Inventories                                         943,467      1,346,492
 Prepaid expenses and other current assets            16,523         11,649
						   ---------      ---------
Total current assets                               1,826,283      1,899,252
						   ---------      ---------

Property and equipment, net                          366,761        413,270
						   ---------      ---------
Total property and equipment                         366,761        413,270
						   ---------      ---------
Notes receivable - long term                         225,394        225,394
Other assets                                           5,444          5,444
						   ---------      ---------
Total assets                                     $ 2,423,882    $ 2,543,360
						   =========      =========

	 Liabilities and Stockholders' Equity
---------------------------------------------------------------------------
Current liabilities:
 Accounts payable                                $   227,048    $    96,133
 Accrued expenses and other liabilities              165,624        272,146
 Notes payable - current                             109,028        110,991
						   ---------      ---------
Total current liabilities                            501,700        479,270
						   ---------      ---------
Long term liabilities:
 Notes payble - long term                            584,940        616,007
						   ---------      ---------
Total liabilities                                  1,086,640      1,095,277
						   ---------      ---------
Stockholders' equity
 Preferred Stock, $0.01 par value,
  4,996,680 shares authorized, none outstanding            -              -
 Series A convertible preferred stock,
  3,320 shares authorized, 1,606 shares
  outstanding with a stated value of $1,000           16,000         16,000
 Common stock, $.01 par value; 10,000,000
  shares authorized; 3,731,976 shares issued
  and outstanding March 31,2002; 3,698,350 shares
  issued and outstanding December 31, 2001            37,320         36,983
 Additional paid-in capital                        9,576,004      9,573,281
 Accumulated deficit                              (7,177,230)    (7,049,202)
 Treasury stock (326,171 shares at cost)            (942,311)      (942,311)
 Notes receivable issued for purchase of
  common stock                                      (172,541)      (186,668)
						   ---------      ---------
Total stockholders' equity                         1,337,242      1,448,083
						   ---------      ---------
Total liabilities and stockholders' equity       $ 2,423,882    $ 2,543,360
						   =========      =========


See accompanying summary of accounting policies and notes to financial statements.





ULTRADATA SYSTEMS, INCORPORATED

Statements of Operations

Three months ended March 31, 2002 and 2001


					     2002            2001
						  (Unaudited)
---------------------------------------------------------------------------
Net sales                                 $  995,719      $  185,842

Cost of sales                                714,722         146,190
					    --------        --------
Gross profit                                 280,997          39,652
					    --------        --------

Selling expense                               38,885          51,010
General and administrative expenses          296,964         454,067
Research and development expense              58,357         128,794
					    --------        --------

Operating loss                              (113,209)       (594,219)

Other income (expense):
 Interest and dividend income                  4,906          33,702
 Interest expense                            (19,815)              -
 Equity in earnings of affiliates                  -          46,767
 Other, net                                       90             146
					    --------        --------
Total other (loss) income                    (14,819)         80,615
					    --------        --------
Loss before income tax expense              (128,028)       (513,604)

Income tax expense                                 -               -
					    --------        --------
Net loss                                  $ (128,028)     $ (513,604)
					    --------        --------

Less preferred stock dividends                     -         (45,450)

Net loss available to common
 shareholders                             $ (128,028)     $ (559,054)
					    ========        ========
Loss per share:
 Basic and diluted                        $    (0.04)     $    (0.18)
					    ========        ========
Weighted Average Shares Outstanding:
 Basic and diluted                         3,380,772       3,193,772
					   =========       =========


See accompanying summary of accounting policies and notes to financial statements.



ULTRADATA SYSTEMS, INCORPORATED

Statements of Cash Flows

Three months ended March 31, 2002 and 2001

					       2002                2001
						      (Unaudited)
---------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                   $ (128,028)        $ (513,604)
 Adjustments to reconcile net loss to
  net cash provided by (used in) operating
  activities:
  Depreciation and amortization                 48,429             49,979
  Inventory writedown                           31,130                  -
  Equity in earnings of unconsolidated
   affiliates                                        -            (46,767)
  Non-cash compensation expense                      -              2,544
  Increase (decrease) in cash due to changes
   in operating assets and liabilities:
   Trade accounts receivable, net             (214,990)           483,905
   Inventories                                 371,895           (301,044)
   Prepaid expenses and other current assets    (4,874)           (15,242)
   Accounts payable                            130,915            (48,278)
   Accrued expenses and other liabilities     (106,522)           (67,516)
   Deferred rent                                     -             (1,866)
   Deferred compensation trust liability             -            (15,673)
					      --------           --------
Net cash provided by (used in) operating
 activities                                    127,955           (473,562)
					      --------           --------
Cash flows from investing activities:
 Deferred compensation trust investments             -                (16)
 Capital expenditures                           (1,920)           (34,919)
					      --------           --------
Net cash used in investing activities           (1,920)           (34,935)
					      --------           --------
Cash flows from financing activities:
 Subscription payments                          14,127                  -
 Payments on note payable                      (29,970)                 -
 Restricted cash                                     -                (89)
					      --------           --------
Net cash used in financing activities          (15,843)               (89)
					      --------           --------
Net increase (decrease) in cash and
 cash equivalents                              110,192           (508,586)

Cash and cash equivalents at beginning
 of period                                     164,682         $1,842,983
					      --------          ---------
Cash and cash equivalents at end of period  $  274,874         $1,334,397
					      ========          =========

Supplemental Disclosure of Non-Cash and Financial Activities:
During March 2002, the Company converted $3,060 of notes payable into 33,626 shares of common stock


See accompanying summary of accounting policies and notes to financial statements.




ULTRADATA SYSTEMS, INCORPORATED

March 31, 2002

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

In the opinion of management, the information furnished for the three-month periods ended March 31, 2002 and 2001, respectively, includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 2002. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-25380).

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


Note 2. Inventories
	Inventories consist of the following:

				   March 31,         December 31,
				     2002                2001
				   -----------------------------

Raw Materials, net of obs.       $  558,378          $  831,318
Work in Process , net of obs.             -
Finished Goods, net of obs.         385,089             515,174
				   --------           ---------
Total                            $  943,467          $1,346,492
				   ========           =========

Obsolete inventory on hand       $  449,186          $  434,487


Note 3. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

				   March 31,         December 31,
				     2002               2001
				   ------------------------------
Accrued sales commissions
 and royalties                    $  88,366            $ 141,811
Payroll and payroll-related
 liabilities                         39,488               69,061
Accrued advertising                      67                    -
Other                                37,703               61,274
				    -------              -------
				  $ 165,624            $ 272,146
				    =======              =======

Note 4. Debt Conversion

During March 2002, convertible debt holders converted $3,060 of convertible debt into 33,626 shares of common stock.



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

		YOU SHOULD NOT RELY ON FORWARD LOOKING STATEMENTS
		-------------------------------------------------

This quarterly report contains a number of forward-looking statements regarding our future prospects. Among the forward-looking statements are descriptions of our plans to restructure the marketing program for the Road Whiz(tm) line of products, to introduce Triplink(tm) and GPS products to the market, and to develop products based on a GPS/Internet technology. These forward-looking statements are a true statement of our present intentions, but are neither predictions of the future nor assurances that any of our intentions will be fulfilled. Many factors beyond our control could act to impede Ultradata in its efforts to develop and market its products. Among these factors are:

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


RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31,
2001

Operating results for the first quarter of 2002 were significantly improved over the first quarter of 2001.

Sales. During the first three months of 2002, net sales totaled $995,719, as compared with $185,842 in sales recorded in the first quarter of 2001, representing a 436% increase. Replenishment of customer inventory, which finally sold through during the slow year of 2001, represented the bulk of sales in the first quarter, which is generally a period of minimal sales after the holiday season.

Gross Profit. Gross profit margin for the current quarter was $280,997, or 28.2% of sales compared to $39,652, or 21.3% of sales for the first quarter of 2001. Although improved, gross profit in early 2002 still suffered from higher cost of microchips remaining in inventory from the chip shortage in 2000. First-quarter sales volume has exhausted the higher-priced chips in inventory, and margins in future quarters should improve because of the reduced price currently paid for microchips. Our goal is to achieve a gross profit equaling 50% of sales.

S,G&A Expense. Selling expenses amounted to $38,885, or 3.9% of sales, for the first quarter of 2002 as compared with $51,010, or 27.4% of sales for the first quarter of 2001. The dollar value of the expense decreased 23.8%, and, as a percent of sales, selling expense dropped by a factor of 7. The percentage drop is primarily because of fixed selling costs and much higher volume in 2002, but it also represents improved efficiency in selling and promotion. General and administrative expenses were $296,964 for the first quarter of 2002 as compared with $454,067 for the same quarter in 2001, representing a decrease of 34.6%, reflecting reduced personnel and office space effected in the last quarter of 2001.

R&D Expense. Research and development expense in the first quarter of 2002 was $58,357 as compared to $128,794 for the same quarter of 2001, representing a decrease of 54.7% due primarily to the completion of the TRAVEL*STAR 24 software and reduction in R&D personnel.

The Company posted a net loss from operations of ($113,209) for the quarter ended March 31, 2002 compared to a net loss from operations of ($594,219) for the quarter ended March 31, 2001. Continuing losses in spite of improved sales and lower SG&A and R&D expenses is due to the low margins realized on first-quarter sales.

Other Income (Expense). Other income (expense) for the first quarter of 2002 amounted to an expense of ($14,815) compared with income of $80,615 for the same period in 2001. The changes to our business that took place in 2001 are reflected in this difference. In 2001 we included profits derived from our interest in Talon Research and Development in New Zealand, which we sold in the last quarter of 2001. In the current quarter we include interest expenses on the debt derived from the conversion of the preferred stock to debt in the third quarter of 2001.

As a result of the foregoing, the Company posted a net loss available to common shareholders of ($128,028), or ($0.04) per basic and diluted common share, for the three-month period ended March 31, 2002, compared to a net loss available to common shareholders of ($559,054), or ($0.18) per basic and diluted common share, for the three-month period ended March 31, 2001. The Company was required to record an imputed dividend of $45,450 during the three-month period ended March 31, 2001 as a result of its sale of Series A redeemable convertible preferred stock in May of 2000.

FINANCIAL CONDITION AND LIQUIDITY

At March 31, 2002, the Company had $274,874 in cash and cash equivalents, compared to $164,682 at December 31, 2001. The Company's operating activities provided cash totaling $127,955. Accounts receivable increased by $214,990 due to late quarter sales. Accounts payable increased $130,915 for the same reason. Inventories decreased by $371,895 in the same period.

Net cash used in investing activities for the quarter ended March 31, 2002 totaled ($1,920) as compared to ($34,935) in the first quarter of 2001, reflecting reductions in cash outlays for capitalized self-constructed assets.

Net cash used in financing activities for the quarter ended March 31, 2002 was $15,843 compared to a negligible sum in 2001. The pay down of the outstanding long-term debt is the major contributor.

Our operating losses over the past three years have had an adverse effect on our working capital. Nevertheless, at March 31, 2002 we still had over $1.3 million in working capital. Management believes we have sufficient working capital to sustain our operations and introduce our new products, provided that we can realize our sales projections in our handheld business through our strategy of developing mass-market customers and opening new distribution channels.

Because the Company has stabilized the cash requirements of our handheld business, its working capital and cash reserves appear to be sufficient to sustain over the coming year the level of business during 2001. In July 2001, Management obtained a $500,000 credit facility with KBK Financial, an asset-based lender, to finance production for purchase orders expected for the fourth quarter. Because fourth-quarter orders were below expectations, it was not necessary to utilize the facility in 2001. Our plan is to meet the liquidity requirements to fund the late-quarter production in 2002 with the use of the credit facility from KBK Financial, if necessary.




			ULTRADATA SYSTEMS, INCORPORATED
				     10QSB

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings:

	  None

Item 2.   Changes in Securities:

	  None

Item 3.   Defaults upon Senior Securities:

	  None

Item 4.   Submission of Matters to a Vote of Security Holders:

	  None

Item 5.   Other Information:

	  None

Item 6.   Exhibits and Reports on Form 8-K:

	  Exhibits:

	  10-a(2) Lease Addendum dated October 5, 2001 for premises at 1240-1244 Dielman Industrial Court, St. Louis, Missouri.



				 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 9, 2002                               /s/  Monte Ross
					  ------------------------
					  Monte Ross, CEO
					  (Chief executive officer)


					  /s/ Ernest Clarke
					  -------------------------
					  Ernest Clarke, President
					  (Principal financial and
					   accounting officer)




	      *      *      *       *      *       *      *      *

							  EXH. 10-a(2)

	Addendum # 2 to Original Lease Dated May 23, 1990 between
			Ultradata Systems, Inc., and
 Samuel B Murphy Revocable Living Trust/Samuel B Murphy Unified Credit Trust
      (formerly referred to as Samuel B. Murphy Living Trust), Landlord

The following terms and conditions shall become effective November 1, 2001

Tenant:                  Ultradata Systems, Inc.

Premises:                Approximately 5,039 square feet located at 1240-1244
			 Dielman Industrial Court and the temporary space located at 9367 Dielman Industrial Drive, St. Louis,
			 Missouri 63132

Lease Term:              The new revised term would commence on November 1,
			 2001, and expire October 31, 2003, being a two (2) year term.

Base Lease Rate:         $9.00 psf gross, "as is", being $3,779.25 per month

Security Deposit:        Landlord shall require a Security Deposit of
			 $5,000.00 to be held for the term of the lease. The current security deposit of $9,000.00 shall be reduced by $4,000.00, which amount shall be returned to the tenant.

Base Year:               To remain 1995.

Tenant Improvements:     By tenant; no contribution from Landlord.

Renewal Option:          Landlord will grant one two (2) year renewal option
			 at market rate.

Option to Expand:        Upon any contiguous space being vacated, Landlord
			 shall give Ultradata Systems, Inc., first Right of Refusal.

Real Estate Commission/
 Brokers:                Landlord shall pay any Real Estate Commission due.
			 Landlord and Tenant agree that no other real estate broker was involved in this transaction but Bell & Associates, Inc., representing the Landlord.

Lease Termination:       Tenant shall have the right to cancel this lease,
			 upon the following conditions: a) Three month written notice, and b) Penalty payment of $10,000.

Tenant Finish:           Any new tenant improvements must be approved by the
			 Landlord prior to construction.

Signage: Landlord shall allow tenant, at tenant's expense to relocate the current Ultradata signage to the side of the building facing Dielman Industrial Court. Any required approvals by the City of Olivette will be obtained by the Tenant. Tenant shall make all necessary repairs to the current location of sign after moving it to the new location.

Sublease:                Landlord agrees to allow Tenant the right to sublease
			 all or a portion of the premises with Landlord's written approval.

Temporary Warehouse
 Space: Landlord agrees to allow Tenant to continue to occupy, on a monthly basis, the approximately 2,040 (subject to final measurement) square foot warehouse space to the south of the subject premises, at the annual rate of $7.50 psf, being $1,275.00 per month. Tenant agrees to vacate the space within 30 days following notification by the Landlord that a new occupant for the space has been found. Otherwise, the space will be rented on a month-by-month basis, and Tenant will provide 30 day notification to Landlord when the space will no longer be needed.

Required Improvements:   Tenant shall close off the two openings now in place
			 between the "new" lease space, and the area being vacated. All improvements shall be approved by the Landlord.


Agreed and Accepted:

Ultradata Systems, Inc.,      Samuel B. Murphy Revocable Living Trust/Samuel
Tenant                         B. Murphy Unified Credit Trust,
			       Landlord



By:    /s/ Monte Ross         By:    /s/ Stephen Murphy
       ---------------               ---------------------
       Monte Ross                    Stephen Murphy
Title: CEO                    Title: Trustee
Date:  10/11/01               Date:  10/22/01