Form 10QSB
period 2002-06-30
ULTRADATA SYSTEMS INC
filed 2002-08-09
CIK 931947

U.S. SECURITIES AND EXCHANGE COMMISSION

			   Washington, D.C.  20549

				  FORM 10-QSB

(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF
      1934 FOR THE TRANSITION PERIOD FROM  ___________ TO  ___________

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

   1240 Dielman Industrial Court, St. Louis, MO                63132
  -------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)


Issuer's telephone number, including area code:  (314) 997-2250

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.   Yes  [X]       No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class                                Outstanding as of  July 30, 2002
-----------------------------------------------------------------------------
Common, $.01 par value                             3,432,591


Transitional Small Business Disclosure Format    Yes [ ]     No [X]

							   File Number
							     0-25380

			ULTRADATA SYSTEMS, INCORPORATED
				  FORM 10-QSB
				 June 30, 2002
				     INDEX

PART I - UNAUDITED FINANCIAL INFORMATION                              PAGE

     Item 1.  Financial Statements

	      Balance Sheets at June 30, 2002 and December 31, 2001     3.

	      Statements of Operations for the three month and six
	       month periods ended June 30, 2002 and 2001               4.

	      Statements of Cash Flows for the six months ended
	       June 30, 2002 and 2001                                   5.

	      Notes to Financial Statements                             6.

     Item 2.  Management's Discussion and Analysis of Financial
	       Condition and Results of Operations                     10.


PART II - OTHER INFORMATION                                            16.

	      Signatures                                               18.

ULTRADATA SYSTEMS, INCORPORATED

Balance Sheets
As of June 30, 2002 and December 31, 2001


					     June 30,     December 31,
					       2002          2001
Assets                                      (Unaudited)
----------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                 $    350,988   $   164,682
 Trade accounts receivable, net of
  allowance for doubtful accounts of
  $365,287                                       27,926       376,429
 Inventories                                    880,641     1,346,492
 Prepaid expenses and other current assets       13,838        11,649
					     ----------    ----------
Total current assets                          1,273,393     1,899,252
					     ----------    ----------
Property and equipment, net                     327,982       413,270
					     ----------    ----------
Total property and equipment                    327,982       413,270
					     ----------    ----------
Notes receivable - long term                    225,394       225,394
Other assets                                      5,444         5,444
					     ----------    ----------
Total assets                               $  1,832,213   $ 2,543,360
					     ==========     =========

Liabilities and Stockholders' Equity
---------------------------------------------------------------------
Current liabilities:
 Accounts payable                          $     43,408   $    96,133
 Accrued expenses and other liabilities         163,127       272,146
 Notes payable - current                        110,700       110,991
					     ----------    ----------
Total current liabilities                       317,235       479,270

Long term liabilities:
 Notes payble - long term                       554,740       616,007
					     ----------    ----------
Total liabilities                               871,975     1,095,277
					     ----------    ----------
Stockholders' equity:
 Preferred Stock, $0.01 par value,
  4,996,680 shares authorized, none
  outstanding                                         -            -
 Series A convertible preferred stock,
  3,320 shares authorized, 16 shares
  outstanding with a stated value of $1,000      16,000       16,000
 Common stock, $.01 par value; 10,000,000
  shares authorized;
  3,758,762 shares issued June 30,2002;
  3,698,350 shares issued December 31, 2001      37,588       36,983
 Additional paid-in capital                   9,578,736    9,573,281
 Accumulated deficit                         (7,572,934)  (7,049,202)
 Treasury stock (326,171 shares at cost)       (942,311)    (942,311)
 Notes receivable issued for purchase of
  common stock                                 (156,841)    (186,668)
					     ----------   ----------
Total stockholders' equity                      960,238    1,448,083
					     ----------   ----------
Total liabilities and stockholders' equity  $ 1,832,213  $ 2,543,360
					      =========    =========

See accompanying summary of accounting policies and notes to financial statements.

ULTRADATA SYSTEMS, INCORPORATED

Statements of Operations

			       Three months ended        Six months ended
				   June 30,                  June 30,
			       2002         2001         2002        2001
				  (Unaudited)               (Unaudited)
------------------------------------------------------------------------------
Net sales:                  $  78,684  $  510,612    $ 1,074,403   $   696,454

Cost of sales:                 68,563     268,460        783,285       414,650
			     -------------------------------------------------
Gross profit                   10,121     242,152        291,118       281,804
			     -------------------------------------------------
Selling expense                21,351     154,972         60,236       205,982
General and administrative
 expenses                     312,829     686,753        609,793     1,140,820
Research and development
 expense                       55,012      96,566        113,369       225,360
			     -------------------------------------------------
Total operating expenses      389,192     938,291        783,398     1,572,162
			     -------------------------------------------------
Operating loss               (379,071)   (696,139)      (492,280)   (1,290,358)
			     -------------------------------------------------
Other (expense) income:
 Interest and dividend income   2,315      12,341          7,221        46,043
 Interest expense             (19,003)          -        (38,818)            -
 Equity in (losses) earnings
  of affiliates                     -     (41,199)             -         5,568
 Other, net                        54     (22,249)           144       (22,103)
			     -------------------------------------------------
Total other income, net       (16,634)    (51,107)       (31,453)       29,508
			     -------------------------------------------------
Loss before income taxes     (395,705)   (747,246)      (523,733)   (1,260,850)

Income tax expense                  -           -              -             -
			     -------------------------------------------------
Net loss                     (395,705)   (747,246)      (523,733)   (1,260,850)

Less deemed dividends on
 preferred shares                   -     (46,219)             -       (91,669)
			     -------------------------------------------------
Net loss available to
 common shareholders        $(395,705) $ (793,465)   $  (523,733)  $(1,352,519)
			     =================================================

Loss per share-basic and
 diluted                    $   (0.12) $    (0.25)   $     (0.15)  $     (0.42)
			     =================================================
Weighted Average Shares
 Outstanding:
 Basic and diluted          3,415,224   3,234,422      3,398,093     3,214,209
			    ==================================================



See accompanying summary of accounting policies and notes to financial statements.

ULTRADATA SYSTEMS, INCORPORATED
Statements of Cash Flows

Six months ended June 30, 2002 and 2001
-----------------------------------------------------------------------------
					      2002             2001
						   (Unaudited)
					 -----------------------------------
Cash flows from operating activities:
 Net loss                                 $ (523,733)        $(1,260,850)
 Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization               90,142              99,130
  Inventory writdown                          65,077              60,000
  Equity in (earnings) losses of
   unconsolidated affiliates                       -              (5,568)
  Realized loss (gain) on investments              -              13,045
  Non-cash compensation expense                    -               2,544
  Gain on disposal of fixed asset                  -               1,715
  Increase (decrease) in cash due to
   changes in operating assets and liabilities:
   Trade accounts receivable                 348,503             236,963
   Inventories                               400,774            (433,859)
   Prepaid expenses and other current assets  (2,189)            (45,529)
   Accounts payable                          (52,724)           (116,316)
   Accrued expenses and other liabilities   (109,018)            (10,956)
   Deferred rent                                   -              (3,732)
					   ---------           ---------
Net cash provided by (used in) operating
 activities                                  216,832          (1,463,413)
					   ---------           ---------
Cash flows from investing activities:
 Capital expenditures                         (4,854)            (27,711)
					   ---------           ---------
Net cash used in investing activities         (4,854)            (27,711)
					   ---------           ---------
Cash flows from financing activities:
 Repurchase of preferred shares                    -            (120,000)
 Subscription payments                        29,826                   -
 Payments on notes payable                   (55,498)                  -
					   ---------           ---------
Net cash used in financing activities        (25,672)           (120,000)

Net increase (decrease) in cash and
 cash equivalents                            186,306          (1,611,124)

Cash and cash equivalents at beginning
 of period                                   164,682           1,842,983
					   ---------           ---------
Cash and cash equivalents at end of
 period                                   $  350,988         $   231,859
					   =========           =========

Non-cash investing and financing
 Redemption of Rabbi Trust                $        -         $    87,329
					   =========           =========

 Conversion of preferred stock            $        -         $    28,000
					   =========           =========

 Conversion of convertible debt           $    6,060                   -
					   =========           =========

See accompanying summary of accounting policies and notes to financial statements.

		    ULTRADATA SYSTEMS, INCORPORATED

			    June 30, 2002

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

     In the opinion of management, the information furnished for the three-month and six-month periods ended June 30, 2002 and 2001, includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 2002. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-25380).

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

Note 2. Inventories

     Inventories consist of the following:

				 June 30,      December 31,
				   2002            2001
				--------------------------
     Raw Materials              $ 301,967       $  831,318
     Work in Process                    -                -
     Finished Goods               578,674          515,174
				--------------------------
     Total Net                  $ 880,641       $1,346,492
				==========================

     Obsolete inventory on hand $ 465,066       $  434,487
				==========================

Note 3. Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consist of the following:


				 June 30,      December 31,
				   2002            2001
				--------------------------
  Accrued sales commissions
   and royalties                $  63,367      $ 141,811
  Payroll and payroll-related
   liabilities                     49,538         69,061
  Accrued advertising               6,254              -
  Other                            43,968         61,274
				------------------------
				$ 163,127      $ 272,146
				========================

Note 4. Convertible Debt Conversion

     During the three months ended June 30, 2002, the holders of the Company's Senior Convertible Notes converted $3,000 of convertible debt into 26,786 shares of common stock.



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


		YOU SHOULD NOT RELY ON FORWARD LOOKING STATEMENTS

     This quarterly report contains a number of forward-looking statements regarding our future prospects. Among the forward-looking statements are descriptions of our plans to restructure the marketing program for the Road Whiz(tm) line of products, to introduce Triplink(tm) and GPS products to the market, and to develop products based on a GPS/Internet technology. These forward-looking statements are a true statement of our present intentions, but are neither predictions of the future nor assurances that any of our intentions will be fulfilled. Many factors beyond our control could act to thwart Ultradata in its efforts to develop and market its products. Among these factors are:

     * The fact that our limited financial resources may be insufficient to permit us to develop products and introduce them to the market;

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

     * In the second quarter of 2002 we shipped the reprogrammed beta-test units of our Travel*Star 24(tm), which combines our travel information with a GPS antenna to enable a driver to obtain his location and directions to his destination while he drives. Improved performance was obtained, but the tests revealed several software bugs which are being resolved, and we expect to be in production in the second half of the year.

     * The Company has sold over 3 million of its low-cost handheld travel computers, demonstrating that there is a market for travel information products. To re-awaken that market with an improved product that speaks, the Company is developing a Talking Road Whiz. This product is expected to be available at the beginning of 2003. The Company is introducing for the holiday season a very low-cost gift item called Road Rage Relief that produces one-line voice comments about driving upon the press of a button. The product provides a simple means of fastening to an interior surface of the car and can be activated without taking one's eyes off the road.

     Each of our consumer products is designed to allow the consumer to access useful information stored in a convenient manner. Our handheld computers generally sell at retail prices between $19.95 and $49.95 per unit. The products are in retail mass-market chains plus many other locations. The new TRAVEL*STAR 24 will be offered at retail for about $400, which should make it very competitive in the auto aftermarket. Its portability and the fact that it requires no elaborate installation offer advantages over the more expensive in-car systems.


RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2002 Compared to Three and Six Months Ended June 30, 2001

     Operating results for the first half of 2002 were significantly improved over the first half of 2001.

     Sales. During the three and six months ended June 30,2002, net sales totaled $78,684 and $1,074,403, respectively, compared with $510,612 and $696,454, respectively for the same periods in 2001. These figures represent a decrease of 84.6% for the three-month period and an increase of 54.3% for the six-month period. The figures are somewhat distorted by the fact that a significant order was shipped on the last day of the first quarter. Had that order been booked in the second quarter, there would have been increased sales for both the three-month and the six-month periods as compared with 2001.

     Backlog. As of June 30, 2002, the Company had a backlog of $258,412 for purchase orders to be fulfilled in the third quarter 2002, as compared to $134,061 for June 30, 2001.

     Gross Profit. Gross profit margin for the three- and six-month periods ending June 30, 2002 were 12.8% and 27.1%, respectively, representing a reduction from the corresponding periods of 2001 of 34.6% and 13.4%, respectively. Gross profit in 2002 is still low primarily due to higher cost of microchips in inventory for these sales. The higher-priced chips are now out of inventory, paving the way for improved margins on future sales.

     S,G&A Expense. Selling expenses for the three- and six-month periods ended June 30, 2002 were $21,351 and $60,236, respectively, compared with $154,972 and $205, 982, respectively, for the corresponding periods in 2001. These figures represent reductions of 86.2% and 70.8%, respectively, for the three- and six-month periods in 2002 versus 2001. General and administrative expenses for the three- and six-month periods ended June 30, 2002 were $312,829 and $609,793, respectively, compared with $686,753 and $1,140,820, respectively, for the corresponding periods in 2001. These figures represent reductions of 54.4% and 46.5%, respectively, for the three- and six-month periods in 2002 versus 2001. These reductions reflect success in our on-going effort to reduce expenses.

     R&D Expense. Research and development expense in the three- and six-month periods ended June 30,2002 also decreased 43.0% and 49.7%, respectively, from the corresponding periods of 2001.

     The Company posted a loss from operations of ($379,071) and ($492,280) for the three- and six-month periods ended June 30, 2002, respectively, compared to a loss from operations of ($696,140) and ($1,290,359) for the corresponding periods in 2001.

     Other Income. Other income (expense) for the three- and six-month periods ended June 30, 2002 totaled ($16,634) and ($31,453), respectively, compared with ($51,107) and $29,508, respectively, for the corresponding periods of 2001. The primary sources of the differences in these results stems from the sale of Talon and the conversion of preferred shares to debt - both of which took place in the fourth quarter of 2001.

     As a result of the foregoing, the Company posted a net loss available to common shareholders of ($395,705), or ($0.12) per basic and diluted common share, for the three-month period ended June 30, 2002, compared to a net loss available to common shareholders of ($793,465), or ($0.25) per basic and diluted common share, for the three-month period ended June 30, 2001. The Company posted a net loss available to common shareholders of ($523,733), or ($0.15) per basic and diluted common share, for the six-month period ended June 30, 2002, compared to a net loss available to common shareholders of ($1,352,519), or ($0.42) per basic and diluted common share, for the six-month period ended June 30, 2001. The Company was required to record an imputed dividend as a result of its sale of Series A redeemable convertible preferred stock in May of 2000 of $46,219 and $91,669 during the three- and six-month periods ended June 30, 2001, respectively. No such dividend was applicable in 2002 since the preferred shares were converted to debt in the fourth quarter of 2001.



FINANCIAL CONDITION AND LIQUIDITY

     At June 30, 2002, the Company had $350,988 in cash and cash equivalents, compared to $164,682 at December 31, 2001. The Company's operating activities in the six months ended June 30, 2002, provided cash totaling $216,832 from reductions of inventory and accounts receivable that outweighed losses and other uses of cash. Accounts receivable decreased by $348,503 due to collections on sales in the first quarter of 2002. Inventories decreased by $400,774 due to second quarter deliveries, and accounts payable decreased by $52,724.

     Net cash used in investing activities for the six-month period ended June 30, 2002 totaled ($4,854) compared to ($27,711) for the same period in 2001, all for capital expenditures.

     Net cash used in financing activities for the quarter ended June 30, 2002 was ($25,672) and amounted to the difference between cash outlays to repay long-term debt and cash received in payments from employees against outstanding loans. In the comparable period of 2001, net cash used in financing activities was ($120,000), primarily due to the repurchase of 106 shares of Series A Preferred Stock.

     Our operating losses over the past three years have had an adverse effect on our working capital. Nevertheless, at June 30, 2002 we still had over $956,000 in working capital. Management believes we have sufficient working capital to sustain our operations and introduce our new products, provided that we can realize our sales projections in our handheld business through our strategy of developing mass-market customers and opening new distribution channels.

     Because the Company has stabilized the cash requirements of our handheld business, its working capital and cash reserves appear to be sufficient to sustain over the coming year the level of business activity during 2001.

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

	  None



			SIGNATURES AND CERTIFICATION


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     The undersigned officers certify that this report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and that the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

August 9, 2002                   /s/ Monte Ross
				 -------------------
				 Monte Ross, CEO
				 (Chief executive officer)


				 /s/ Ernest S. Clarke
				 ---------------------------
				 Ernest S. Clarke, President
				 (Principal financial and accounting officer)