Form 10QSB
period 2002-09-30
ULTRADATA SYSTEMS INC
filed 2002-11-07
CIK 931947

U.S. SECURITIES AND EXCHANGE COMMISSION

			   Washington, D.C.  20549

				  FORM 10-QSB

(MARK ONE)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF
      1934 FOR THE TRANSITION PERIOD FROM  __________ TO  _____________

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

Class                                Outstanding as of  November 1, 2002
_________________________________________________________________________
Common, $.01 par value                             3,432,591



Transitional Small Business Disclosure Format   Yes [ ]  No [X]


							   File Number
							     0-25380

			 ULTRADATA SYSTEMS, INCORPORATED
				  FORM 10-QSB
			       September 30, 2002
				      INDEX

PART I - FINANCIAL INFORMATION                                PAGE

     Item 1.  Financial Statements

	  Balance Sheets at September 30, 2002 (unaudited)
	   and December 31, 2001                                3.

	  Statements of Operations for the three month and
	   nine month periods ended September 30, 2002
	   and 2001 (unaudited)                                 4.

	  Statements of Cash Flows for the nine months ended
	   September 30, 2002 and 2001 (unaudited)              5.

	  Notes to Financial Statements                         6.

     Item 2.  Management's Discussion and Analysis of
	       Financial Condition and Results of Operations    7.


PART II - OTHER INFORMATION                                    11.

	  Signatures                                           11.

	  Certifications                                       12.

		     ULTRADATA SYSTEMS, INCORPORATED



Balance Sheets
As of September 30, 2002 and December 31, 2001


					   September 30,      December 31,
					       2002              2001
Assets                                     (Unaudited)
_________________________________________________________________________
Current assets:
 Cash and cash equivalents                 $   150,240       $    164,682
 Trade accounts receivable, net of
  allowance for doubtful accounts of
  $132,267 and $365,287, respectively           94,176            376,429
 Inventories                                   766,336          1,346,492
 Prepaid expenses and other current assets      12,013             11,649
					     ---------          ---------
Total current assets                         1,022,765          1,899,252
					     ---------          ---------

Property and equipment, net                    283,234            413,270
					     ---------          ---------
Total property and equipment                   283,234            413,270
					     ---------          ---------

Notes receivable - long term                   225,394            225,394
Other assets                                     5,444              5,444
					     ---------          ---------
Total assets                               $ 1,536,837         $2,543,360
					     =========          =========

Liabilities and Stockholders' Equity
_________________________________________________________________________
Current liabilities:
 Accounts payable                          $    61,953         $   96,133
 Accrued expenses and other liabilities        146,214            272,146
 Notes payable - current                       124,185            110,991
					     ---------          ---------
Total current liabilities                      332,352            479,270
					     ---------          ---------

Long term liabilities:
 Notes payable - long term                     514,723            616,007
					     ---------          ---------
Total liabilities                              847,075          1,095,277
					     ---------          ---------
Stockholders' equity:
 Preferred Stock, $0.01 par value,
  4,996,680 shares authorized, none
  outstanding                                        -                  -
 Series A convertible preferred stock,
  3,320 shares authorized, 16 shares
  outstanding with a stated value of $1,000     16,000             16,000
 Common stock, $.01 par value; 10,000,000
  shares authorized; 3,758,762 shares
  issued September 30,2002; 3,698,350
  shares issued December 31, 2001               37,588             36,983
 Additional paid-in capital                  9,578,736          9,573,281
 Accumulated deficit                        (7,872,770)        (7,049,202)
 Treasury stock (326,171 shares at cost)      (942,311)          (942,311)
 Notes receivable issued for purchase of
  common stock                                (127,481)          (186,668)
					     ---------          ---------
Total stockholders' equity                     689,762          1,448,083
					     ---------          ---------
Total liabilities and stockholders' equity $ 1,536,837        $ 2,543,360
					     =========          =========





See accompanying summary of accounting policies and notes to financial statements.

ULTRADATA SYSTEMS, INCORPORATED

Statements of Operations

			       Three months ended       Nine months ended
				  September 30,            September 30,
			      2002          2001      2002             2001
				  (unaudited)              (unaudited)
_____________________________________________________________________________
Net sales:                $ 354,123    $   139,503   $ 1,428,526  $   835,957

Cost of sales:              333,326        570,422     1,116,611      985,072
			   --------------------------------------------------
Gross profit                 20,797       (430,919)      311,915     (149,115)
			   --------------------------------------------------

Selling expense              32,840         96,804        93,076      302,786
General and administrative
 expenses                   208,183        538,056       817,976    1,678,876
Research and development
 expense                     55,365         81,347       168,734      306,707
			   --------------------------------------------------
Total operating expenses    296,388        716,207     1,079,786    2,288,369
			   --------------------------------------------------
Operating loss             (275,591)    (1,147,126)     (767,871)  (2,437,484)

Other (expense) income:
 Interest and dividend
  income                        810            215         8,031       59,157
 Interest expense           (18,220)       (18,300)      (57,038)     (31,199)
 Equity in losses of
  affiliates                      -         12,359             -       17,927
 Other, net                  (6,834)       (16,657)       (6,690)     (38,760)
			   --------------------------------------------------
Total other (expense)
 income, net                (24,244)       (22,383)      (55,697)       7,125

Loss before income taxes   (299,835)    (1,169,509)     (823,568)  (2,430,359)

Income tax                        -              -             -            -
			    -------------------------------------------------
Net loss                   (299,835)    (1,169,509)     (823,568)  (2,430,359)

Less preferred stock
 dividends                        -       (160,610)            -     (252,279)
			    -------------------------------------------------
Net loss available to
 common shareholders      $(299,835)   $(1,330,119)  $  (823,568) $(2,682,638)
			    =================================================

Loss per share-basic and
 diluted                  $   (0.09)   $     (0.41)  $     (0.24) $     (0.83)
			    =================================================

Weighted Average Shares
 Outstanding:
 Basic and diluted        3,432,591      3,249,533      3,409,719   3,226,113
			  ===================================================




See accompanying summary of accounting policies and notes to financial statements.

ULTRADATA SYSTEMS, INCORPORATED
Statements of Cash Flows

Nine months ended September 30, 2002 and 2001
____________________________________________________________________________
						 2002            2001
						      (unaudited)
					      ______________________________
Cash flows from operating activities:
 Net loss                                     $ (823,568)      $(2,430,359)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization                  128,784           146,871
  Inventory writedown                            186,510           613,672
  Equity in earnings of unconsolidated
   affiliates                                          -           (17,927)
  Realized loss on investments                         -            13,046
  Loss on disposal of fixed asset                  6,873            18,534
  Non-cash compensation expense                        -             2,544
  Increase (decrease) in assets and liabilities:
   Trade accounts receivable                     282,253           507,373
   Inventories                                   393,646          (569,350)
   Prepaid expenses and other current assets        (365)           10,625
   Accounts payable                              (34,179)           (8,634)
   Accrued expenses and other liabilities       (125,931)         (146,403)
   Deferred rent                                       -            (5,598)
						--------         ---------
Net cash provided by (used in) operating
 activities                                       14,023        (1,865,606)
						--------         ---------
Cash flows from investing activities:
 Investment in affiliated company                      -                 -
 Deferred compensation trust investments               -                 -
 Capital expenditures                             (5,622)          (12,017)
 Restricted cash                                       -           765,000
						--------         ---------
Net cash (used in) provided by investing
 activities                                       (5,622)          752,983
						--------         ---------

Cash flows from financing activities:
 Proceeds from issuance of redeemable
  preferred stock and common stock warrants            -                 -
 Costs related to issuance of redeemable
  preferred stock and common stock warrants            -                 -
 Repayment of notes payable                      (82,030)         (126,269)
 Repurchase of preferred shares                        -          (178,000)
 Subscription payments                            59,187                 -
					       ---------         ---------
Net cash used in financing activities            (22,843)         (304,269)
					       ---------         ---------

Net decrease in cash and cash equivalents        (14,442)       (1,416,892)
Cash and cash equivalents at beginning of
 period                                          164,682         1,842,983
					       ---------         ---------
Cash and cash equivalents at end of period    $  150,240       $   426,091
					       =========         =========




Non-cash investing and financing
 Redemption of Rabbi Trust                    $        -       $    87,329
					       =========         =========
 Conversion of preferred stock to common
  stock                                       $        -       $    28,000
					       =========         =========
 Conversion of preferred stock to notes
  payable                                     $    6,060       $ 1,759,860
					       =========         =========







See accompanying summary of accounting policies and notes to financial statements.

		      ULTRADATA SYSTEMS, INCORPORATED

			   September 30, 2002

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

     In the opinion of management, the information furnished for the three-month and nine-month periods ended September 30, 2002 and 2001, includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 2002. It is suggested that the interim financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-25380).

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


Note 2. Inventories

     Inventories consist of the following:


				 September 30,       December 31,
				    2002                2001
				 -------------      -------------
     Raw Materials               $  459,646         $   831,318
     Work in Process                      -                   -
     Finished Goods                 306,690             515,174
				  ---------           ---------
     Total Net                   $  766,336         $ 1,346,492
				  =========           =========

     Obsolete inventory on hand  $  582,482         $   434,487
				  =========           =========

Note 3. Prepaid Expenses

     Prepaid expenses consist of the following:


				September 30,       December 31,
				   2002                2001
				------------        -----------
     Prepaid insurance           $  10,740           $   5,179
     Other prepaid expenses          1,273               6,470
				  --------            --------
				 $  12,013           $  11,649
				  ========            ========



Note 4. Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consist of the following:

				September 30,       December 31,
				   2002                2001
				------------        -----------
     Accrued sales commissions
      and royalties              $  54,718           $ 141,811
     Payroll and payroll-
      related liabilities           36,784              69,061
     Accrued interest payable        6,005                   -
     Other                          48,707              61,274
				  --------            --------
				 $ 146,214           $ 272,146
				  ========            ========


Note 5. Accounts Receivable

     The Company sold accounts receivable of $233,000 from a bankrupt customer for proceeds of $60,580. The receivable amount had been fully reserved during 2001, and the proceeds were recorded as an adjustment to the provision for bad debt expense.


Note 6. Subsequent Event

     On October 29, 2002, judgment was entered by the Circuit Court of St. Louis County, State of Missouri in the action titled "Ultradata Systems, Inc. vs. E-tegral Partners" (referred to previously as "SmartTime"). The Court awarded damages to the Company for principal, accrued interest, and legal fees in the sum of $861,770.65, and dismissed the counterclaim filed against Ultradata. Any amounts collected will be recorded in the period in which they are received, as the Company has not been able to determine to what extent it will be able to collect the judgment.



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

     * In the second quarter of 2002 we shipped the reprogrammed beta-test units of our Travel*Star 24(tm), which combines our travel information with a GPS antenna to enable a driver to obtain his location and directions to his destination while he drives. Improved performance was obtained, but the tests revealed several software problems that are being resolved, and production will occur after a new Beta test is completed. We expect to be in production in early 2003.

     * The Company has sold over 3 million of its low-cost handheld travel computers, demonstrating that there is a market for travel information products. To re-awaken that market with an improved product that speaks, the Company is developing a Talking Road Whiz. This product is expected to be available early in 2003. The Company is introducing for the holiday season a very low-cost gift item called Road Rage Relief that produces one-line voice comments about driving upon the press of a button. The product provides a simple means of fastening to an interior surface of the car and can be activated without taking one's eyes off the road.

     Each of our consumer products is designed to allow the consumer to access useful information stored in a convenient manner. Our handheld computers generally sell at retail prices between $19.95 and $49.95 per unit. The products have been in retail mass-market chains plus many other locations. The new TRAVEL*STAR 24 will be offered at retail for about $400, which should make it very competitive in the auto aftermarket. Its portability and the fact that it requires no elaborate installation offer advantages over the more expensive in-car systems.


RESULTS OF OPERATIONS

     Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001

     Operating results for the third quarter of 2002 were marginally better than the third quarter of 2001.

     Sales. During the three and nine months ended September 30,2002, net sales totaled $354,123 and $1,428,526, respectively, compared with $139,503 and $835,957, respectively for the same periods in 2001. These figures represent increases of 154% and 70.1% for the three- and nine-month periods, respectively. The increase is primarily due to the very low value in 2001 due to the delay of orders usually received in the third quarter.

     Gross Profit. Gross profit margin for the three- and nine-month periods ending September 30, 2002 were 5.9% and 21.8%, respectively. There was a September 2002 write-off of obsolete inventory of $90,000, which affected both numbers adversely. Without the September write-down, gross margins would have been 31.3% and 28.1% for the three- and nine-month period, respectively. The write-off was warranted due to the age and poor sales performance of the inventory in question.

     SG&A Expense. Selling expenses for the three- and nine-month periods ended September 30, 2002 were $32,840 and $93,076, respectively, compared with $96,804 and $302,786, respectively, for the corresponding periods in 2001. These figures represent decreases of 66.1% and 69.2%, respectively, for the three- and nine-month periods in 2002 versus 2001 in spite of higher sales volume in each period. The primary reason for the decrease is the fact that most of the sales came from a returning customer without significant sales expense to service the orders. General and administrative expenses for the three- and nine-month periods ended September 30, 2002 were $208,183 and $817,976, respectively, compared with $538,056 and $1,678,876, respectively, for the corresponding periods in 2001. These figures represent decreases of 74.5% and 68.0%, respectively, for the three- and nine-month periods in 2002 versus 2001. The primary reasons for the decrease are the reduction in force in the third quarter of 2001, the reduction in office space starting in November of 2001, and the tight controls on operating expenses instituted in 2002.
Success in reducing these costs is important to the continuing survival of the Company pending improved sales due to new products.

     R&D Expense. Research and development expense in the three-month period ended September 30,2002 decreased 31.9%, and for the nine-month period they decreased 45.0% compared with corresponding periods in 2001. These reductions reflect a continuing effort to reduce expenses. In addition to continuing development of the TRAVEL*STAR 24( initial software release, we are continuing amortization of the capitalized software tools developed over the last 2+ years, as well as pursuing the development of a version of our hand-held data reference product that speaks to the user.

     The Company posted a net loss from operations of ($275,591) and ($767,871) for the three- and nine-month periods ended September 30, 2002, respectively, compared to a net loss from operations of ($1,147,126) and ($2,437,484) for the corresponding periods in 2001.

     Other Income. Other income (expense) for the three- and nine-month periods ended September 30, 2002 totaled ($24,244) and ($55,697), respectively, compared with ($22,383) and $7,125, respectively, for the corresponding periods of 2001. The reduction has come about through reduced dividend and interest income on reduced cash assets.

     As a result of the foregoing, the Company posted a net loss available to common shareholders of ($299,835), or ($0.09) per basic and diluted common share, for the three-month period ended September 30, 2002, compared to a net loss available to common shareholders of ($1,330,119), or ($0.41) per basic and diluted common share, for the three-month period ended September 30, 2001. The Company posted a net loss available to common shareholders of ($823,568), or ($0.24) per basic and diluted common share, for the nine-month period ended September 30, 2002, compared to a net loss available to common shareholders of ($2,682,638), or ($0.83) per basic and diluted common share, for the nine-month period ended September 30, 2001. The Company was required to record an imputed dividend as a result of its sale of Series A redeemable convertible preferred stock in May of 2000 of $160,610 and $252,279 during the three- and nine-month periods ended September 30, 2001, respectively.
No such dividend was required in 2002 due to the conversion of the preferred shares to debt in the third quarter of 2001.


FINANCIAL CONDITION AND LIQUIDITY

     At September 30, 2002, the Company had $150,240 in cash and cash equivalents, compared to $164,682 at December 31, 2000. The Company's operating activities in the nine months ended September 30, 2001, provided cash totaling $14,023. Losses for the first nine months of the year of $840,795 included non-cash losses due to depreciation and amortization, amounting to $128,784, and were offset by reductions in accounts receivable of $282,253 due to collections on sales in the first half of 2002 and reductions of inventory of $393,646. Accounts receivable were reduced during the quarter by our sale of our Kmart receivable. As an unsecured creditor in the Kmart bankruptcy, the Company could have been forced to wait years for payment, and might never have been paid. Accordingly, with approval of the Board of Directors, the Company sold its Kmart receivable of $233,000 from December 2001 to a financial institution for 26% of the total in order to have near-term cash.

     Net cash used in investing activities for the nine-month period ended September 30, 2002 totaled $5,622 for capital expenditures. In the same period of 2001 investing activities provided $752,983 as the Company recovered $765,000 which had been pledged to secure a letter of credit in favor of Talon.

     Net cash used in financing activities for the three-month period ended September 30, 2002 was ($22,843) compared with ($304,269) used in the same period of 2001. During 2002 cash used to pay down our convertible debt was offset in part by payments made to fund the purchase of common stock. During 2001 we used 178,000 in cash to repurchase 58 shares of Series A Preferred Stock.

     Our operating losses over the past three years have had an adverse effect on our working capital. At September 30, 2002, we had $690,413 in working capital, which Management believes will be sufficient, together with self-generated funds, to finance the purchase orders for the remainder of 2002 as well as the first quarter of 2003, when new products are expected to begin to generate revenues. We expect, therefore, to have sufficient capital resources to fund our operations for the next year and the foreseeable future, given appropriate terms with suppliers and customers.

     We have reduced staff, office space, and consulting expenses to bring our costs of doing business more in line with revenues. The Company is now able to function on much lower sales per year and is in a position to be profitable quickly, given the required market acceptance of the new products. Lack of quick acceptance of the new products by customers may result in insufficient funds to continue operations.


Item 3.  Controls and Procedures

     Monte Ross, our Chief Executive Officer, and Ernest Clarke, our Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures within 90 days prior to the filing date of this report. Based on their evaluation, they concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to them by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Messrs. Ross and Clarke performed their evaluation.

		    ULTRADATA SYSTEMS, INCORPORATED
				  10QSB


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings:

     On October 29, 2002, judgment was entered by the Circuit Court of St. Louis County, State of Missouri in the action titled "Ultradata Systems, Inc. vs. E-tegral Partners." (In prior filings we have identified the defendant as "SmartTime", which was the predecessor to E-tegral Partners.) The judgment awarded damages to Ultradata in the sum of $861,770.65, and dismissed the counterclaim filed against Ultradata. The Company has not determined the extent to which it will be able to collect the judgment.


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

November 1, 2002                      /s/  Monte Ross
				      -----------------------
				      Monte Ross, CEO
				      (Chief executive officer)


				      /s/ Ernest S. Clarke
				      ------------------------
				      Ernest S. Clarke, President
				      (Principal financial and accounting
				       officer)

CERTIFICATIONS

I, Monte Ross, certify that:

   1. I have reviewed this quarterly report on Form 10-QSB of Ultradata Systems, Incorporated;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

       a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 1, 2002             /s/  Monte Ross
				    -------------------------
				    Monte Ross, Chief Executive Officer


I, Ernest Clarke, certify that:

   1. I have reviewed this quarterly report on Form 10-QSB of Ultradata Systems, Incorporated;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

       a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 1, 2002         /s/ Ernest S. Clarke
				--------------------------
				Ernest Clarke, Chief Financial Officer