Form 10KSB
period 2002-12-31
ULTRADATA SYSTEMS INC
filed 2003-03-28
CIK 931947

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                                FORM 10-KSB
                           ANNUAL REPORT PURSUANT
                         to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from_____ to_____

                      Commission File Number:   0-25380

                       ULTRADATA SYSTEMS, INCORPORATED
              (Name of small business issuer in its charter)

      Delaware                                       43-1401158
-----------------------------------------------------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

          1240 Dielman Industrial Court, St. Louis, MO.     63132
          ----------------------------------------------------------
          (Address of principal executive office)        (Zip code)

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

     State the issuer's revenues for its most recent fiscal year:   $1,741,557

     The aggregate market value at March 11, 2003 of the voting stock held by non-affiliates, based on the closing price as reported by the National Quotations Bureau, was approximately $646,477. The aggregate market value has been computed by reference to a share price of $0.14 (the price at which stock was sold, or the average bid or asked price of such stock on March 11,
2003). All directors, officers, and stockholders owning more than five percent of the outstanding common stock of the Registrant have been deemed "affiliates" for the purpose of calculating such aggregate market value.
The number of shares outstanding of the issuer's common stock, as of March
11, 2003, was 4,617,693 Transitional Small Business Disclosure Format:

                             Yes [ ]     No [X]

DOCUMENTS INCORPORATED BY REFERENCE:      None


                YOU SHOULD NOT RELY ON FORWARD LOOKING STATEMENTS
                -------------------------------------------------

     This annual report contains a number of forward-looking statements regarding our future prospects. Among the forward-looking statements are descriptions of our plans to introduce new products to the market, to expand our customer base, to develop products based on a GPS/Internet technology, and to return our company to profitability. These forward-looking statements are a true statement of our present intentions, but are neither predictions of the future nor assurances that any of our intentions will be fulfilled. Many factors beyond our control could act against Ultradata in its efforts to develop and market its products. Among these factors are:

     * The fact that our financial resources are minimal and will not sustain us past this year unless our new products are successful;

     * The fact that our lack of capital severely limits our ability to market our products. As a result, the loss of a significant customer could imperil the marketing of an entire product line;

     * The difficulty of attracting mass-market retailers to a seasonal product like the Talking Road Whiz(tm); and

     * The breadth and depth of competition in the GPS market, which will make introduction of our product with a limited marketing budget difficult.

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


                                     PART I

ITEM 1. BUSINESS

     Overview

     Since 1987 we have been engaged in the business of manufacturing and marketing handheld computers that provide travel information. The products are based upon a data compression technology that we developed, portions of which we have patented. Recent developments in communications technology have opened up new opportunities for us to use our technology. The following paragraphs outline the scope of our operations:

     * The Company has sold over 3 million of its low-cost handheld travel computers, demonstrating that there is a market for travel information products. To re-awaken that market with an improved product that speaks, the Company has developed a Talking Road Whiz. Deliveries of this product began in March of 2003 and, the Company expects to receive significant revenue in 2003 from sales of this new addition to its product line. It has purchase orders in hand from two major customers for delivery in March 2003. It has a contract with a major distributor providing exclusivity in certain channels if 360,000 units are purchased and delivered in calendar 2003.

     * In 2002 we shipped the reprogrammed beta-test units of our Travel*Star 24(tm), which combines our travel information with a GPS antenna to enable a driver to obtain his location and directions to his destination while he drives. Improved performance was obtained, but the tests revealed several software problems that have to date prevented marketing of the product. The software issue is still being addressed, and the Company plans to test the market in the second half of 2003.

     * The Company continues to sell its line of both branded and private-labelled, low-cost travel computers.

     Each of our consumer products is designed to allow the consumer to access useful information stored in a convenient manner. Our handheld computers generally sell at retail prices between $19.95 and $49.95 per unit. The products have been in retail mass-market chains plus many other locations. The new TRAVEL*STAR 24 is expected to be offered at retail for under $400, which should make it very competitive in the auto aftermarket. Its portability and the fact that it requires no elaborate installation offer advantages over the more expensive in-car systems.

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

     We have achieved a significant advance in the technology in our product with the introduction of the Talking Road WhizTM. The unit speaks in a clear, loud, real voice appropriate prompts for the user's next action as well as the information presented on the display. This technological improvement makes the unit easier to use and more attractive to buy, and paves the way for other applications of this new technology.

     Among the other hand-held products we currently offer are the following:

     Road Whiz(tm) Plus provides complete routing information for over 90 cities, giving driving distances, driving time and detailed directions. A similar product made by Ultradata is sold by one of our major distributors under the name Auto PilotTM. Our products are designed to be marketed by mass merchandise retailers.

     The Road Whiz(tm) RV Special adds to the standard Road Whiz(tm) features useful for an RV owner, such as the location of dump stations and the availability of parking for recreational vehicles at restaurants, and is sold through RV magazines and Camping World stores. AAA TripWizard(r) is the product of a joint effort between Ultradata and the American Automobile Association (AAA). During 1998, we entered into an agreement with AAA to develop an expanded database to include AAA's diamond-rated restaurants and lodging facilities, AAA-approved auto repair, camp grounds and attractions, as well as the AAA ratings, where available, for the facilities in our proprietary Interstate database. This expanded database has been incorporated into a hand-held travel computer called the TripWizard(r). TripWizard(r) is being marketed to AAA's affiliates, consisting of 93 clubs, 1,100 offices and over 41 million members in the United States, as well as through other channels, including QVC.


Our New Marketing Strategy

     After our initial public offering of securities in 1995, we were able to commence widespread marketing of the handheld products. We priced them to the upper range gift market ($49 to $129) and focused our marketing efforts on direct sales through television and print ads, as well as through a sales representative network. That strategy was successful in expanding our sales for three years, while the products were new to the market. The expansion of sales, however, did not bring with it a proportionate expansion of profits. Too many of our marketing techniques were only marginally profitable, and as our products lost some of their newness, marketing techniques such as direct mailing produced diminishing returns. For that reason, beginning late in 1998 we revised our marketing strategy. Products without the voice feature now generally retail for $19.95 to $29.95. At this price point, we expected to gain sufficient volume to achieve economies of scale with new low-cost manufacturing methods, permitting us to operate profitably at a lower level of annual sales. While we have reduced the cost of marketing as well as other operating costs, we need to increase the volume of sales in 2003 to be profitable. With the new Talking Road Whiz, we expect to achieve the volume necessary for profitability.

     Distribution through mass merchandise channels accounted for over 74% of our revenue in 2002. We expect that a small group of mass-market channels will continue to dominate the market for our handheld computer products.
The following table identifies the customers to whom over 10% of our sales were made in either of the past two years as well as other mass-market retailers that carry our products. In 2002, sales emphasis shifted from mass-market retailers to other channels of mass distribution that require far less marketing costs. We expect the same array of customers in 2003.


Channel of Distribution    2002 Sales    % of Sales   2001 Sales  % of Sales
-----------------------------------------------------------------------------
Media Solutions Services   $  634,339      56.2%      $   19,152     1.1%
QVC                        $  177,552      15.7%      $   74,921     4.4%
AAA Clubs                  $   35,442       2.0%      $   50,458     3.0%
Wal-Mart                   $   30,857       1.8%      $  466,855    27.4%
Target                     $        -         -%      $  380,532    22.3%
Kmart                      $        -         -%      $  335,921    19.7%


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

     * Direct Response Marketing. Our largest customer during 2002 was Media Solutions Services. This distributor specializes in multi-media direct-response marketing and has resources and expertise that can achieve high sales effectiveness at relatively low promotional cost.
       We have received first-quarter 2003 orders from Media Solutions Services amounting to $221,200 and expect significant additional sales from this customer in 2003.

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

     At present, there is one manufacturer to whom we contracted most of our assembly work in 2002. Once each year, the manufacturer quotes prices to us based upon estimated annual quantities. Then we place individual purchase orders for production. Our arrangements with this manufacturer - up to the point of a purchase order - are terminable at will by either party. If the manufacturer becomes unavailable to us, alternate sources would be readily available. Nevertheless, the sudden loss of our manufacturer or unanticipated interruptions or delays from our present manufacturer would likely result in a temporary interruption to our planned operations.

Backlog

     As of December 31, 2002 our total backlog was approximately $164,864, compared to backlog of $360,600 on December 31, 2001. As of March 11, 2003, the total backlog was $454,130.

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

Database Research

     A broad and accurate database is essential to the success of our products. For this reason, we have developed a systematic approach to updating our ROAD WHIZ(tm) database. A significant part of the ROAD WHIZ(tm) database
is gathered and verified by "Road Helpers."   Road Helpers are generally
retirees and others that travel extensively and report to us regarding the facilities they encounter. The data provided by the Road Helpers is, in turn, reviewed and augmented at our corporate headquarters along with use of publicly available information from chains and states on businesses and facilities.

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


GPS Products

     Travel*Star 24(tm) GPS Auto Navigational System

     We have developed a low cost, portable navigation unit for the automotive after-market, which we will market as the "Travel*Star 24(tm)." The Travel* Star 24(tm) utilizes the Talon GPS receiver and antenna to pinpoint the longitude and latitude of the moving vehicle. The unit is capable of calculating a route, displaying visual directions and distance as well as providing audible turn-by-turn prompts and warnings when the driver strays from the route. The Travel*Star 24(tm) also includes an expanded version of the proprietary and unique Road Whiz(tm) database, providing the driver directions to over 200,000 services across the U.S.A. As the driver travels, the GPS signals are referenced to the service database, so that the driver can instantly find businesses, hotels, service stations, rest stops, restaurants, hospitals, tourist attractions, airports, etc. in more than 250 metropolitan areas, as well as directions to over 12,000 smaller cities and towns.

     While there are a wealth of potential users for a GPS-based navigation system, we intend to target the Travel*Star 24(tm) to the 12-volt automotive after-market, which currently consists of over 150 million vehicles and grows by 15 million vehicles annually.

     Currently, perhaps 1,000,000 GPS-based navigation systems are sold annually. These include installed original equipment such as "Neverlost" and "Visteon", which are generally priced in the $2,000 range; low-end hand-held units of very limited capability (generally approximately $200); and middle market units priced in the $400 to $1000 range. Examples across this middle range can be found in the lines of Magellan, Garmin and Lowrance. Travel*Star 24(tm) will compete in this range, as we expect it to have an initial retail price under $400. But the Travel*Star 24(tm) should have several competitive advantages over the middle market competitors:

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

     The Travel*Star 24(tm) can easily fit into a briefcase or purse; so it is portable to any rental vehicle. Testing has been ongoing and has uncovered several software issues, some of which have been resolved. Additional development and testing is required. So market introduction is planned for the latter part of 2003.

     Travel*Star 24(tm) has taken much longer to complete than originally planned because the tasks and approach were much more difficult than anticipated. Nonetheless, Management feels that the result is a product that outstrips the competition in performance for the price. This assessment is derived from discussions with contacts in the retail markets at trade shows and elsewhere. We are, therefore, anticipating a positive reception when the product finally reaches the market.

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

     We plan to modify the Travel*Star 24(tm) to incorporate a cellular transceiver into the existing housing. Information in the vehicle would originate in and be displayed on the Travel*Star 24(tm), which has a four-line text display and a menu-driven "soft key" user interface. The Travel* Star24(tm) also has a built-in GPS receiver, and can generate the necessary geo-coordinates to identify the vehicle's location. The vehicle's identity, its geo-coordinates, and any outgoing messages would be passed to the cellular transceiver for broadcast to the local phone cell, then transferred via the Internet to the "Home Base" PC.

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

     In 2002, the Company incurred $251,609 in research and development costs compared to $360,686 in 2001. Research activities for 2002 were primarily focused on continued development of Travel*Star 24(tm) and the Talking Road Whiz(tm) products.

Employees

     The Company currently has 8 full-time employees, including four officers, all of whom are located at the Company's headquarters in St. Louis, Missouri. The Company employs three people in sales, customer service and shipping, three people in executive management and administration, one person in product development, and one person in inventory management. None of the Company's employees belong to a collective bargaining union. In addition, a number of part-time consultants are retained for database research, website development and maintenance, and software development. The Company has not experienced a work stoppage and believes that its employee relations are good.


Item 2. PROPERTIES

     Our headquarters, principal administrative offices, and research and development facilities are located in approximately 5,000 square feet of leased office space in an industrial building located at 1240 Dielman Industrial Court, St. Louis, Missouri. The Company reduced the space occupied when its previous lease expired October 31, 2001 from 12,500 square feet to the 5,000 square feet identified above. The Company pays a monthly rent plus 31% of all building expenses under a new lease that expires October 31, 2003. The Company maintains no manufacturing operations on site and employs outside contractors to perform all of its manufacturing requirements.

     Aggregate rental expense totaled $58,829 for 2002, compared to $107,502 in 2001. The Company believes that its facilities are adequate for the Company's present and foreseeable requirements.

Item 3. LEGAL PROCEEDINGS

     During the 4th Quarter of 2002 the Company's action against SmartTime (now known as E-tegral) resulted in a judgment awarding $861,000 to the Company. Efforts to collect the judgment are underway, but it is unknown to what extent, if any, we will be successful in collecting the judgment.

     During the 4th Quarter of 2002 the Company sold its claim in the Kmart bankruptcy. The claim of $246,623 was sold at a 74% discount.

     The Company is party to a fee arbitration with BDO Seidman LLP, in which the Company alleges that several hundred thousand dollars in fees the Company paid for accounting services performed by BDO Seidman were excessive.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                   PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

     The following table sets forth the prices for the Company's Common Stock (OTC Bulletin Board: ULTR) for the eight quarters starting January 1, 2001 and ending December 31, 2002. Until June 27, 2001, the Company's stock was listed on the NASDAQ SmallCap Market. From that date until August 28, 2001, the stock was quoted on the Pink Sheets. Since August 29, 2001 the Common Stock has been quoted on the OTC Bulletin Board.


                                 Bid
                           -----------------
                           High          Low
Quarter Ending

March 31, 2001             1.687       0.75
June 30, 2001              1.25        0.50
September 30, 2001         0.51        0.19
December 31, 2001          0.46        0.13


March 31, 2002             0.24        0.20
June 30, 2002              0.20        0.11
September 30, 2002         0.15        0.08
December 31, 2002          0.27        0.20

(b)  Shareholders

     At March 11, 2003, there were 123 registered stockholders of record of the Company's Common Stock. Based upon information from nominee holders, the Company believes the number of owners of its Common Stock exceeds 3,000.

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

     In 1999, therefore, we again shifted our focus, this time to mass market retailing, of the sort you associate with Kmart, Wal-Mart, and Target Stores, to name three mass market customers. The reduction of our prices to mass market levels required major adjustments to our cost structure. So during the second half of 1999 and into 2000 we made the cuts and performed the
streamlining.   That effort, however, was frustrated, in part, by the worldwide shortage in read-only memory (ROM) chips during 2000, the result of which was a $767,400 increase in our payments for chips. Nevertheless, our overall results for 2000 indicated that we were heading in the right direction, as we significantly reduced operating loss despite the increased chip expense.
Our plan, therefore, was to continue to pursue mass market outlets for our handheld travel computers, with the expectation the reorientation of our marketing focus and the ancillary restructuring of our cost structure will eventually stabilize our handheld travel computers as a profitable line of business. Once we have re-established the handheld units as a stable foundation for our business, we can then devote our financial resources to our development projects without fear of being left without adequate resources to sustain operations.

     In 2001 and 2002, however, sales in the poor economy became difficult. Our major customer in 2000 had excess inventory that was not eliminated until the end of 2001. Other customers were nervous about the holiday seasons and acquired less product inventory than they would have otherwise. The failure to achieve another successful product line besides the Road Whiz line also constrained sales. Specifically, the delay of Travel*Star 24(tm) has been a serious issue for the Company, as the development effort places demands on our financial and managerial resources while not producing revenues. Completion of Travel*Star 24(tm) and resultant sales along with Talking Road Whiz(tm) product sales should elevate sales in 2003 over 2002 levels. We believe the Talking Road Whiz(tm) will rejuvenate the niche market we are in of handheld travel computers and lead the Company back to positive operating earnings, given our reduction in overhead and other costs.

Results of Operations

     Sales. Sales for 2002 increased slightly (2.2%) to $1,741,557 from $1,704,013 in 2001. The lack of sales from any new product line, due to the delay in Travel*Star 24(tm) development, led to flat sales volume for the two-year period. Our plan is to continue to pursue mass-market outlets for both our traditional products as well as new products just reaching market in 2003, and so grow sales in this fashion. In addition, we have engaged the services of new representative organizations in an effort to reach new sales channels with which they have significant contact.

     Gross Profit. Because of the delays in bringing Travel*Star 24 for market, we determined at year-end that our inventory of Travel*Star 24 items should be written-off, as our ability to use them productively remains in doubt. That decision was the primary reason for a year-end inventory write-down totaling $813,094. But for the December inventory write-downs, our gross margin would have been $466,242, or 26.8%. As a result of the write-downs, however, our gross margin was negative on the year. Our gross margin in 2002 fell to ($146,212), or (8.4%) of sales, compared to $113,833, or 6.7%
of sales in 2001.

     Selling Expenses. During 2002, we incurred $219,259, or 12.6% of sales, in advertising, promotion, and marketing program expenses, as compared to $534,593, or 31.4% of sales, in 2001. The result was an overall reduction of over $300,000 in selling expense and 18.8% as a percentage of sales. Our 2003 plan is geared to achieve similar selling costs of 10%-13% through cost control and increased base.

     Research and Development Expenses. Our research and development expenses in 2002 were $251,609, reduced from $360,686 in 2001, a decrease of 30.2%.
The primary reason for the reduction was our lack of capital resources. We will continue to perform research & development on a bare-bones basis until we improve our financial condition.

     General and Administrative Expenses. Our G&A expenses in 2002 were $1,159,158 in 2002 as compared to $2,346,428 in 2001, representing a reduction of 50.6%. The full measure of cost cutting in late 2001 resulting from personnel layoffs and smaller premises for operations is reflected in this decrease for 2002. We do not believe that an increase in sales, should it occur in 2003, will require a significant increase in G&A expense.

     Other Expense. During 2002, other expense was ($261,495) compared to ($184,138), an increase of $77,357, or 42.0%. The primary difference between the two periods was the fact that 2001 figures had a significant gain of the Talon sale offset by additional impairments over and above those in 2002.
In 2002, the only impairment taken was the remaining unamortized capitalization of the expense for the software tools for Travel*Star 24(tm), which we wrote off completely due to the failure to get the product to market in 2002.

     Net Loss. Our net loss available to common stockholders for 2002 was ($2,041,333), or ($0.59) per basic and diluted share when $3,600 of preferred stock imputed dividends are taken into account, compared with ($3,573,337), or (1.10) per basic and diluted share in 2001, including $261,325 of imputed dividends.

Liquidity and Capital Resources

     Our operating losses over the past four years have eliminated our working capital. In January and February we completed a private offering of debt and equity, and obtained $165,000 in proceeds. These funds are held in escrow pending receipt of purchase orders from certain of the Company's customers.
Up to 70% of the value of these purchase orders is available for use by the Company, and funds must be placed back in escrow upon receipt by the Company in payment for the orders. Management expects these funds to be sufficient to support operations until sales of the Talking Road Whiz begin producing significant cash flow in the latter half of the year. Notes are due and payable July 31, 2003.

     Because the Company has reduced its costs of doing business and has excellent prospects for increased sales in 2003, Management expects the financial picture to improve greatly over the course of 2003. However, if the anticipated sales fail to materialize, we will not have sufficient financial resources to carry the Company into 2004.

Impact of Accounting Pronouncements

     There were no recent accounting pronouncements that have had or are likely to have a material effect on the Company's financial position or results of operations.

Item 7. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 8. FINANCIAL STATEMENTS

     The financial statements of Ultradata Systems, Incorporated, together with notes and the Report of Independent Certified Public Accountants, are set forth immediately following Item 14 of this Form 10-KSB.


                                   PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


     The following table lists certain information regarding the officers and directors of the Company as of March 28, 2002:

NAME                      AGE             POSITION
---------------------------------------------------------------------------
Monte Ross                70              Chief Executive Officer, Director
Ernest Clarke             63              President & Chief Financial Officer,
                                           Director
Mark L. Peterson          46              Vice President-Engineering,
                                           Secretary, Director
Duane Crofts              65              Vice President-Sales & Advanced
                                           Products
Donald Rattner            69              Director
H. Krollfeifer, Jr.       62              Director
Matthew Klapman           33              Director

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

     Matthew Klapman joined the Company in 2002 to serve as a member of the Board of Directors. Mr. Klapman is the CEO of Future Vision Technologies, Inc., which he co-founded 1990. He has maintained a strong career in technological innovation, business strategy, negotiation, and team management. He has invented and developed a myriad of products in the video, 3-D graphics, and communication fields. As a Director at Motorola, he developed the computer graphics and marketing strategy for its corporate strategy office and broadband wireless communications sector. In addition, as Director of Research and Development for Motorola's Personal Communications Sector, he spearheaded the creation of the new user interface platform that is the basis for all of Motorola's cellular phones. He has developed products and designs that have earned several industry awards. He received a B.S. in Computer Engineering and a J.D. from the University of Illinois at Urbana. He holds
4 issued and 7 pending patents.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     None of the directors, officers, or beneficial owners of more than 10% of Ultradata's common stock failed to file on a timely basis reports required during 2002 by Section 16(a) of the Exchange Act.

Item 10. EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by, or paid by Ultradata to executives for services rendered in all capacities to Ultradata during each of the last three fiscal years. There was no other executive officer whose total salary and bonus for the fiscal year ended December 31, 2002 exceeded $100,000.



                                Annual                      Long-term
                             Compensation                  Compensation
                           ------------------        -------------------------
Name & Position            Year        Salary        Bonus  Other (1)  Options

Monte Ross,                2002       $ 152,938     $    -  $     -      (2)
Chief Executive Officer    2001       $ 156,278     $    -  $     -
                           2000       $ 156,578     $    -  $ 6,000      (3)

Ernest Clarke              2002       $ 103,783     $    -  $     -      (4)
President                  2001       $ 107,691
                           2000       $ 102,275



(1) Included premium payments for a life insurance policy on Mr. Ross, with his estate as beneficiary, discontinued in 2001.
(2) During 2002 the Board's Stock Option Committee awarded Mr. Ross options to purchase 80,500 shares of Common Stock at an exercise price of $.07.
(3) During 2000 the Board's Stock Option Committee awarded Mr. Ross options to purchase an additional 7,000 shares of Common Stock at an exercise price of $1.50.
(4) During 2002 the Board's Stock Option Committee awarded Mr. Clarke options to purchase 38,500 shares of Common Stock at an exercise price of $.07.

Employment Agreements

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

Stock Option Awards

     The following table sets forth information regarding the stock options granted to the Company's two highest paid executives during 2002 and the stock options held by them on December 31, 2002. No executive officer exercised an option during 2002.



OPTION GRANTS IN FISCAL YEAR 2002

                                Percent
                                of total
                                options
              Number of         Granted
              Securities        to
              Underlying        Employees    Exercise
              Option            in fiscal    Price       Expiration
Name          Granted           Year         ($/share)   Date
------------------------------------------------------------------------
Monte Ross      80,500          19.9%         $.07       11/18/07
Ernest Clarke   38,500           9.5%         $.07       11/18/07



AGGREGATED FISCAL YEAR OPTION VALUES


                          Number of securities           Value of unexercised
                          underlying Unexercised         in-the-money options
                          options at fiscal Year-end     at fiscal year end
                          (#) (All exercisable>          (all exercisable)
-----------------------------------------------------------------------------
Monte Ross                      80,500                     $10,465

Ernest Clarke                   38,500                     $ 5,005


Remuneration of Directors

     Outside Directors receive $500 per meeting and are reimbursed for out-of-pocket expenses incurred on the Company's behalf. During the November meeting of the Board of Directors, the Board voted to grant 1,000 shares of common stock and 1,000 options at market price to each outside director for each meeting attended in 2002.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information known to us with respect to the beneficial ownership of our common stock by the following:

     * each shareholder known by us to own beneficially more than 5% of our common stock;

     * Monte Ross and Ernest Clarke;

     * each of our other directors; and

     * all directors and executive officers as a group.

     There are 4,617,693 shares of our common stock outstanding. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include:

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

Name and                Amount and
Address of              Nature of           Percentage
Beneficial              Beneficial          of Outstanding
Owner (1)               Ownership           Shares (12)
-------------------------------------------------------------------------
Monte Ross              434,500(2)           9.2%

Ernest Clarke           189,352(3)           4.1%

Mark Peterson           173,964(4)           3.7%

Donald Rattner           52,186(5)           1.1%

H. Krollfeifer, Jr.      32,000(6)           0.7%

Matthew Klapman          16,000(7)           0.3%

All officers and
directors as a
group (7 persons)       972,241(8)          20.0%

Harley Brixey           610,000(9)          13.2%
3 Friendship Court
Troy, MO 63379

BH Capital Investments,
 L.P.                   251,113(10)          5.2%
 175 Bloor St. East,
 7th Floor
 Toronto, Ontario
 Canada M4W3R8

Excalibur Limited
 Partnership            251,113(10)          5.2%
33 Prince Arthur Avenue
Toronto, Ontario
Canada M5R1B2

Influence Incubator,
 LLC                    300,000(11)          6.1%
9666 Olive Street Road
St. Louis, Missouri 63132


(1) Unless otherwise indicated, the address of each of these shareholders is c/o Ultradata Systems, Incorporated, 1240 Dielman Industrial Court, St. Louis, Missouri 63132
(2) Includes 100,000 shares owned by the Harriet Ross Revocable Trust, and 214,000 shares owned by the Monte Ross Revocable Trust. Also includes options to purchase 80,500 shares.
(3) All shares are owned jointly with Mr. Clarke's spouse. Also includes options for 38,500 shares.
(4) Includes options for 62,000 shares.
(5) Includes options for 15,186 shares.
(6) Includes 24,000 shares owned by D&H Enterprises, Inc., of which Mr. Krollfeifer is a principal. Also includes options for 4,000 shares.
(7) Includes options for 3,000 shares.
(8) Includes options for 233,186 shares.
(9) As reflected on a Form 144 filed on January 29, 2003.
(10)Represents for each shareholder: (a) 11,860 shares of Common Stock which could have been acquired on March 21, 2003 on conversion of Senior Subordinated Convertible Notes (conversion being limited to 28% of the trading volume for the 66 trading days preceding conversion, net of prior conversions), plus (b) warrants to purchase 239,253 shares.
(11)Represents options to purchase 300,000 shares.
(12)In determining the percentage of outstanding shares, all presently exercisable options owned by the shareholder or the group are treated as having been exercised.


Stock Option Plans

     The information set forth in the table below regarding equity compensation plans (which includes individual compensation arrangements) was determined as of December 31, 2002.

Equity Compensation Plan Information
                                                              Number of
                     Number of securities  Weighted           securities
                     to be issued upon     average            remaining
                     exercise of           exercise price     available for
                     outstanding options,  of outstanding     future issuance
                     warrants and          options, warrants  under equity
                     rights                and rights         compensation plans
--------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders        405,477                $.18                 0

Equity compensation
plans not approved
by security holders      22,186*               $.07                 -
                        -------               -----               ---
Total                   427,663                $.17                 0
                        =======               =====               ===


* Represents non-qualified stock options given to the Company's outside directors. The options expire on November 18, 2007.

     We have two stock option plans: the 1994 Incentive Stock Option Plan and the 1996 Incentive Stock Option Plan, both of which were approved by our shareholders. The material terms of the Plans are identical. In aggregate, the Plan authorize the issuance of options for 500,000 shares, all of which have been issued. Of those, options have been exercised to purchase 94,523 shares of common stock.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

Item 13. EXHIBITS, LIST, AND REPORTS

     (a) Financial Statements

     List of Financial Statements Under Item 7 of this Report:

     Independent Auditors' Report
     Balance Sheet as of December 31, 2002.
     Statements of Operations for each year in the two-year period ended
      December 31, 2002.
     Statements of Stockholders' Equity for each year in the two-year period ended December 31, 2002.
     Statements of Cash Flows for each year in the two-year period ended
      December 31, 2002.
     Notes to Financial Statements for each year in the two-year period ended
      December 31, 2002.

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

     3-a(2)  Certification of Correction of Articles of Incorporation. (1)

     3-a(3)  Amendment to Articles of Incorporation dated July 26, 1996 (2)

     3-b.    By-laws. (1)

     4-a.    Specimen of Common Stock Certificate. (1)

     10-a. Lease dated May 23, 1990, as amended on November 31, 1993, for premises at 9375 Dielman Industrial Drive, St. Louis, Missouri.
             (1)

     10-a(1) Lease Addendum dated October 17, 1995, for premises at 9375
             Dielman Industrial Drive, St. Louis, Missouri.(1)

     10-a(2) Lease Addendum dated October 5, 2001, for premises at 1240-1244
             Dielman Industrial Court, St. Louis, Missouri - filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002 and incorporated herein by reference.

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

     99.     Section 906 Certification

     (1) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (33-85218 C) and incorporated herein by reference.

     (2) Previously filed as an Exhibit to Form 10-KSB for the year ended December 31, 1997, and incorporated herein by reference.


     Reports on Form 8-K: None


Item 14.  Controls and Procedures

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





INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of:
Ultradata Systems, Incorporated

We have audited the accompanying balance sheet of Ultradata Systems, Incorporated as of December 31, 2002 and the related statements of operations and comprehensive loss, stockholders' equity (deficiency) and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultradata Systems, Incorporated as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the financial statements, the Company has a net loss of $2,037,733, a negative cash flow from operations of $101,745, a working capital deficiency of $306,228 and a stockholders' deficiency of $441,621. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 19. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.


Boca Raton, Florida
February 7, 2003 (Except for Note 20, as to which the date is March 5, 2003)



                      Ultradata Systems, Incorporated
                               Balance Sheet
                             December 31, 2002

                                  ASSETS
                                  ------
CURRENT ASSETS
 Cash                                            $    37,842
 Trade accounts receivable, net of allowance
  for doubtful accounts of $16,103                   141,599
 Inventories, net                                    102,486
 Prepaid expenses                                      4,562
                                                   ---------
Total Current Assets                                 286,489
                                                   ---------

PROPERTY AND EQUIPMENT - NET                          45,432
                                                   ---------
OTHER ASSETS
 Notes receivable and accrued interest-long term     247,933
 Other assets                                          5,444
                                                   ---------
Total Other Assets                                   253,377
                                                   ---------

TOTAL ASSETS                                     $   585,298
                                                   =========


                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable                                $   277,828
 Accrued liabilities                                 188,825
 Notes payable-current                               126,064
                                                   ---------
Total Current Liabilities                            592,717
                                                   ---------

LONG TERM LIABILITIES
 Notes payable-long term                             434,202
                                                   ---------
TOTAL LIABILITIES                                  1,026,919
                                                   ---------

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $0.01 par value,
  4,996,680 shares authorized, none
  issued and outstanding                                   -
 Series A convertible preferred stock,
  3,320 shares authorized, 16 shares
  outstanding with a stated value of $1,000           16,000
 Common stock, $0.01 par value, 10,000,000
  shares authorized, 4,224,456 issued,
  3,898,285 outstanding                               42,244
 Additional paid-in capital                        9,631,750
 Accumulated deficit                              (9,086,935)
 Treasury stock (326,171 shares at cost)            (942,311)
 Notes receivable issued for purchase of
  common stock                                      (102,369)
                                                   ---------
TOTAL STOCKHOLDERS' DEFICIENCY                      (441,621)
                                                   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY   $   585,298
                                                   =========



See accompanying notes to financial statements.



                       Ultradata Systems, Incorporated
              Statements of Operations and Comprehensive Loss
                       As of December 31, 2002 and 2001



                                                   2002          2001
                                               -----------   -----------

NET SALES                                     $  1,741,557  $  1,704,013

COST OF SALES                                    1,887,769     1,590,180
                                                 ---------     ---------
GROSS (LOSS) PROFIT                               (146,212)      113,833
                                                 ---------     ---------

OPERATING EXPENSES
 Selling                                           219,259       534,593
 General and administrative                      1,159,158     2,346,428
 Research and development                          251,609       360,686
                                                 ---------     ---------
Total Operating Expenses                         1,630,026     3,241,707
                                                 ---------     ---------
OPERATING LOSS                                  (1,776,238)   (3,127,874)
                                                 ---------     ---------
OTHER INCOME (EXPENSE)
 Interest and dividend income                       30,698        63,928
 Interest expense                                  (76,216)     (104,699)
 Gain on sale of investment                              -       281,871
 Impairment of development tools                  (198,764)            -
 Impairment of advance to affiliate                      -      (135,480)
 Impairment of advertising credits                       -      (249,685)
 Loss on disposal of fixed assets                  (17,440)      (18,754)
 Realized loss on sale of securities                     -       (20,668)
 Other, net                                            227          (651)
                                                 ---------     ---------
Total Other Income (Expense)                      (261,495)     (184,138)
                                                 ---------     ---------
LOSS BEFORE INCOME TAX EXPENSE                  (2,037,733)   (3,312,012)
 Income tax expense                                      -             -
                                                 ---------     ---------
NET LOSS                                        (2,037,733)   (3,312,012)
                                                 ---------     ---------
OTHER COMPREHENSIVE INCOME
 Foreign currency translation gain                       -        48,420
 Unrealized gain on deferred compensation
  investments                                            -        13,045
                                                 ---------     ---------
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX             -        61,465
                                                 ---------     ---------

COMPREHENSIVE LOSS                             $(2,037,733)  $(3,250,547)
                                                 =========     =========
LOSS PER SHARE
 Net loss                                      $(2,037,733)  $(3,312,012)
 Preferred stock dividends                          (3,600)     (261,325)
                                                 ---------     ---------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS      $(2,041,333)  $(3,573,337)
                                                 =========     =========

Loss per share - basic and diluted             $     (0.59)  $     (1.10)
                                                 =========     =========

Weighted average shares outstanding -
 basic and diluted                               3,444,312     3,248,125
                                                 =========     =========




See accompanying notes to financial statements.



                        Ultradata Systems, Incorporated
                Statements of Stockholders' Equity (Deficiency)
                For the years ended December 31, 2002 and 2001


                                                                            Notes
                                                                     Receivable                   Other
                                                        Additional   for                        Comprehensive
                    Preferred Stock     Common Stock    Paid-in      Common    Treasury Stock     Income      Accumulated
                   Shares    Amount    Shares   Amount  Capital      Stock     Shares   Amount    (Loss)      Deficit     Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 2000   1,616 $ 1,616,000 3,519,586 $35,196 $9,861,970  $(205,819) 326,171 $(942,311) $(61,465) $(3,737,190) $6,566,381

Conversion of
 preferred stock
 to common stock      (28)    (28,000)   56,118     561     27,439          -        -         -         -            -           -

Redemption of
 preferred stock     (164)   (164,000)        -       -    (30,950)         -        -         -         -            -    (194,950)

Conversion of
 preferred stock
 to notes payable  (1,408) (1,408,000)        -       -   (340,120)         -        -         -         -            -  (1,748,120)

Conversion of
 notes payable
 to common stock        -           -   122,646   1,226     14,869          -        -         -         -            -      16,095

Issuance of stock
 options to non-
 employee for
 services performed     -           -         -       -      2,544          -        -         -         -            -       2,544

Repricing of
 warrants               -           -         -       -     37,529          -        -         -         -            -      37,529

Change in notes
 receivable issued
 to purchase common
 stock, net of
 (interest) and
 cash payments          -           -         -       -          -     19,151        -         -         -            -      19,151

Other comprehensive
 gain                   -           -         -       -          -          -        -         -    61,465            -      61,465

Net loss, 2001          -           -         -       -          -          -        -         -         -   (3,312,012) (3,312,012)

                   ----------------------------------------------------------------------------------------------------------------
Balance,
 December 31, 2001     16      16,000 3,698,350  36,983  9,573,281   (186,668) 326,171  (942,311)        -   (7,049,202)  1,448,083

Conversion of notes
 payable to common
 stock                  -           -   515,106   5,151     57,809          -        -         -         -            -      62,960

Issuance of stock
 to directors for
 services performed     -           -    11,000     110        660          -        -         -         -            -         770

Payments on notes
 receivable to
 purchase common
 stock                  -           -         -       -          -     84,299        -         -         -            -      84,299

Net loss, 2002          -           -         -       -          -          -        -         -         -   (2,037,733) (2,037,733)

                    ---------------------------------------------------------------------------------------------------------------
BALANCE,
 DECEMBER 31, 2002     16     $16,000 4,224,456 $42,244 $9,631,750  $(102,369) 326,171 $(942,311) $      -  $(9,086,935) $ (441,621)
                    ===============================================================================================================





See accompanying notes to financial statements.



                      Ultradata Systems, Incorporated
                          Statements of Cash Flows
               For the years ended December 31, 2002 and 2001


                                                   2002            2001
                                                 --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                      $(2,037,733)    $(3,312,012)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                    157,256         235,890
  Write-down of inventory                          813,094         734,385
  Equity in losses of unconsolidated affiliates          -             651
  Realized gain on investments                           -        (271,547)
  Stock issued for services                            770               -
  Loss on impairment of advertising credits              -         249,685
  Loss on impairment of loan to affiliate                -         135,480
  Loss on disposal of property and equipment        17,440          18,754
  Provision for doubtful accounts                  (64,086)        271,500
  Loss on asset impairment                         198,764               -
  Non-cash accrued interest receivable             (22,539)              -
  Repricing of warrants                                  -          37,530
  Changes in assets and liabilities:
   Trade accounts receivable, net                  298,916          25,546
   Inventories                                     430,912        (300,622)
   Prepaid expenses and other assets                 7,087          33,874
   Accounts payable                                181,695         (53,669)
   Accrued  liabilities                            (83,321)         53,150
   Deferred rent                                         -          (6,220)
                                                  --------       ---------
   Net Cash Used In Operating Activities          (101,745)     (2,147,625)
                                                  --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in affiliated company                        -         930,000
 Capital expenditures                               (5,622)        (47,574)
 Restricted cash                                         -         767,724
                                                  --------       ---------
   Net Cash (Used In) Provided By Investing
    Activities                                      (5,622)      1,650,150
                                                  --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments to preferred stockholders                      -        (164,000)
 Payments on notes payable                        (103,772)     (1,005,027)
 Dividends paid to preferred stockholders                -         (30,950)
 Payments received on subscriptions, net            84,299          19,151
                                                  --------       ---------
   Net Cash Used In Financing Activities           (19,473)     (1,180,826)
                                                  --------       ---------

NET DECREASE IN CASH                              (126,840)     (1,678,301)

CASH - BEGINNING OF YEAR                           164,682       1,842,983
                                                  --------       ---------
CASH - END OF YEAR                             $    37,842     $   164,682
                                                  ========       =========

SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION

Interest paid during the year                  $    74,290     $    65,492
                                                  ========       =========


See accompanying notes to financial statements.



                      Ultradata Systems, Incorporated
                          Statements of Cash Flows
               For the years ended December 31, 2002 and 2001


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
----------------------------------------------------------------------

During 2002, a portion of the notes payable in the amount of $62,960 was converted to 515,106 shares of common stock.

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



                       Ultradata Systems, Incorporated
                        Notes to Financial Statements
                           As of December 31, 2002

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Nature of Operations

     Ultradata Systems, Incorporated (the "Company") was incorporated in the State of Missouri in March 1986 under the name of Laser Data Technology, Inc. The Company subsequently merged into its wholly owned subsidiary, Ultradata Systems, Incorporated, incorporated in the State of Delaware, and Laser Data was dissolved. The principal business activity of the Company, located in St. Louis, is the design, manufacture, and sale of hand-held electronic information products. The Company sells the products in the United States through direct marketing, independent sales representatives, mail order catalogs, and mass market retailers.

(B) Basis of Presentation

     The financial statements for 2002 include Ultradata Systems, Incorporated only. The financial statements for 2001 include Ultradata Systems Incorporated and the equity in earnings of unconsolidated affiliate Talon Research & Development Co., Ltd. (Talon) of Auckland, New Zealand. The investment in Talon was accounted for using the equity method. The Company had a 22.6% interest in Talon (See Note 6).

(C) Use of Estimates

     The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and assumptions by management, with consideration given to materiality. Actual results could vary from those estimates.

(D) Cash

     Cash includes deposits at financial institutions.

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

(G) Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. The Company capitalizes certain software development costs in accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Costs of Software Developed or Obtained for Internal Use." Costs incurred for the Company's own personnel who are directly associated with software development are capitalized. Capitalized software costs will be amortized over an estimated useful life of five years. Depreciation is provided using the straight-line basis over the estimated useful lives of the assets, generally five years. Leasehold improvements are amortized over the shorter of the term of the related lease or their useful life. Expenditures for maintenance and repairs are charged to expense as incurred. The Company continually reviews property and equipment to determine that the carrying values are not impaired.

(H) Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company reviews long-lived assets to determine that carrying values are not impaired. During 2 002, the Company recognized an impairment on capitalized software costs (See Notes 3 and 18). During 2001, the Company recognized an impairment on advertising credits (See (J) below).

(I) Operating Lease

     Lease expense on the corporate facilities is recognized on a straight-line basis over the primary term of the lease. The current lease does not provide for accelerating rent over the lease term. Accordingly, no deferred rent has been recorded in the Company's balance sheet.

(J) Advertising

     The Company expenses the production costs of advertising the first time advertising takes place, except for direct response advertising, which is capitalized and amortized over its expected period of future benefits. The Company accounts for barter transactions under Accounting Principles Board No. 29, "Accounting for Nonmonetary Transactions." During 1999, the Company exchanged slow moving inventory, having a fair value of $249,685 after a write-down for obsolescence, for advertising credits. The Company did not use any of these advertising credits and as such has not recorded any advertising expenses related to these credits during the year ended December 31, 2001. During 2001, the entity that offered the advertising credits filed for bankruptcy. Thus, the Company recognized an impairment loss on the unused advertising credits which had been included in prepaid expenses ($187,264) and other non-current assets ($62,421) for an aggregate loss of $249,685.

     Advertising expense totaled $109,189 and $173,383 for the year ended December 31, 2002 and 2001, respectively.

(K) Reclassification

     Certain amounts from prior periods have been reclassified to conform to the current year presentation.

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

     The long-term notes payable are valued by discounting the future stream of payments using the incremental borrowing rate of the Company. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

     The estimated fair value of long-term notes payable at December 31, 2002 is $553,146 and the carrying amount is $560,266 (See Note 8).

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

(N) Royalty Expense

     Royalty expense is recognized on a pro rata basis as units are sold during the same period in which the related unit sales were recognized.

(O) Income Taxes

     The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(P) Loss Per Share

     Basic and diluted loss per share is calculated by dividing net loss for the period ( plus preferred stock dividends) by the weighted average number of shares of common stock outstanding during the period. The assumed exercise of stock options and warrants is only included in the calculation of diluted earnings per share, if dilutive.

(Q) Stock-Based Compensation

     In accordance with Statement of Financial Accounting Standards No. 123 (SFAS No. 123), the Company has elected to account for stock options issued to employees under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpretations. The Company accounts for stock options issued to consultants and for other services in accordance with SFAS No. 123.

(R) New Accounting Pronouncements

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

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of the statement are effective for financial statements issued for the fiscal years beginning after December 15, 2001.

     In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The Company does not believe the adoption of this standard will have a material impact the financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

     In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123," ("SFAS 148"). SFAS
148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

     The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

(S) Business Segments

     The Company applies Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company operates in one segment and therefore segment information is not presented.

(T) Interest On Impaired Loans

     The Company does not accrue additional interest on loans once the loans have been deemed impaired.


NOTE 2	INVENTORIES

     Inventories (net) at December 31, 2002 consist of the following:

                               Raw materials       $  46,015
                               Work in process             -
                               Finished goods         56,471
                                                     -------
                                                   $ 102,486
                                                     =======

     At December 31, 2002, the Company has reserved $1,110,684 for obsolete inventory.


NOTE 3	PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2002 consist of the following:



           Research and development equipment      $  39,997
           Tooling and test equipment                458,027
           Office furniture and equipment            234,119
           Sales displays                             52,101
           Leasehold improvements                     29,989
                                                     -------
                                                     814,233
           Less accumulated depreciation and
            amortization                            (768,801)
                                                     -------
                                                   $  45,432
                                                     =======
     Depreciation and amortization expense for the years ended December 31, 2002 and 2001 totaled $157,256 and $235,890, respectively.

     During 2001, the Company began amortizing the capitalized costs of the TRAVEL*STAR 24(tm) when shipments to customers commenced. Sales of the TRAVEL*STAR 24(tm) were suspended later in the year when it was discovered that the units contained errors that required additional work to correct. The costs incurred to correct the errors are being expensed as incurred.
The Company cannot thus far be certain all of these errors have been discovered and corrected without further testing, which is ongoing. Accordingly, the entire TRAVEL*STAR 24(tm) inventory and related capitalized software costs were written off in 2002 (See Note 18). The Company is planning to continue the development of the software and introduce the TRAVEL*STAR 24(tm) when testing indicates the product is ready for market introduction, whenever that occurs.

NOTE 4	ADVANCES TO AFFILIATES

     On July 1, 1998, the Company entered into a joint development and marketing agreement with Sci-Com (formerly SmartTime Networks) a privately held company based in McLean, Virginia. The Company transferred certain software and documentation of its service software in exchange for a $400,000 promissory note bearing interest at the Federal prime rate. In addition, the Company leased computer equipment to the affiliate at favorable rates. The Company advanced $50,000 in a promissory note, due June 30, 2000, with interest at 6.36% to expand equipment capabilities to support the proposed network. The agreement also included a provision for the Company to advance to the affiliate up to $400,000 in additional funds to complete network development, of which $200,000 was advanced as of December 31, 2000. These advances were incorporated in a promissory note due January 1, 2002, which provided for the Company to be entitled to 50% of the operating revenue of Sci-Com (excluding only non-reoccurring engineering services provided by the affiliate). The agreement also provided for the optional conversion of the loan into a 10% equity interest in the privately held company, at the Company's sole discretion. The entire amount due from Sci-Com ($650,000 plus accrued interest) was fully reserved as of December 31, 2001 and no additional interest has been accrued as of December 31, 2002. In 2001, the reserve account was increased by $150,000, an impairment loss of $135,480 was recognized, and a reduction in the account payable due Sci-Com of $14,500 was recorded. The Company has been awarded a judgement of $861,000 against the successor company to Sci-Com, known as E-tegral, Inc., but it is not clear at this time what, if any, funds will be collectible from E-tegral in its present financial condition.

NOTE 5	NOTES RECEIVABLE

     As part of the sale of the investment in Talon, a $150,000 face value unsecured promissory note was received from each of two principals of Talon for aggregate notes receivable of $300,000. Since the notes do not bear interest for the first three years, the notes were discounted by 10% per year for three years to an aggregate net present value of $225,394. An aggregate of $22,539 of interest income was accrued on the notes during 2002. During years four and five, the notes bear 5% simple interest per year. The notes are payable on the earlier of (1) December 11, 2006, at which date $330,000 would be payable or (2) the date on which a signer sells 20% of his Talon interest or (3) the date on which Talon is acquired by or merged into another entity or (4) the date on which Talon sells equity to the public
(See Note 6(B)).

NOTE 6	INVESTMENT IN AFFILIATE

     (A) Investment in Talon Research & Development Co., Ltd.

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

     The Company's interest in Talon was accounted for using the equity method of accounting and was stated at amortized cost plus equity in undistributed earnings since acquisition. The equity in earnings of Talon was adjusted for the annual amortization of the difference between acquisition cost and the Company's proportionate share of Talons' net assets.
Amortization was computed on a straight-line basis over nine years. The unamortized difference between the investment cost and the Company's proportionate share of Talon was $428,592 at November 30, 2001 (prior to the Company's sale of its interest). The Company's share of the earnings for 2001 prior to the sale were $58,212 after accounting for the differences between New Zealand GAAP and US GAAP. As discussed above, the earnings were further reduced by amortization of $58,865 (through November 30, 2001).

     (B) Gain on Sale of Investment in Talon

     In December 2001, the Company sold its 22.6% interest in Talon. As of November 30, 2001, the investment in Talon had a balance of $873,523, which was comprised of the amortized cost plus equity in undistributed earnings since acquisition. The proceeds received consisted of $930,000, which was paid directly to the convertible promissory note holders (See Note 8), $300,000 of notes receivable (having a net present value of $225,394) from two of Talon's stockholders (See Note 5), for an aggregate amount of $1,155,394. The resulting gain of $281,871 was recognized as other income in the financial statements in 2001.

NOTE 7	ACCRUED LIABILITIES

     Accrued liabilities at December 31, 2002 consist of the following:

             Accrued sales commissions and royalties    $  50,494
             Accrued payroll and related expenses          22,003
             Accrued vacation                              28,248
             Other accrued liabilities                     88,080
                                                         --------
                                                        $ 188,825
                                                         ========
NOTE 8	NOTES PAYABLE

     On August 13, 2001, the Company entered into an exchange agreement whereby 1,408 of the remaining Preferred Shares (all but 16 of the Preferred Shares) were exchanged for two identical (except for the holder) 11.25% senior secured convertible promissory notes (See Note 11(B)(iii)) whose principal amount equals the sum of (1) the stated value of the Preferred Shares ($1,408,000), (2) cumulative dividends since issuance ($199,320), and
(3) a premium (deemed an additional dividend) equal to 10% of the stated value of the Preferred Shares ($140,800) for an aggregate amount of $1,748,120. Each of the two notes called for three monthly payments of $35,000 followed by monthly payments of $45,000 thereafter until the notes were satisfied. Under the payment terms, the Company made payments totaling $140,000 in September, but suspended payments due to limited cash flow pending a resolution of the negotiations regarding the sale of its investment in Talon. The agreement also provided for a 10% interest accrual on any principal outstanding on June 1, 2002. The conversion cap of the Preferred Shares was also amended to limit the number of common shares into which the Preferred Shares could be converted during 2001 to 20% of the cumulative trading volume for the 66 trading days preceding conversion. In the same transaction, the exercise price of the warrants was reduced from $5.00 to $1.50 per share (See Note 12(C)).

     On December 11, 2001, the Company amended its agreement with the note holders. The amendment provided that the Company would instruct the buyer of its investment in Talon (See Note 6(B)) to transfer the $930,000 proceeds directly to the note holders in order to reduce the Company's liability under the notes. The amendment also (1) reduced the aggregate monthly obligation under the notes from $90,000 to $15,000 per month, (2) eliminated the 10% interest accrual that had been scheduled for June 1, 2002,
(3) eliminated the Company's obligation to register with the SEC the shares underlying the notes, and (4) raised the conversion cap of the notes to 28% of the cumulative trading volume for the 66 trading days preceding conversion. Finally, the exercise price of the warrants held by the note holders was reduced from $1.50 to $.50 (See Note 12(C)).

     Notes payable at December 31, 2002 consist of the following:

     Notes payable in monthly installments of
      $15,000, including interest at 11.25%,
      secured by substantially all of the Company's
      assets                                          $  560,266
     Less: current portion                              (126,064)
                                                       ---------
                                                      $  434,202
                                                       =========

     Required principal payments (including current maturities) on notes payable at December 31, 2002 are as follows:



                                   Year            Amount

                                   2003          $ 126,064
                                   2004            137,388
                                   2005            154,044
                                   2006            142,770
                                                   -------
                                                 $ 560,266
                                                   =======



     Interest expense for the years ended December 31, 2002 and 2001 was $76,216 and $104,699, respectively. Of the interest recognized in 2001, $37,529 relates to the repricing of warrants (See Note 12(C)).

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

NOTE 10	COMMITMENTS AND CONTINGENCIES

     (A) Operating Lease

     The Company renewed its operating lease whereby it reduced the size of its corporate facilities as of November 1, 2001. The lease is an operating lease, which expires October 31, 2003. The Company pays monthly rent of $3,779, plus 22% of all building expenses. Until November 1, 2002, the Company also occupied adjoining warehouse space on a month-to-month basis at a rate of $1,275 per month.

     Future minimum lease payments under the operating lease at December 31, 2002, consist of the following:

                         Year           Amount
                         ----           ------

                         2003           $37,790
                                         ======

     Rent expense totaled $58,829 and $107,502 for the years ended December 31, 2002 and 2001, respectively.

     (B) Royalty Agreements

     On September 14, 1989, the Company entered into a twenty-year royalty agreement relating to its ROAD WHIZ(tm) product. After 20,000 ROAD WHIZ(tm) had been sold, the agreement thereafter provides for a 1% royalty payment on net sales of the ROAD WHIZ(tm) product and 0.5% on the Company's other products that incorporate the ROAD WHIZ(tm) database. Royalty payments are made quarterly until September 13, 2009. During the years ended December 31, 2002 and 2001, royalty expense totaled $15,936 and $15,121, respectively.

     On September 15, 1998, the Company entered into a three-year royalty agreement with AAA related to the AAA TripWizard(tm). The terms are automatically renewable for one year and amount to 10% of the wholesale price on sales other than through AAA stores and $1.00 per unit on AAA sales. This agreement recognizes the benefit of the AAA logo and data and their promotion of the product through their travel stores. On July 1, 2002, the agreement was amended to provide a royalty of $1 per unit on all sales of the unit. During the years ended December 31, 2002 and 2001, royalty expense totaled $25,964 and $44,844, respectively. On September 15, 2002, this agreement automatically renewed for an additional year.

     On April 19, 2001, the Company entered into a three-year royalty agreement with Rand McNally. The agreement renews automatically for one-year periods up to a maximum of five additional years unless terminated earlier. The agreement calls for the Company to pay a royalty of 10% of net sales of the TripLink and Pocket TripLink devices that contain the Rand McNally logo or $1.50 for each device sold, whichever is greater. For the first year of the agreement, the Company guarantees a minimum payment of $150,000, and must pay an additional $50,000 if 50,000 or more devices are sold. The guaranteed annual minimum for each subsequent anniversary year increases to 115% of the amount of the royalties due (inclusive of the guaranteed annual minimum) for the previous year. In addition to the per unit royalty, the Company must pay (1) a royalty of $.01 to $.02 for each route created by authorized users of the services provided by the agreement, (2) a royalty of $0.48 to $0.62 for each Pocket Road Atlas ordered from Rand McNally, and (3) a $0.12 license fee for each Pocket Road Atlas shipped to customers. During the years ended December 31, 2002 and 2001, royalty expense totaled $4,892 and $145,421, respectively. On February 21, 2002, the royalty agreement with Rand McNally was amended as follows: (1) beginning December 16, 2002, either party may terminate the agreement with sixty days written notice, (2) the Company may begin using the Rand McNally logo on additional products, (3) beginning
March 1, 2002, the Company shall pay twelve monthly installments of $8,333 to the remaining balance of $100,000 owed to Rand McNally for the first year minimum, and (4) the Company shall sell its TripLink device to Rand McNally for $7.50 per unit below the normal selling price, and this discount shall be used as a credit against the monthly payment in (3) above. The agreement was modified again in February 2003 (See Note 20(A)).

     (C) Exclusive Distribution Agreement

     In November 2002, the Company entered into an exclusive distribution agreement with a major distributor for a branded version of its Talking Road Whiz product. The initial term of the agreement is for the calendar year 2003 and is contingent upon a commitment for 150,000 units with a scheduled delivery date not later than September 30, 2003. The agreement provides for automatic renewal rights if 300,000 or more units are distributed during the initial term.

NOTE 11	STOCKHOLDERS' DEFICIENCY

     (A) Common Stock Issuances

     During 2002, a portion of the notes payable in the amount of $62,960 was converted to 515,106 shares of common stock. No gain or loss was recognized on this transaction.

     During 2002, an aggregate of 11,000 shares of common stock having a fair market value of $770 were issued to directors for services rendered during the year. The shares were valued based on the prevailing market price on the grant date.

     During 2001, a portion of the notes payable in the amount of $16,095 was converted to 122,646 shares of common stock. No gain or loss was recognized on this transaction.

     During 2001, 28 shares of preferred stock having a stated value of $28,000 were converted to 56,118 shares of common stock. No gain or loss was recognized on this transaction.

     (B) Convertible Preferred Stock

     (i) Original Terms

         On May 16, 2000, the Company received from two investors gross proceeds of $1,600,000 for 1,600 Series A Convertible Preferred Shares (the "Preferred Shares") and 478,506 Common Stock Purchase Warrants ("Warrants") (See Note 12(C)). An additional 16 Preferred Shares were issued to a consultant as a commission. The Preferred Shares have no voting rights, except as to matters which directly affect the rights of holders of Preferred Shares. The holders of Preferred Shares are not entitled to any cash dividends. However, they accrue an additional 11.25% per annum (or 22.5% if the Common Stock is de-listed by NASDAQ) for purposes of conversion, redemption, and liquidation ($6,529 and $2,929 at December 31, 2002 and 2001, respectively). The main points of the Preferred Shares were as follows:

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

     (ii) Preferred Stock Dividends

         Preferred stock dividends during 2002 and 2001 were comprised of the following:

                                                2002                  2001
                                              --------             ---------
         Value of common shares issued      $       -             $    951
         Cash payments                              -               19,214
         Notes payable issued (a)                   -              239,360
         Preferred stock dividend
          accumulated during year               3,600                1,800
                                               ------              -------
                              Total         $   3,600             $261,325
                                               ======              =======


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

NOTE 12	STOCK OPTIONS AND WARRANTS

     (A) Stock Options Issued Under Qualified Stock Option Plans

     Under the 1994 Incentive Stock Option Plan, the Company may grant incentive stock options to its employees, officers, directors, and consultants of the Company to purchase up to 175,000 shares of common stock. Under the 1996 Incentive Stock Option Plan the Company may grant incentive stock options to its employees, officers, directors, and consultants of the Company to purchase up to 175,000 shares of common stock. In July 2000, the Company's shareholders approved an extension of the 1996 Incentive Stock Options plan to provide for 150,000 additional shares to be made available for future grant. Under both plans, the exercise price of each option equals or exceeds the market price of the Company's stock on the date of grant, and the options' maximum term is five years. Options are granted at various times and are exercisable immediately.

     During the first quarter of 2002, the Company cancelled incentive stock options to purchase 227,950 shares of common stock at exercise prices ranging from $1.50 to $4.00 per share.

     During November 2002, the Company granted 390,002 stock options to certain employees during the year ended December 31, 2002. The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options issued to employees. Accordingly, no compensation cost has been recognized for options issued to employees. Had compensation cost been determined based on the fair market value at the grant date, consistent with SFAS 123, the Company's net loss would have changed to the pro-forma amounts indicated below.




                                                    2002             2001
                                                ----------------------------
Net loss available to common shareholders
                              As Reported       $(2,041,333)     $(3,573,337)
                                Pro Forma       $(2,066,456)     $(3,573,337)

Basic and diluted loss per share
                              As Reported       $     (0.59)     $     (1.10)
                                Pro Forma       $     (0.60)     $     (1.10)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002 and 2001, respectively: dividend yield of zero for all years; expected volatility of 132% and 87%; risk-free interest rates of 5.40% and 3.26%; expected lives of five years for both plans.

     A summary of the status of Company's two fixed stock option plans as of December 31, 2002 and 2001, and the changes during the years then ended is presented below:

                                            2002                  2001
                                     --------------------  ------------------
                                             Weighted                Weighted
                                             Average                 Average
                                             Exercise                Exercise
Fixed Options                       Shares   Price          Shares   Price
-----------------------------------------------------------------------------
Outstanding at beginning of year    243,425   $ 3.29        330,450  $ 3.69
Cancelled                          (227,950)  $ 3.31
Granted                             390,002   $ 0.07          2,575  $ 1.50
Forfeited                                 -   $    -        (79,600) $ 3.21
Expired                                   -   $    -        (10,000) $ 7.39
Exercised                                 -   $    -              -  $    -
                                    -------   ------        -------  ------
Outstanding at end of year          405,477   $ 0.18        243,425  $ 3.29
                                    =======   ======        =======  ======

Options exercisable at year end     405,477                 243,425
                                    =======                 =======
Weighted average fair value of
 options granted to employees
 during the year                    $  0.06                 $  1.50
                                    =======                 =======


                Options Outstanding                  Options Exercisable
-----------------------------------------------    -------------------------
                          Weighted
             Number       Average      Weighted     Number         Weighted
Range of     Outstanding  Remaining    Average      Exercisable    Average
Exercise     at December  Contractual  Exercise     at December    Exercise
Price        31, 2002     Life         Price        31, 2002       Price
----------------------------------------------------------------------------
$0.00 - 0.99  390,002      5.0         $0.07         390,002        $0.07

 1.00 - 1.99    5,160      3.0          1.56           5,160         1.56

 2.00 - 2.99    2,965      1.8          2.13           2,965         2.13

 3.00 - 3.99        -        -             -               -            -

 4.00 - 4.99    5,692      0.3          4.00           5,692         4.00

 5.00 - 5.56    1,658      2.3          5.56           1,658         5.56
              -----------------------------------------------------------
              405,477      4.87         0.18         405,477         0.18
              ===========================================================


     (B) Non-Qualified Stock Options Issued and Outstanding



                                                      2002         2001
                                                   -----------------------
     Stock options issued to a consultant
      that arranged the placement of preferred
      stock.  The term of the option is three
      years expiring May 16, 2003.  The options
      are exercisable at $2.50 per share.           128,000       128,000

     Stock options issued to a former affiliate.
      The term of the option is five years
      expiring May 9, 2005.  The options are
      exercisable at $4.00 and $5.00 per share.     300,000       300,000

     Stock options issued to directors for
      services rendered.  The term of the options
      is five years expiring November 18, 2007.
      The options are exercisable at $0.07 per
      share.                                         22,186             -
                                                   --------      --------

                               Total                450,186       428,000
                                                   ========      ========

     (C) Stock Warrants

     In conjunction with the issuance of preferred stock on May 16, 2000, the Company issued warrants to purchase an aggregate of 478,506 shares of the Company's common stock at an exercise price of $5.00 per share. The warrants are exercisable immediately until expiration on May 16, 2003. In an exchange agreement effective August 13, 2001, the exercise price of the warrants was reduced from $5.00 to $1.50 per share. In an amendment to the exchange agreement effective December 11, 2001, the exercise price of the warrants was further reduced from $1.50 to $0.50 per share. An additional $37,529 of expense was recognized due to the re-pricing of the warrants during 2001.
As of December 31, 2002, none of the warrants had been exercised.

NOTE 13	NOTES RECEIVABLE ISSUED FOR PURCHASE OF COMMON STOCK

     Notes receivable issued for the purchase of common stock represent unsecured advances made by the Company to various employees for stock acquired when the Company went public. The notes bear interest at 6% per annum and are due, together with accrued interest, on demand on either the termination of employment or the sale of the underlying stock, whichever comes first. During 2001, employees began retiring the notes. During 2002, employees accelerated retirement of the notes. During 2002, the notes earned $4,447 in interest, and $88,746 of payments were received, including $34,044 for accrued interest and $54,702 in principal, reducing the balance at December 31, 2002 to $102,369.

NOTE 14	LOSS PER SHARE

     A reconciliation of the numerator and denominator of the loss per share calculations is provided for all periods presented. The numerator and denominator for basic and diluted loss per share for the years ended December 31, 2002 and 2001, is as follows:

                                            2002               2001
Numerator:                               ----------         ----------
 Net loss                               $(2,037,733)       $(3,312,012)
 Preferred Stock Dividends (a)               (3,600)          (261,325)
                                          ---------          ---------
 Numerator for basic and diluted loss
  per share                             $(2,041,333)       $(3,573,337)
                                          =========          =========

Denominator:
 Weighted average common shares           3,444,312          3,248,125
 Common stock equivalents (b)                     -                  -
                                          ---------          ---------
 Denominator for basic and diluted loss
  per share                               3,444,312          3,248,125
                                          =========          =========

Basic and diluted loss per share        $     (0.59)       $     (1.10)
                                          =========          =========

(a) See Note 11(B)(ii)

(b) Conversion of the preferred stock was not included in the denominator of the diluted loss per share during 2002 and 2001 because the effect of the preferred stock conversion was anti-dilutive. Options and warrants to purchase 1,334,169 shares of common stock at prices between $0.07 and $5.56 per share were outstanding at December 31, 2002, but were not included in the computation of diluted loss per share because they are anti-dilutive. Options and warrants to purchase 1,149,931 shares of common stock at prices between $1.50 and $5.56 per share were outstanding at December 31, 2001, but were not included in the computation of diluted loss per share because they were anti-dilutive.


NOTE 15	INCOME TAXES

     Income tax expense (benefit) for the years ended December 31, 2002 and 2001 consist of the following:


                                                       2002
                                          Current      Deferred    Total
                                          -------------------------------
                        Federal           $    -       $     -     $    -
                        State                  -             -          -
                                           ------------------------------
                                          $    -       $     -     $    -
                                           ==============================

                                                       2001
                                          Current      Deferred    Total
                                          -------------------------------
                        Federal           $    -       $     -     $    -
                        State                  -             -          -
                                           ------------------------------
                                          $    -       $     -     $    -
                                           ==============================



     Income tax expense for the years ended December 31, 2002 and 2001 differed from amounts computed by applying the statutory U. S. federal corporate income tax rate of 34% to income before income tax benefit as a result of the following:



                                            2002               2001
                                        -----------        ------------
Expected income tax (benefit) expense   $ (692,829)        $ (1,126,084)

Increase (decrease) in income taxes
 resulting from:
 Valuation allowance increase              784,388            1,215,752
 Nondeductible expenses for federal
  income tax purposes                      (91,559)             (89,668)
                                         ---------           ----------
 Income tax expense (benefit)           $        -         $          -
                                         =========           ==========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2002 and 2001 include the following:


                                           2002                   2001
                                        ----------            ------------
Deferred tax assets:
 Net operating loss carryforward        $ 3,714,245           $ 3,021,416
 Note receivable reserved for
  financial reporting purposes              253,283               253,283
 Notes and accounts receivable reserves       5,475               124,197
 Inventory reserves, principally due to
  accruals for financial reporting
  purposes and basis differences            377,632               147,725
 Other                                        9,604                15,438
                                         ----------            ----------
 Total deferred tax assets                4,360,239             3,562,059
                                         ----------            ----------
Deferred tax liabilities
 Property, plant and equipment,
  principally due to differences
  in depreciation basis                     (17,179)               (3,387)
                                         ----------            ----------
Total deferred tax liabilities              (17,179)               (3,387)
                                         ----------            ----------
Gross deferred tax asset                  4,343,060             3,558,672
Valuation allowance                      (4,343,060)           (3,558,672)
                                         ----------            ----------
Net deferred tax asset                  $         -           $         -
                                         ==========            ==========

     At December 31, 2002, the Company had net operating loss carryforwards of $10,924,252 for income tax purposes, available to offset future taxable income expiring on various dates through 2022. The valuation allowance at December 31, 2001 was $3,558,672. The net change in the valuation allowance during the year ended December 31, 2002 was an increase of $784,388.


NOTE 16	EMPLOYEE BENEFIT PLANS

     Effective January 1, 1998, the Board of Director's approved a savings and retirement plan covering all full-time employees. Subject to approval by the Board of Directors, the Company fully matches employee contributions up to 3% of total compensation paid to participating employees and one-third of one percent is matched for each percentage of participating employee contributions between 4% and 6% of total compensation. Expense attributable to Company contributions totaled $21,949 and $33,857 during the years ended December 31, 2002 and 2001, respectively.

NOTE 17	CONCENTRATIONS OF CREDIT RISK

     The Company relied on two customers for approximately 74% of sales for the year ended December 31, 2002, and three customers for approximately 79% of sales for the year ended December 31, 2001. At December 31, 2002, accounts receivable from those customers totaled $127,629.

NOTE 18	SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

     In the fourth quarter of 2002, the Company recorded significant adjustments that increased the net loss by approximately $812,000. These adjustments included $613,000 related to an increase in the inventory reserve for obsolescence, and $199,000 related to the write-off of the remaining capitalized expense for software tools relating to the TRAVEL*STAR 24(tm).
In the fourth quarter of 2001, the Company recorded significant adjustments that increased the net loss by approximately $664,000. These adjustments included $244,000 related to reserving accounts receivable from a customer, $75,000 related to discounting long-term notes receivable to net present value, $95,000 related to accrual of additional royalty expense and $250,000 related to the write-off of advertising credits.

NOTE 19	GOING CONCERN

     As shown in the accompanying financial statements, the Company has a net loss of $2,037,733, a negative cash flow from operations of $101,745, a working capital deficiency of $306,228 and a stockholders' deficiency of $441,621. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has continued its product design and development efforts to introduce new products in 2003 and expects to introduce its Talking Road Whiz in March 2003. The Company also continues its efforts to expand into new markets. In addition, the Company has obtained short-term loans from investors to fund operations during the launching of this new product until revenues from its sales are received (See Note 20(B)). Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 20	SUBSEQUENT EVENTS

     (A) Rand McNally Agreement Amendment

     In February 2003, the agreement with Rand McNally was amended to provide a new payment schedule and basis for the TripLink royalties. The Company agreed to pay the remaining balance for the TripLink Program in accordance with the following terms:

     The beginning balance of $52,251 on January 1, 2003, shall bear interest at the rate of 6% APR. The payment schedule shall consist of $2,000 upon signing of the amendment and $2,000 on the 15th of each month commencing March 15, 2003. On or before August 31, 2003, a final balloon payment is required equal to the sum of the outstanding balance and any accrued unpaid interest, less any credits resulting from TripLink sales in the interim. The agreement was signed and the initial payment of $2,000 was made in February 2003.

     (B) Private Debt Offering

     In December 2002, the Company put forth a private debt offering of secured 12% Promissory Notes limited to $200,000. For each dollar loaned to the Company, the lender was also entitled to purchase two shares of the Company's common stock for $.01 per share. The funds received from the debt offering are for a limited purpose described below. All of the proceeds raised under the offering are to be maintained in an escrow account maintained by the Company's attorney. Once the Company receives a purchase order from either of two specified customers, the Company can "draw down" 70% of the P.O. amount from the escrow account in order to purchase the product from a vendor. Once the revenue from the sale is received, the "draw down" funds are to be returned to the escrow account and the Company retains the balance of the sales proceeds. No funds were received during 2002. As of March 1, 2003, the Company had received $370,130 in eligible purchase orders, and thus 70% (or $259,091) is eligible for "draw down". The actual "draw down" as of March 1, 2003, was $160,000 - being all the funds raised as of that date.
The offering closes March 31, 2003, unless extended by the Company. The notes are due and payable July 31, 2003.

     As part of the offering, the Company also received an aggregate of $3,200 from the sale of 320,000 common shares having an aggregate fair market value of $75,200. The shares were valued based on the closing bid price on the date the funds were received. The value allocated to the shares ($75,200) less the proceeds received for the shares ($3,200) amounts to $72,000, which shall be treated as a discount on the private debt offering and amortized over the life of the notes payable as additional interest expense.

     (C) Conversions of Notes Payable

     As of March 1, 2003, a portion of the notes payable in the amount of $60,100 was converted to 369,408 shares of common stock.

     (D) Issuance of Stock to Consultant

     In February, 30,000 shares were issued to a consultant for services performed and are included in the current number of shares outstanding on page 1 of this report.



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

March 27, 2003

/s/ Monte Ross
---------------
Monte Ross
Chief Executive Officer and Chairman of the Board

March 27, 2003

/s/Ernest Clarke
----------------
Ernest Clarke,
Chief Financial and Accounting Officer, Director

March 27, 2003

/s/ Mark L. Peterson
--------------------
Mark L. Peterson,
Director

March 27, 2003

/s/ Donald Rattner
------------------
Donald Rattner
Director

March 27, 2003

/s/ H. Krollfeifer, Jr.
------------------------
H. Krollfeifer, Jr.,
Director

March 27, 2003

/s/ Matthew Klapman
-------------------
Matthew Klapman
Director



CERTIFICATIONS

I, Monte Ross, certify that:

	1. I have reviewed this annual report on Form 10-KSB of Ultradata Systems, Incorporated;

	2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

	3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

	4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

	5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

	a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

	6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003                    /s/  Monte Ross
                                         -----------------------------------
                                         Monte Ross, Chief Executive Officer


I, Ernest Clarke, certify that:

        1. I have reviewed this annual report on Form 10-KSB of Ultradata Systems, Incorporated;

	2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

	3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

	4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

	5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

	a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

	6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003               /s/ Ernest S. Clarke
                                    --------------------------------------
                                    Ernest Clarke, Chief Financial Officer

EXHIBIT 99: SECTION 906 CERTIFICATION

The undersigned officers certify that this report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and that the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of Ultradata Systems, Incorporated.

A signed original of this written statement required by Section 906 has been provided Ultradata Systems, Incorporated and will be retained by Ultradata Systems, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.


Date:  March 27, 2003               /s/  Monte Ross
                                    -----------------------------------
                                    Monte Ross, Chief Executive Officer





Date:  March 27, 2003               /s/ Ernest S. Clarke
                                    --------------------------------------
                                    Ernest Clarke, Chief Financial Officer