Form 10QSB
period 2003-03-31
ULTRADATA SYSTEMS INC
filed 2003-05-15
CIK 931947

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-QSB


(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________TO_______________

                       COMMISSION FILE NUMBER  0-25380


                    	ULTRADATA SYSTEMS, INCORPORATED
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                    43-1401158
 ----------------------------------------------------------------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)

   1240 Dielman Industrial Court, St. Louis, MO                63132
   --------------------------------------------             ----------
     (Address of principal executive offices)               (Zip Code)


Issuer's telephone number, including area code:  (314) 997-2250

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.     Yes  [X]            No  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class                                Outstanding as of  May 9, 2003
-------------------------------------------------------------------------
Common, $.01 par value                             4,627,693

Transitional Small Business Disclosure Format    Yes [ ]   No  [X]

                                                        File Number
                                                          0-25380


                        ULTRADATA SYSTEMS, INCORPORATED
                                  FORM 10-QSB
                                 March 31, 2003
                                     INDEX

PART I - FINANCIAL INFORMATION                                   PAGE

     Item 1.  Condensed Unaudited Financial Statements

              Condensed Balance Sheets at
               March 31, 2003 and December 31, 2002               3.

              Condensed Statements of Operations
               for the three months ended March 31,
               2003 and 2002                                      4.

              Condensed Statements of Cash Flows
               for the three months ended March 31,
                2003 and 2002                                     5.

              Notes to Condensed Financial Statements             6.

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations      7.

PART II - OTHER INFORMATION                                      	          11.

              Signatures                                         11.

ULTRADATA SYSTEMS, INCORPORATED

Condensed Balance Sheets
As of March 31, 2003 and December 31, 2002


                                                 March 31,       December 31,
                                                   2003              2002
Assets                                          ----------      --------------
                                                (Unaudited)

Current assets:
  Cash                                           $   33,244      $   37,842
  Trade accounts receivable, net of
   allowance for doubtful accounts of
   $16,103                                          136,691         141,599
  Inventories, net                                  104,177         102,486
  Prepaid expenses                                   18,005           4,562
                                                  ---------       ---------
Total current assets                                292,117         286,489
                                                  ---------       ---------

Property and equipment, net                          46,667          45,432
                                                  ---------       ---------
Total property and equipment                         46,667          45,432
                                                  ---------       ---------
Notes receivable and accrued interest -
 long term                                          254,132         247,933
Other assets                                          5,444           5,444
                                                  ---------       ---------
Total assets                                     $  598,360      $  585,298
                                                  =========       =========

Liabilities and Stockholders' Deficiency


Current liabilities:
  Accounts payable                               $  212,746      $  277,828
  Accrued liabilities                               226,245         188,825
  Notes payable - current                           252,657         126,064
                                                  ---------       ---------
Total current liabilities                           691,648         592,717
                                                  ---------       ---------
Long term liabilities:
  Notes payable - long term                         340,504         434,202

                                                  ---------       ---------
Total liabilities                                 1,032,152       1,026,919
                                                  ---------       ---------
Stockholders' deficiency
 Preferred Stock, $0.01 par value,
  4,996,680 shares authorized, none outstanding           -               -
 Series A convertible preferred stock,
  3,320 shares authorized, 16 shares outstanding
  with a stated value of $1,000                      16,000          16,000
 Common stock, $.01 par value; 10,000,000
  shares authorized; 4,627,693 shares issued
  and outstanding March 31, 2003;  4,224,456
  shares issued and outstanding December 31, 2002    46,277          42,244
 Additional paid-in capital                       8,826,707       9,631,750
 Accumulated deficit                             (9,249,743)     (9,086,935)
 Treasury stock (326,171 shares at cost)                  -        (942,311)
 Notes receivable issued for purchase of
  common stock                                      (73,033)       (102,369)
                                                  ---------       ---------
Total stockholders' deficiency                     (433,792)       (441,621)
                                                  ---------       ---------
Total liabilities and stockholders' deficiency  $   598,360     $   585,298
                                                  =========       =========



See accompanying summary of accounting policies and notes to financial statements.

ULTRADATA SYSTEMS, INCORPORATED


Condensed Statements of Operations
Three months ended March 31, 2003 and 2002

                                                  2003           2002
                                                 ---------------------
                                                      (Unaudited)

Net sales                                      $  351,956      $  995,719

Cost of sales                                     196,545         714,722
                                                ---------       ---------
Gross profit                                      155,411         280,997


Selling expense                                    25,036          38,885
General and administrative expenses               244,035         296,964
Research and development expense                   22,428          58,357
                                                ---------       ---------
Operating loss                                   (136,088)       (113,209)
                                                ---------       ---------
Other income (expense):
 Interest and dividend income                       6,236           4,906
 Interest expense                                 (50,809)        (19,815)
 Other, net                                        17,853              90
                                                ---------       ---------
Total other income (expense)                      (26,720)        (14,819)
                                                ---------       ---------

Loss before income tax expense                   (162,808)       (128,028)

Income tax expense                                      -               -
                                                ---------       ---------
Net loss                                       $ (162,808)     $ (128,028)
                                                =========       =========
Loss per share:
 Basic and diluted                             $    (0.04)     $    (0.04)
                                                =========       =========
Weighted Average Shares Outstanding:
 Basic and diluted                              4,487,025       3,380,772
                                                =========       =========



See accompanying summary of accounting policies and notes to financial statements.

ULTRADATA SYSTEMS, INCORPORATED


Condensed Statements of Cash Flows
Three months ended March 31, 2003 and 2002

                                                 2003             2002
                                                -----------------------
                                                      (Unaudited)
Cash flows from operating activities:
  Net loss                                      $ (162,808)    $ (128,028)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities:
   Depreciation and amortization                     8,915         48,429
   Inventory writedown                               7,586         31,130
   Stock issued for services                         4,500              -
   Non-cash interest expense                        31,457              -
   Non-cash accrued interest receivable             (6,198)             -
  Increase (decrease) in cash due to changes in
   operating assets and liabilities:
   Trade accounts receivable, net                    4,908       (214,990)
   Inventories                                      (9,278)       371,895
   Prepaid expenses and other current assets       (13,442)         4,874)
   Accounts payable                                (65,082)       130,915
   Accrued expenses and other liabilities           37,420       (106,522)
                                                  --------      ---------
Net cash (used in) provided by operating
 activities                                       (162,022)       127,955
                                                  --------      ---------
Cash flows from investing activities:
 Capital expenditures                              (10,150)        (1,920)
                                                  --------      ---------
Net cash used in investing activities              (10,150)        (1,920)
                                                  --------      ---------
Cash flows from financing activities:
 Subscription payments                              29,336         14,127
 Payments on note payable                          (30,062)       (29,970)
 Note Payable - offering                            91,600              -
 Common stock                                       76,700              -
                                                  --------      ---------
Net cash provided by (used in) financing
 activities                                        167,574        (15,843)
                                                  --------      ---------

Net (decrease) increase in cash                     (4,598)       110,192

Cash at beginning of period                         37,842        164,682
                                                  --------      ---------
Cash at end of period                           $   33,244    $   274,874
                                                  ========      =========


Supplemental disclosure of non-cash investing and financing activities:

(1) The Company retired its 326,171 shares of treasury stock at a cost of $942,311.

(2) The Company converted $60,100 of notes payable to 398,408 shares of common stock.





See accompanying summary of accounting policies and notes to financial statements.

                      ULTRADATA SYSTEMS, INCORPORATED
                  Notes to Condensed Financial Statements
                               March 31, 2003
                                (Unauditd)

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed financial statements included herein have been prepared by Ultradata Systems, Incorporated (the "Company"), without audit in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the information furnished for the three-month periods ended March 31, 2003 and 2002, respectively, includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 2003. It is suggested that the interim financial statements be read in conjunction with the audited financial statements for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-25380), from which the interim statements were derived.

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

Note 2. Inventories

	Inventories consist of the following:

                                      March 31,      December 31,
                                       2003             2002
                                    ------------    -------------
Raw Materials, net of obs.           $   63,811       $   46,015
Finished Goods, net of obs.              40,366           56,471
                                       --------         --------
Total                                $  104,177       $  102,486
                                       ========         ========

Obsolete inventory on hand           $1,118,271       $1,110,684

Note 3. Prepaid Expenses

Prepaid expenses consist of the following:

                                      March 31,       December 31,
                                       2003              2002
                                    ------------     -------------
Prepaid insurance                    $   11,433       $       -
Prepaid advertising                       6,571           4,562
                                        -------         -------
                                     $   18,005       $   4,562
                                        =======         =======

Note 4. Debt Conversion

During the quarter ending March 31, 2003, convertible debt holders converted $60,100 of convertible debt into 369,408 shares of common stock.

Note 5. Notes Payable

During 2003, the Company issued a private debt offering of secured 12% Promissory Notes of $165,000. For each dollar loaned to the Company, the lender was also entitled to purchase two shares of the Company's common stock for $.01 per share. As part of the offering, the Company also received an aggregate of $3,300 from the sale of 330,000 common shares. The shares were treated as a discount to the private offering, and the shares were valued at $76,700 based on the market price on the dates the funds were received. The amount of the proceeds allocated to common stock shall be amortized over the life of the notes payable as additional interest expense. During the three months ended March 31, 2003, the Company expensed
$31,457. (See Note 6(A). The funds received from the debt offering are for a limited purpose described below. The notes-payable balance at March 31, 2003 is $123,057.

All of the proceeds raised under the offering are to be maintained in an escrow account maintained by the Company's attorney. Once the Company receives a purchase order from either of two specified customers, the Company can "draw down" 70% of the purchase order amount from the escrow account in order to purchase the product from a vendor. Once the revenue from the sale is received, the "draw down" funds are to be returned to the escrow account and the Company retains the balance of the sales proceeds.

Note 6. Common Stock

A) Stock issued for cash

   During 2003, the Company issued 330,000 shares of common stock for $76,700. (See Note 5)

B) Stock issued for services

   During 2003, the Company issued 30,000 shares of common stock for services with a fair value of $4,500.



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

* The difficulty of attracting mass-market retailers to seasonal products like the Road Whiz(tm) product line; and

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

OVERVIEW

Since 1987 we have been engaged in the business of manufacturing and marketing handheld computers that provide travel information. The products are based upon a data compression technology that we developed, portions of which we have patented. Recent developments in communications technology have opened up new opportunities for us to use our technology. The following paragraphs outline the scope of our operations:

* The Company has sold over 3 million of its low-cost handheld travel computers, demonstrating that there is a market for travel information products. To re-awaken that market with an improved product that speaks, the Company has developed a Talking Road Whiz. Deliveries of this product began in March of 2003, and the Company expects to receive significant revenue in 2003 from sales of this new addition to its product line. It has a contract with a major distributor providing exclusivity in certain channels if 300,000 units are purchased and delivered in calendar 2003. Fulfillment of this agreement with delivery of 300,000 units would ensure good profitability for the Company in 2003 and sufficient cash and earnings to solve our liquidity issues.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31,
2002

Operating results for the first quarter of 2003 were less than that of the first quarter of 2002 due to a large order received in 2002.

Sales. During the first three months of 2003, net sales totaled $351,956, as compared with $995,719 in sales recorded in the first quarter of 2002, representing a 64.7% decrease. Replenishment of customer inventory, which finally sold through during the slow year of 2001, represented the bulk of sales in the first quarter of 2002, which is generally a period of minimal sales after the holiday season. The first quarter of 2003 followed this more normal trend, but nonetheless, booked a significant sales volume for the period. In addition, the Company's backlog at March 31, 2003 was $304,521 as compared with $422,622 as of March 31, 2002.

Gross Profit. Gross profit margin for the current quarter was $155,411, or 4.1% of sales compared to $280,997, or 28.2% of sales for the first quarter of 2002. Gross profit in early 2002 still suffered from higher cost of microchips remaining in inventory from the chip shortage in 2000. Sales in 2002 exhausted the higher-priced chips in inventory, and margins have improved accordingly.

S,G&A Expense. Selling expenses amounted to $25,036, or 7.1% of sales, for the first quarter of 2003 as compared with $38,885, or 3.9% of sales for the first quarter of 2002. Although within expected limits, selling expense increased as a percent of sales due to the fixed portion being spread over a much smaller sales base in the first quarter of 2003 as compared with 2002. General and administrative expenses were $244,035 for the first quarter of 2003 as compared with $296,964 for the same quarter in 2002, representing a decrease of 17.8% and reflecting continuing efforts to reduce operating expenses. A major contributor was the rent reduction due to vacating 2,000 square feet of office and warehouse space and storing material in a less-expensive off-site facility.

R&D Expense. Research and development expense in the first quarter of 2003 was $22,428 as compared to $58,357 for the same quarter of 2002, representing a decrease of 61.6% due primarily to the write-off of the TRAVEL*STAR 24(tm) software and further reduction in R&D personnel.

The Company posted a net loss from operations of ($136,088) for the quarter ended March 31, 2003 compared to a net loss from operations of ($113,209) for the quarter ended March 31, 2002. The loss occurred in spite of improved margins and lower costs as sales were insufficient to fully pay for operating costs.

Other Expense. Other expense for the first quarter of 2003 amounted to ($26,720) compared with ($14,815) for the same period in 2002. The current quarter, as compared to 2002, had the burden of $31,457 in non-cash interest expense, primarily for the offering described in Note 5. Also the current experienced the addition of $17,852 in income from consulting activity by Company personnel in the area of previous government work by the Company. The full extent of future work of this nature is unknown at this time but may be of significant help in meeting operating costs.

As a result of the foregoing, the Company posted a net loss of ($162,808), or ($0.04) per basic and diluted common share, for the three-month period ended March 31, 2003, compared to a net loss of ($128,028), or ($0.04) per basic and diluted common share, for the three-month period ended March 31, 2002.



FINANCIAL CONDITION AND LIQUIDITY

The Company's condensed financial statements as of March 31, 2003 and for the three months then ended have been prepared on a going-concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company had a net loss of $162,808 and a negative cash flow from operations of $162,022 for the three months ended March 31, 2003 and a working capital deficiency of $399,531 and an accumulated deficit of $9,249,743 at March 31, 2003, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has continued its product design and development efforts to introduce new products in 2003 and introduced its Talking Road Whiz in March 2003. The Company also continues its efforts to expand into new markets. In addition, the Company has obtained short-term loans from investors secured by purchase orders from major customers to fund the production of this new product. Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

At March 31, 2003, the Company had $33,244 in cash, compared to $37,842 at December 31, 2002. The Company's operating activities used cash totaling $162,022 due to the losses of the quarter and paying down year-end accounts receivable by $65,082.

Net cash used in investing activities for the quarter ended March 31, 2003 totaled ($10,150) as compared to ($1,920) in the first quarter of 2002, reflecting cash outlays for capitalized tooling for the Talking Road Whiz(tm).

Net cash provided by financing activities for the quarter ended March 31, 2003 was $167,574 compared with cash used of (15,843) in the same quarter of 2002. The offering set-up in December 2002 was almost fully subscribed in the first quarter of 2003 and has provided needed working capital to service the orders received for the first half of the year.

Our operating losses over the past four years have eliminated our working capital. In January and February we completed a private offering of debt and equity, and obtained $165,000 in proceeds. These funds are held in escrow pending receipt of purchase orders from certain of the Company's customers. Up to 70% of the value of these purchase orders is available for use by the Company, and funds must be placed back in escrow upon receipt by the Company in payment for the orders. Management expects these funds to be sufficient to support operations until sales of the Talking Road Whiz begin producing significant cash flow in the latter half of the year. The notes are due and payable July 31, 2003.

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

                      ULTRADATA SYSTEMS, INCORPORATED
                                   10QSB


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings:

          None

Item 2.   Changes in Securities:

          During the first quarter of 2003 the Company sold, in a private offering, 12% promissory notes in the principal amount of $165,000 and 320,000 shares of common stock. The securities were sold in units, each consisting of two shares of common stock and a $1.00 note. The aggregate purchase price received by the Company was $168,200. The securities were sold to 12 individuals who are accredited investors. There was no underwriter. The offering was made pursuant to the exemption from registration afforded by
          Section 4(6) of the Securities Act of 1933 and SEC Rule 506.


Item 3.   Defaults upon Senior Securities:

          None

Item 4.   Submission of Matters to a Vote of Security Holders:

          None

Item 5.   Other Information:

          None

Item 6.   Exhibits and Reports on Form 8-K:

          Exhibits:

          99   Section 906 Certification.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2003                             /s/  Monte Ross
                                        ----------------------
                                        Monte Ross, CEO
                                        (Chief executive officer)


                                        /s/ Ernest S. Clarke
                                        -----------------------
                                        Ernest S. Clarke, President
                                        (Principal financial and accounting
                                         officer)

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

Date:  May 15, 2003                    /s/  Monte Ross
                                       -----------------------------------
                                       Monte Ross, Chief Executive Officer


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

Date:  May 15, 2003                  /s/ Ernest S. Clarke
                                     --------------------------------------
                                     Ernest Clarke, Chief Financial Officer


                      *       *       *       *       *

                    EXHIBIT 99: SECTION 906 CERTIFICATION


The undersigned officers certify that this report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and that the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of Ultradata Systems Incorporated.

A signed original of this written statement required by Section 906 has been provided Ultradata Systems, Incorporated and will be retained by Ultradata Systems, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

May 15, 2003                               /s/ Monte Ross
                                           -------------------------------
                                           Monte Ross
                                           (Chief executive officer)

                                           /s/ Ernest S. Clarke
                                           -------------------------------
                                           Ernest S. Clarke
                                           (Chief financial officer)