Form 10QSB
period 2003-06-30
ULTRADATA SYSTEMS INC
filed 2003-08-13
CIK 931947

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-QSB


(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

( )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF
     1934

     FOR THE TRANSITION PERIOD FROM ______________TO_______________

                       COMMISSION FILE NUMBER  0-25380


                    	ULTRADATA SYSTEMS, INCORPORATED
      ---------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

        Delaware                                      43-1401158
-----------------------------------------------------------------------------
(State or other jurisdiction of    	(I.R.S. Employer Identification No.)
  incorporation or organization)

1240 Dielman Industrial Court, St. Louis, MO                63132
-----------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Issuer's telephone number, including area code:  (314) 997-2250

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.    Yes   [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class                     Outstanding as of  August 8, 2003
-------------------------------------------------------------------
Common, $.01 par value               4,672,709

Transitional Small Business Disclosure Format   Yes  [ ]   No [X]





                                                       File Number
                                                           0-25380


                        ULTRADATA SYSTEMS, INCORPORATED
                                  FORM 10-QSB
                               June 30, 2003
                                     INDEX

PART I - FINANCIAL INFORMATION                                         PAGE

     Item 1.  Condensed Unaudited Financial Statements

              Condensed Balance Sheets at June 30, 2003 and
               December 31, 2002                                          3.

              Condensed Statements of Operations for the three
               months and six months ended June 30, 2003 and 2002         4.

              Condensed Statements of Cash Flows for the six months
               ended June 30, 2003 and 2002                               5.

              Notes to Condensed Financial Statements                     6.

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        9.

PART II - OTHER INFORMATION                                              13.

          Signatures                                                     13.

          Certifications                                                 13.

ULTRADATA SYSTEMS, INCORPORATED

Condensed Balance Sheets

As of June 30, 2003 and December 31, 2002


                                               June 30,        December 31,
                                                2003               2002
                                              ---------        ------------
                                             (Unaudited)
Assets
Current assets:
 Cash                                        $   184,851       $    37,842
 Trade accounts receivable, net of
  allowance for doubtful accounts
  of $16,103                                     103,978           141,599
 Inventories, net                                108,124           102,486
 Prepaid expenses                                 11,797             4,562
                                               ---------         ---------
Total current assets                             408,750           286,489


Property and equipment, net                       37,928            45,432

Notes receivable and accrued interest -
 long term                                             -           247,933
Other assets                                       5,444             5,444
                                               ---------         ---------
Total assets                                 $   452,122       $   585,298
                                               =========         =========

Liabilities and Stockholders' Deficiency
Current liabilities:
 Accounts payable                            $   279,303       $   277,828
 Accrued liabilities                             130,957           188,825
 Notes payable - current                         315,256           126,064
                                               ---------         ---------
Total current liabilities                        725,516           592,717

Long term liabilities:
Notes payable - long term                        291,857           434,202
                                               ---------         ---------
Total liabilities                              1,017,373         1,026,919


Stockholders' deficiency:
 Preferred Stock, $0.01 par value,
  4,996,680 shares authorized, none
  outstanding                                          -                 -
 Series A convertible preferred stock,
  3,320 shares authorized with a stated value
  of $1,000, none and 16 shares outstanding            -            16,000
 Common stock, $.01 par value; 10,000,000
  shares authorized; 4,672,709 and 4,224,456
  shares issued and outstanding                   46,728            42,244
 Additional paid-in capital                    8,830,466         9,631,750
 Accumulated deficit                          (9,394,551)       (9,086,935)
 Treasury stock (326,171 shares at cost)               -          (942,311)
 Notes receivable issued for purchase of
  common stock                                   (47,894)         (102,369)
                                               ---------         ---------
Total stockholders' deficiency                  (565,251)         (441,621)
                                               ---------         ---------
Total liabilities and stockholders'
 deficiency                                  $   452,122       $   585,298
                                               =========         =========



See accompanying summary of accounting policies and notes to condensed financial statements.

ULTRADATA SYSTEMS, INCORPORATED


Condensed Statements of Operations


For the three and six months ended June 30, 2003 and 2002 (unaudited)


                                       Three months            Six months
                                      ended June 30          ended June 30
                                 ---------------------------------------------
                                    2003         2002       2003        2002
                                       (unaudited)             (unaudited)

Net sales                       $ 445,857   $  78,684   $ 797,813  $ 1,074,403

Cost of sales                     186,661      68,563     383,206      783,285
                                  --------------------------------------------
Gross profit                      259,196      10,121     414,607      291,118

Operating Expenses:
 Selling expense                   26,991      21,351      52,027       60,236

General and administrative
 expenses                         235,514     312,829     479,549      609,793

Research and development expense   13,077      55,012      35,505      113,369
                                  --------------------------------------------
Total Operating Expenses          275,582     389,192     567,081      783,398

Operating loss                    (16,386)   (379,071)   (152,474)    (492,280)

Other income (expense):
 Interest and dividend income         115       2,315       6,351        7,221
 Interest expense                 (59,228)    (19,003)   (110,037)     (38,818)
 Loss on early retirement of
  note receivable                 (57,813)          -     (57,813)           -
 Other, net                       (11,496)         54       6,357          144
                                  --------------------------------------------
Total other expense, net         (128,422)    (16,634)   (155,142)     (31,453)

Loss before income taxes         (144,808)   (395,705)   (307,616)    (523,733)

Income tax expense                      -           -           -            -
                                  --------------------------------------------
Net loss                        $(144,808)  $(395,705)  $(307,616)   $(523,733)
                                  ============================================

Loss per share -
 basic and diluted              $   (0.03)  $   (0.12)  $   (0.07)   $   (0.15)
                                  ============================================
Weighted Average Shares
 Outstanding:
 Basic and diluted              4,637,850   3,415,224   4,562,854    3,398,093
                                ==============================================


See accompanying summary of accounting policies and notes to condensed financial statements.

ULTRADATA SYSTEMS, INCORPORATED

Condensed Statements of Cash Flows


Six months ended June 30, 2003 and 2002 (unaudited)

                                                      2003        2002
                                                   ----------------------
                                                   (unaudited) (unaudited)
Cash flows from operating activities:
 Net loss                                         $ (307,616)  $ (523,733)

 Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
  Depreciation and amortization                       17,654       90,142
  Provision for doubtful accounts                        106            -
  Inventory reserved for obsolescence                 15,193       65,077
  Stock issued for services                            4,500            -
  Loss on early settlement of notes receivable        57,813            -
  Non-cash preferred stock dividends and
   interest payable                                   65,175            -
  Non-cash accrued interest receivable               (12,397)           -
  Increase (decrease) in cash due to changes in
   operating assets and liabilities:
   Trade accounts receivable                          37,515      348,503
   Inventories                                       (20,831)     400,774
   Prepaid expenses and other current assets          (7,235)      (2,189)
   Accounts payable                                    1,476      (52,724)
   Accrued expenses                                  (51,339)    (109,018)
                                                    --------     --------
Net cash provided by (used in) operating activities (199,986)     216,832
                                                    --------     --------

Cash flows from investing activities:
 Proceeds from early settlement of notes receivable  202,517            -
 Capital expenditures                                (10,150)      (4,854)
                                                    --------     --------
Net cash provided by (used in) investing activities  192,367       (4,854)
                                                    --------     --------

Cash flows from financing activities:
 Proceeds from stock issued for cash and options
  exercised                                           76,910            -
 Proceeds from notes payable issued                   91,600            -
 Subscription payments                                54,475       29,826
 Principal payments on notes payable                 (68,357)     (55,498)
                                                    --------     --------
Net cash provided by (used in) financing activities  154,628      (25,672)
                                                    --------     --------

Net increase (decrease) in cash and cash
 equivalents                                         147,009      186,306
Cash and cash equivalents at beginning of period      37,842      164,682
                                                    --------     --------
Cash and cash equivalents at end of period        $  184,851   $  350,988
                                                    ========     ========

Non-Cash Investing and Financing Activities:

     In May 2003, the Company issued a note payable to the then sole preferred stockholder in the amount of $24,790, which represented the face value of the preferred shares of $16,000 plus accumulated dividends of $8,790.

     During the six months ended June 30, 2003, the Company issued 411,421 shares of common stock to satisfy convertible debt aggregating $64,100.




See accompanying summary of accounting policies and notes to condensed financial statements.

                       ULTRADATA SYSTEMS, INCORPORATED
                  Notes to Condensed Financial Statements
                          June 30, 2003 (Unaudited)

Note 1  Basis of Presentation and Significant Accounting Policies

(A) Basis of Presentation

          The accompanying unaudited condensed financial statements of Ultradata Systems, Incorporated (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles.
These condensed financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002 as filed with the SEC on March 28, 2003. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

(B) Nature of Operations

          The principal business activity of the Company, located in St. Louis, is the design, manufacture, and sale of hand-held electronic information products.

(C) Revenue Recognition

          During 2003, the Company began performing consulting services for another company that operates in a different field. The consulting services are being performed by a few of the Company's personnel in order to generate additional revenue and amounted to approximately $52,000 for the six months ended June 30, 2003. Segment information has not been provided because it is not practical at this early stage and the consulting revenue is less that that required for segment reporting.

(D) New Accounting Pronouncements

          In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June
30, 2003 and all of its provisions should be applied prospectively.

          In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

          SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

          Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

Note 2. Inventories

	Inventories consist of the following:

                                            June 30,    December 31,
                                              2003         2002

Raw Materials, net of obsolete inventory    $  69,850    $   46,015

Finished Goods, net of obsolete inventory      38,274        56,471
                                             --------     ---------
Total inventory                             $ 108,124    $  102,486
                                              =======     =========


Obsolete inventory on hand                  $ 953,566    $1,110,684


Note 3. Notes Receivable

          In June 2003, the Company settled the $300,000 in outstanding notes receivable due in 2006 for the sale of its interest in Talon Research and Development, Ltd., (now Navman, Ltd.) in 2001. The Company received cash of $202,517 and recorded a loss of $57,813 on the discounted value of the notes on June 30, 2003.

Note 4. Notes Payable

          In January 2003, the Company authorized a private debt offering of secured 12% promissory notes limited to $200,000 with a due date of July 31, 2003. For each dollar loaned to the Company, the lender was also entitled to purchase two shares of the Company's common stock for $.01 per share. During the six months ended June 30, 2002, the Company issued an aggregate of $165,000 of promissory notes and received $3,300 from the sale of 330,000 common shares for aggregate proceeds of $168,300. The shares were treated as a discount to the private offering, and the shares were valued at $76,700 based on the market price on the dates the funds were received (See Note 5 (B)). Accordingly, $91,600 is deemed to have been received for the promissory notes. The $73,400 discount from the face value of the promissory notes is being amortized over the life of the promissory notes as additional interest expense. During the six months ended June 30, 2003, the Company recognized interest expense of $62,914. The funds received from the debt offering are for a limited purpose described below. The balance of the promissory notes as of June 30, 2003 is $154,514 and is included in Notes payable - current.

          All of the proceeds raised under the offering are to be maintained in an escrow account maintained by the Company's attorney. Once the Company receives a purchase order from either of two specified customers, the Company can "draw down" 70% of the purchase-order amount from the escrow account in order to purchase the product from a vendor. Once the revenue from the sale is received, the "draw down" funds are to be returned to the escrow account and the Company retains the balance of the sales proceeds.

Note 5. Stockholder's Deficiency

(A) Preferred Stock

          The preferred shares, including accumulated dividends, were eligible for conversion into common shares on or before May 13, 2003 at 75% of the 5-day average closing bid price. As of that date, the preferred shares had accumulated dividends of $8,790. Per an agreement with the sole preferred stockholder, the conversion right was exchanged for a note payable in the amount of $24,790, of which $5,000 has been paid and $19,790 has been included in Notes payable - current.

(B) Common Stock

          During the six months ended June 30, 2003, the Company issued 30,000 shares of common stock for services having a fair market value of $4,500.

          During the six months ended June 30, 2003, convertible debt holders converted $64,100 of convertible notes payable into 411,424 shares of common stock.

          During the six months ended June 30, 2003, options were exercised to purchase 3,000 shares of common stock for gross proceeds of $210.

          During the six months ended June 30, 2003, the Company issued 330,000 shares of common stock having a fair market value of $76,700 based on the closing market price on the date the shares were issued. The shares were issued as part of a private debt offering (See Note 4).

(C) Subscriptions Receivable

          During the six months ended June 30, 2003, the Company received $54,475 towards subscription receivables due from employees of the Company.

(D) Treasury Stock

          During the six months ended June 30, 2003, the Company retired all 326,171 shares of its treasury stock having a cost of $942,311. Accordingly, the amount has been reclassified to Additional paid-in capital.

Note 6. Stock Options and Warrants

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

          The Company accounts for the aforementioned plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                 June 30,        June 30,
                                                   2003            2002
                                               ----------------------------
                                               (Unaudited)      (Unaudited)

   Net loss, as reported                       $ (307,616)     $ (523,733)
   Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of tax effects           -               -
                                                 --------        --------
   Pro forma net loss                          $ (307,616)     $ (523,733)
                                                 ========        ========
   Earnings per share:

   Basic and diluted loss per share, as
    reported                                   $    (0.07)     $    (0.15)
                                                 ========        ========
   Basic and diluted loss per share,
    pro forma                                  $    (0.07)     $    (0.15)
                                                 ========        ========

(B) Stock Warrants

          In conjunction with the issuance of preferred stock on May 16, 2000, the Company issued warrants to purchase an aggregate of 478,506 shares of the Company's common stock at an exercise price of $5.00 per share. The warrants were exercisable immediately until expiration on May 16, 2003. In an exchange agreement effective August 13, 2001, the exercise price of the warrants was reduced from $5.00 to $1.50 per share. In an amendment to the exchange agreement effective December 11, 2001, the exercise price of the warrants was further reduced from $1.50 to $0.50 per share. An additional $37,529 of expense was recognized due to the re-pricing of the warrants during 2001. As of June 30, 2003, all of the warrants expired unexercised.

Note 7. Going Concern

          As shown in the accompanying condensed financial statements, the Company has a net loss of $307,616, a negative cash flow from operations of $199,986, a working capital deficiency of $316,766 and a stockholders' deficiency of $565,251 as of and for the six months ended June 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          The Company has continued its product design and development efforts to introduce new products in 2003 and introduced its Talking Road Whiz in March 2003. The Company also continues its efforts to expand into new markets. In addition, the Company has obtained short-term loans from investors to fund operations during the launching of this new product until revenues from its sales are received (See Note 4 of the accompanying condensed financial statements). Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

Note 8. Subsequent Events

          A) Extension of short-term notes

          During July 2003, the Company offered subscribers to the short-term notes (see Note 4) the opportunity to extend them on the same terms until October 31, 2003 in order to help fund retail orders expected during that period. The list of qualified purchase orders was expanded to include several large retail outlets in addition to those in the original agreement, and an additional share for $.01 per dollar loaned was included as an incentive. Subscribers in the amount of $150,000 have agreed to the extension.

          B) Judgement in legal proceeding was settled in the Company's favor

          On July 3, 2003, the Company received $127,000 from a legal proceeding that was settled in the Company's favor regarding a dispute with its former auditors that had been pending since last year.

          C) Marketing agreement with AAA for Talking AutoPilotTM signed

          In August 2003, an agreement with AAA on the branding and marketing of the AAA Talking AutoPilotTM, a version of the Talking Road Whiz, was signed by the Company and AAA.



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

     * In 2002 we shipped the reprogrammed beta-test units of our Travel*Star 24(tm), which combines our travel information with a GPS antenna to enable a driver to obtain his location and directions to his destination while he drives. Improved performance was obtained, but the tests revealed several software problems that have to date prevented marketing of the product. The software issues have been addressed, and the Company plans to test the market acceptability of the product in the Fall of 2003.

     * The Company continues to sell its line of both branded and private-labeled, low-cost travel computers. In the second half of 2003, the Company plans to launch its new AAA Talking AutoPilotTM that adds a voice to its traditional unit for prompting the user and for providing the data. The marketing agreement with AAA for this branded product was signed in August 2003 (see Note 8 to the accompanying condensed financial statements).

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

RESULTS OF OPERATIONS

          Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

          Operating results for the six-month period ended June 30, 2003 differed primarily due to the fact that a large order was received in the first quarter of 2002, while sales were more evenly split between the first two quarters of 2003. Losses, however, have been substantially reduced in 2003 as compared with 2002.

          Sales. During the three and six months ended June 30,2003, net sales totaled $445,857 and $797,813, respectively, compared with $78,684 and $1,074,403, respectively for the same periods in 2002. These figures represent an increase of 466.6% for the three-month period and a decrease of 25.7% for the six-month period. The figures are somewhat distorted by the fact that a significant order was shipped on the last day of the first quarter of 2002. Had that order been booked in the second quarter, the second-quarter sales in both years would have been comparable.

          Backlog. As of June 30, 2003, the Company had a backlog of $469,801 for purchase orders to be fulfilled in 2003, as compared to $258,412 for June 30, 2002.

          Gross Profit. Gross profit margin for the three- and six-month periods ending June 30, 2003 were 58.1% and 51.9%, respectively, representing a significant improvement over gross margin in corresponding periods of 2002 of 12.8% and 27.1%, respectively. Gross profit in 2002 was lower primarily due to higher cost of microchips in inventory for these sales. In 2003, the higher-priced chips are now out of inventory, resulting in improved margins. In addition, the new Talking Road Whiz initially enjoys higher margins than the traditional products and should favorably affect the results during the second half of 2003.

          S,G&A Expense. Selling expenses for the three- and six-month periods ended June 30, 2003 were $26,991 and $52,027, respectively, compared with $21,351 and $60,236, respectively, for the corresponding periods in 2002.
These figures mirror the sales levels of the respective periods and represent comparable expenditures to 2002. General and administrative expenses for the three- and six-month periods ended June 30, 2003 were $235,514 and $479,549, respectively, compared with $312,829 and $609,793, respectively, for the corresponding periods in 2002. These figures represent reductions of 24.7% and 21.3%, respectively, for the three- and six-month periods in 2003 versus 2002. These reductions reflect continued success in our on-going effort to reduce expenses.

          R&D Expense. Research and development expense in the three- and six-month periods ended June 30,2003 also decreased 76.2% and 68.7%, respectively, from the corresponding periods of 2002.

          The Company posted a loss from operations of ($16,386) and ($152,474) for the three- and six-month periods ended June 30, 2003, respectively, compared to a loss from operations of ($379,071) and ($492,280) for the corresponding periods in 2002.

          Other Expense. Other expense for the three- and six-month periods ended June 30, 2003 totaled ($128,422) and ($155,142), respectively, compared with ($16,634) and ($31,453), respectively, for the corresponding periods of 2002. The primary sources of these increases are (1) increased interest expense for the short-term and long-term debt, and (2) a one-time loss of ($57,813) (see Note 3 of the accompanying condensed financial statements) on notes receivable taken as part of the sale of the Company's interest in Talon Research and Development, Ltd. of New Zealand in 2001. In order to improve our cash position, we had offered a discount for pay-off of the notes receivable three years prior to maturity, and it was accepted.

          As a result of the foregoing, the Company posted a net loss of ($144,808), or ($0.03) per basic and diluted common share, for the three-month period ended June 30, 2003, compared to a net loss of ($395,705), or ($0.12) per basic and diluted common share, for the three-month period ended June 30, 2002. The Company posted a net loss of ($307,616), or ($0.07) per basic and diluted common share, for the six-month period ended June 30, 2003, compared to a net loss of ($523,733), or ($0.15) per basic and diluted common share, for the six-month period ended June 30, 2002.


FINANCIAL CONDITION AND LIQUIDITY

          At June 30, 2003, the Company had $184,851 in cash, compared to $37,842 at December 31, 2002. The Company's operating activities in the six months ended June 30, 2003, used cash totaling $199,986 to fund losses in the first half of 2003.

          Net cash provided by investing activities for the six-month period ended June 30, 2003 totaled $192,367 due to the early pay-off of the notes receivable acquired in the sale of the Company's interest in Talon, compared to cash used of ($4,854) for the same period in 2002.

          Net cash provided by financing activities for the six-month period ended June 30, 2003 was $154,628 compared to cash used of ($25,672) in the same period in 2002. The primary reason for the increase was the short-term loans secured in the first quarter of 2003 (see Note 4 of the accompanying condensed financial statements).

          Our operating losses over the past four years have eliminated our working capital. In the first quarter of 2003 we completed a private offering of debt and equity, and obtained $168,300 in proceeds. These funds are held in escrow pending receipt of purchase orders from certain of the Company's customers. Up to 70% of the value of these purchase orders is available for use by the Company, and funds must be placed back in escrow upon receipt by the Company in payment for the orders. Management expects these funds to be sufficient to support operations until sales of the Talking Road Whiz begin producing significant cash flow in the latter half of the year. The notes were due and payable July 31, 2003. The Company has offered the note holders the opportunity to extend their loans to October 31, 2003 with the same interest terms and the right to purchase an additional share per dollar loaned for $.01. Over 90% of the value of the notes has been extended.

          Because the Company has reduced its costs of doing business and expects significant sales in the third and fourth quarters, Management expects the financial picture to continue to improve greatly over the course of 2003. However, if the anticipated sales for the rest of 2003 fail to materialize, we will not have sufficient financial resources to carry the Company into 2004.

          As shown in the accompanying condensed financial statements, the Company has a net loss of $307,616, a negative cash flow from operations of $199,986, a working capital deficiency of $316,766 and a stockholders' deficiency of $565,251. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          The Company has continued its product design and development efforts to introduce new products in 2003 and introduced its Talking Road Whiz in March 2003. The Company also continues its efforts to expand into new markets. In addition, the Company has obtained short-term loans from investors to fund operations during the launching of this new product until revenues from its sales are received (See Note 4 of the accompanying condensed financial statements). Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

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

                        ULTRADATA SYSTEMS, INCORPORATED
                                     10QSB

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings:

          In July 2003 the Company settled its arbitration claim against its former auditors which began in 2002 and received payment of $127,000.

Item 2.   Changes in Securities:

          None

Item 3.   Defaults upon Senior Securities:

          None

Item 4.   Submission of Matters to a Vote of Security Holders:

          None

Item 5.   Other Information:

          None

Item 6.   Exhibits and Reports on Form 8-K:

          Exhibits:

31        Rule 13a-14(a) Certification.
32        Rule 13a-14(b) Certification.




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 5, 2003                      /s/  Monte Ross
                                    --------------------------
                                    Monte Ross, CEO
                                    (Chief executive officer)


                                    /s/ Ernest S. Clarke
                                    --------------------------
                                    Ernest S. Clarke, President
                                    (Principal financial and accounting
                                     officer)

EXHIBIT 31: Rule 13a-14(a) CERTIFICATION

I, Monte Ross, certify that:

	1. I have reviewed this quarterly report on Form 10-QSB of Ultradata Systems, Incorporated;

	2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

        3. Based on my knowledge, the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

	4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the small business issuer and have:

	a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

	a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

	b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.

Date:  August 5, 2003                 /s/  Monte Ross
                                      -----------------------------------
                                      Monte Ross, Chief Executive Officer

I, Ernest Clarke, certify that:

	1. I have reviewed this quarterly report on Form 10-QSB of Ultradata Systems, Incorporated;

	2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

        3. Based on my knowledge, the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

	4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the small business issuer and have:

	a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

	a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

	b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.


Date:  August 5, 2003               /s/ Ernest S. Clarke
                                    ---------------------------------------
                                    Ernest Clarke, Chief Financial Officer




                       *       *       *       *       *

EXHIBIT 32: Rule 13a-14(b) CERTIFICATION

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

August 9, 2003                          /s/  Monte Ross
                                        -----------------------------------
                                        Monte Ross
                                        (Chief executive officer)

	   				/s/ Ernest S. Clarke
                                        -----------------------------------
                                        Ernest S. Clarke
					(Chief financial officer)