Form 10QSB
period 2003-09-30
ULTRADATA SYSTEMS INC
filed 2003-11-06
CIK 931947

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-QSB

(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________TO_______________

                        COMMISSION FILE NUMBER  0-25380


                         ULTRADATA SYSTEMS, INCORPORATED
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                     43-1401158
 ----------------------------------------------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

  1240 Dielman Industrial Court, St. Louis, MO                63132
 ----------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)

         Issuer's telephone number, including area code:  (314) 997-2250

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.    Yes  [X]       No  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class                       Outstanding as of  November 3, 2003
-----------------------------------------------------------------------
Common, $.01 par value                   5,394,645

Transitional Small Business Disclosure Format Yes [ ] No  [X]

                                                           File Number
                                                             0-25380

                        ULTRADATA SYSTEMS, INCORPORATED
                                  FORM 10-QSB
                              September 30, 2003
                                     INDEX

PART I - FINANCIAL INFORMATION                                         PAGE

     Item 1.  Financial Statements

              Balance Sheets at September 30, 2003 (unaudited) and
               December 31, 2002                                         3.

              Statements of Operations for the three month and nine
               month periods ended September 30, 2003 and 2002
               (unaudited)                                               4.

              Statements of Cash Flows for the nine months ended
               September 30, 2003 and 2002 (unaudited)                   5.

              Notes to Financial Statements                              6.

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       8.


PART II - OTHER INFORMATION                                             11.

              Signatures                                                11.

              Certification                                             12.

ULTRADATA SYSTEMS, INCORPORATED

Balance Sheets
As of September 30, 2003 and December 31, 2002


                                               September 30,    December 31,
                                                   2003             2002
                                              -------------------------------
Assets                                         (Unaudited)

Current assets:
 Cash                                           $   23,295      $   37,842
 Trade accounts receivable, net of
  allowance for doubtful accounts of
  $16,103                                          131,922         141,599
 Inventories, net                                  159,603         102,486
 Prepaid expenses                                   13,507           4,562
                                                 ---------       ---------
Total current assets                               328,327         286,489

Property and equipment, net                         30,310          45,432

Notes receivable - long term                             -         247,933
Other assets                                         5,444           5,444
                                                 ---------       ---------
Total assets                                    $  364,081      $  585,298
                                                 =========       =========

Liabilities and Stockholders' Deficiency

Current liabilities:
 Accounts payable                               $  220,207      $  277,828
 Accrued liabilities                               149,353         188,825
 Notes payable - current                           519,389         126,064
                                                 ---------       ---------
Total current liabilities                          888,949         592,717

Long term liabilities:
 Notes payable - long term                               -         434,202
                                                 ---------       ---------
Total liabilities                                  888,949       1,026,919

Stockholders' deficiency:
 Preferred Stock, $0.01 par value,
  4,996,680 shares authorized, none
  outstanding                                            -               -
 Series A convertible preferred stock,
  3,320 shares authorized with a stated
  value of $1,000, none and 16 shares
  outstanding                                            -          16,000
 Common stock, $.01 par value;
  10,000,000 shares authorized;
  5,153,281 and 4,224,456 shares issued
  and outstanding                                   51,533          42,244
 Additional paid-in capital                      8,857,770       9,631,750
 Accumulated deficit                            (9,415,612)     (9,086,935)
 Treasury stock (326,171 shares at cost)                 -        (942,311)
 Notes receivable issued for purchase
  of common stock                                  (18,559)       (102,369)
                                                 ---------       ---------
Total stockholders' deficiency                    (524,868)       (441,621)
                                                 ---------       ---------
Total liabilities and stockholders' deficiency  $  364,081      $  585,298
                                                 =========       =========

See accompanying summary of accounting policies and notes to financial statements.

ULTRADATA SYSTEMS, INCORPORATED

Condensed Statements of Operations
For the three and nine months ended September 30, 2003 and 2002 (unaudited)


                                 Three months            Nine months
                                    ended                   ended
                                 September 30,           September 30
                               2003        2002        2003       2002
                               ----------------        ---------------
                                 (unaudited)             (unaudited)

Net sales                    $  314,763  $  354,123   $1,112,576  $1,428,526

Cost of sales                   193,499     333,326      576,705   1,116,611
                              ---------------------    ---------------------
Gross profit                    121,264      20,797      535,871     311,915


Operating Expenses:
 Selling expense                 48,557      32,840      100,584      93,076
 General and administrative
  expenses                      186,235     208,183      665,784     817,976
 Research and development
  expense                         6,561      55,365       42,066     168,734
                              ---------------------    ---------------------
Total operating expenses        241,353     296,388      808,434   1,079,786
                              ---------------------    ---------------------

Operating loss                 (120,089)   (275,591)    (272,563)   (767,871)

Other income (expense):
 Interest and dividend income        39         810        6,390       8,031
 Interest expense               (28,048)    (18,220)    (138,085)    (57,038)
 Loss on early retirement of
  note receivable                     -           -      (57,813)          -
 Settlement of legal dispute    127,012           -      127,012           -
 Other, net                          25      (6,834)       6,382      (6,690)
                              ---------------------    ---------------------
Total other income
 (expense), net                  99,028     (24,244)     (56,114)    (55,697)

Loss before income taxes        (21,061)   (299,835)    (328,677)   (823,568)

Income tax                            -           -            -           -
                              ---------------------    ---------------------
Net loss                        (21,061)   (299,835)    (328,677)   (823,568)

Less preferred stock dividends   (8,790)          -       (8,790)          -
                              ---------------------    ---------------------
Net loss available to common
 shareholders                $  (29,851) $ (299,835)  $ (337,467) $ (823,568)
                              =====================    =====================

Loss per share-basic and
 diluted                     $    (0.01) $    (0.09)  $    (0.07) $    (0.24)
                              =====================    =====================

Weighted Average Shares
 Outstanding:
 Basic and diluted            4,865,974   3,432,591    4,665,004   3,409,719
                              =====================    =====================




See accompanying summary of accounting policies and notes to financial statements.

ULTRADATA SYSTEMS, INCORPORATED

Condensed Statements of Cash Flows
Nine months ended September 30, 2003 and 2002 (unaudited)


                                               2003              2002
                                            ---------------------------
                                                    (unaudited)
Cash flows from operating activities:
 Net loss                                    $ (328,677)      $ (823,568)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities
  Depreciation and amortization                  25,272          128,784
  Provision for doubtful accounts                   225                -
  Inventory reserved for obsolescence            17,018          186,510
  Stock issued for services                       4,500                -
  Loss on disposal of fixed asset                     -            6,873
  Loss on early settlement of notes receivable   57,813                -
  Non-cash accrued interest receivable          (12,397)               -

 Increase (decrease) in cash due to changes
  in operating assets and liabilities:
  Trade accounts receivable                       9,452          282,253
  Inventories                                   (74,135)         393,646
  Prepaid expenses and other current assets      (8,945)            (365)
  Accounts payable                              (57,621)         (34,179)
  Accrued expenses                              (39,472)        (125,931)
                                              ---------        ---------
Net cash (used in) provided by operating
 activities                                    (406,967)          14,023
                                              ---------        ---------
Cash flows from investing activities:
 Proceeds from early settlement of notes
  receivable                                    202,517                -
 Capital expenditures                           (10,150)          (5,622)
                                              ---------        ---------
Net cash provided by (used in) investing
 activities                                     192,367           (5,622)
                                              ---------        ---------
Cash flows from financing activities:
 Proceeds from stock issued for cash and
  options exercised                              91,910                -
 Proceeds from notes payable issued              91,600                -
 Preferred dividends paid                        (8,790)               -
 Subscription payments                           83,810           59,187
 Principal payments on notes payable            (58,477)         (82,030)
                                              ---------        ---------
Net cash provided by (used in) financing
 activities                                     200,053          (22,843)
                                              ---------        ---------
Net decrease in cash and cash equivalents       (14,547)         (14,442)

Cash and cash equivalents at beginning of
 period                                          37,842          164,682
                                              ---------        ---------
Cash and cash equivalents at end of period   $   23,295       $  150,240
                                              =========        =========

Non-Cash Investing and Financing Activities:

 During the nine months ended September 30, 2003, the Company issued 683,076 shares of common stock to satisfy convertible debt aggregating to $90,000




See accompanying summary of accounting policies and notes to condensed financial statements.

ULTRADATA SYSTEMS, INCORPORATED

September 30, 2003

Summary of Significant Accounting Policies



Note 1. Basis of Presentation and Significant Accounting Policies

(A) Basis of Presentation

    The accompanying unaudited condensed financial statements of Ultradata Systems, Incorporated (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission (the ?SEC?) for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company?s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002 as filed with the SEC on March 28, 2003. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.


(B) Revenue Recognition

    During 2003, the Company began performing consulting services for another company that operates in a different field. The consulting services are being performed by a few of the Company's personnel in order to generate additional revenue and amounted to approximately $80,000 for the nine months ended September 30, 2003. The Company recognizes revenue from these services as the services are performed. Segment information has not been provided because it is not practical at this early stage and the consulting revenue is less that that required for segment reporting.


(C) Concentrations

    During the nine months ended September 30, 2003, the Company relied on two customers for approximately 61% of sales.


Note 2. Inventories

	Inventories consist of the following:

                                  September 30,         December 31,
                                     2003                  2002
                                  ------------          ------------
                                  (Unaudited)
Raw Materials, net of obsolete
 inventory                         $    38,758           $   46,015
Finished Goods, net of obsolete
 inventory                              20,844               56,471
                                   -----------           ----------
Total inventory                    $   159,602           $  102,486
                                    ==========            =========


Obsolete inventory on hand         $   867,216           $1,110,684
                                    ==========            =========


Note 3. Notes Payable

     In January 2003, the Company authorized a private debt offering of secured 12% promissory notes limited to $200,000 with a due date of July 31, 2003. For each dollar loaned to the Company, the lender was also entitled to purchase two shares of the Company?s common stock for $.01 per share. These shares are restricted for one year from the date of issue. In January
2003, the Company issued an aggregate of $165,000 of promissory notes and received $3,300 from the sale of 330,000 common shares for aggregate proceeds of $168,300. The shares were treated as a discount to the private offering, and the shares were valued at $76,700 based on the market price on the dates the funds were received (See Note 4 (B)). Accordingly, $91,600 is deemed to have been received for the promissory notes. The $73,400 discount from the face value of the promissory notes is being amortized over the life of the promissory notes as additional interest expense.

     All of the proceeds raised under the offering are to be maintained in an escrow account maintained by the Company's attorney. Once the Company receives a purchase order from either of two specified customers, the Company can draw down 70% of the purchase-order amount from the escrow account in order to purchase the product from a vendor. Once the revenue from the sale is received, the "draw down" funds are to be returned to the escrow account and the Company retains the balance of the sales proceeds.

     On July 31, the notes were retired or extended at the option of the lender. Accordingly, $15,000 of principal was repaid and all accrued interest was paid in cash to lenders. The balance of $150,000 was extended for 3 months at the same interest rate (12% per annum) and an additional share of stock at a price of $.01 per dollar loaned. Accordingly, $136,500 is deemed to have been received for the promissory notes. The $13,500 discount from the face value of the promissory notes is being amortized over the life of the promissory notes as additional interest expense. During the nine months ended September 30, 2003, the Company recognized interest expense of $84,011.


Note 4. Stockholder's Deficiency

(A) Preferred Stock

    The preferred shares, including accumulated dividends, were eligible for conversion into common shares on or before May 13, 2003 at 75% of the 5-day average closing bid price. As of that date, the preferred shares had accumulated dividends of $8,790. Per an agreement with the sole preferred stockholder, the conversion right was exchanged for a note payable in the amount of $24,790 and was paid in full by September 30, 2003 in order to avoid the burden to the share price from the further dilution of approximately 400,000 shares.

(B) Common Stock

    During the nine months ended September 30, 2003, the Company issued 30,000 shares of common stock for services having a fair market value of $4,500.

    During the nine months ended September 30, 2003, convertible debt holders converted $90,000 of convertible notes payable into 741,996 shares of common stock.

    During the nine months ended September 30, 2003, options were exercised to purchase 3,000 shares of common stock for gross proceeds of $210.

    During the nine months ended September 30, 2003, the Company issued 480,000 shares of common stock having a fair market value of $91,700 based on the closing market price on the date the shares were issued. The shares were issued as part of a private debt offering (See Note 3).

(C) Subscriptions Receivable

          During the nine months ended September 30, 2003, the Company received $83,810 towards subscription receivables due from employees of the Company.

(D) Treasury Stock

    During the nine months ended September 30, 2003, the Company retired all 326,171 shares of its treasury stock having a cost of $942,311. Accordingly, the amount has been reclassified to Additional paid-in capital.

Note 5. Going Concern

     As shown in the accompanying condensed financial statements, the Company has a net loss of $328,677, a negative cash flow from operations of $406,967, a working capital deficiency of $561,622 and a stockholders' deficiency of $524,868 as of and for the nine months ended September 30, 2003. These factors raise substantial doubt about the Company?s ability to continue as a going concern.

     The Company has continued its product design and development efforts to introduce new products in 2003 and introduced its Talking Road Whiz in March 2003 and the AAA Talking Road Navigator in August 2003. The Company also c ontinues its efforts to expand into new markets. In addition, the Company has obtained short-term loans from investors to fund operations during the launching of this new product until revenues from its sales are received (See Note 3 of the accompanying condensed financial statements). Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.


Note 6. Subsequent Events

     A. On October 1, 2003 the Company amended the terms of outstanding convertible notes by agreement with the note holders. The Company agreed to pay a lump sum of $100,000 by January 6, 2004 and another by February 15, 2004 and to retire the entire balance by June 30, 2004. In exchange for that commitment, the note holders agreed to waive the 10% prepayment penalty in the notes. The amendment was made to facilitate the Company's plan, which is to retire the notes at the earliest opportunity in order to avoid further dilution of the common stock and reduce interest expense.

     B. Since September 30, 2003, convertible debt holders converted $25,120 of convertible notes payable into 241,364 shares of common stock.

     C. Since September 30, 2003, the Company has paid off the notes payable (See Note 3 above) in the amount of $154,700, including all principal and interest.

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

OVERVIEW

         Since 1987 we have been engaged in the business of manufacturing and marketing handheld computers that provide travel information. The products are based upon a data compression technology that we developed, portions of which we have patented. Recent developments in communications technology have opened up new opportunities for us to use our technology. The following paragraphs outline the scope of our operations:

         * The Company has sold over 3 million of its low-cost handheld travel computers, demonstrating that there is a market for travel information products. To re-awaken that market with an improved product that speaks, the Company has developed a Talking Road Whiz. Deliveries of this product began in March of 2003, and the Company expects to receive significant revenue in 2003 from sales of this new addition to its product line. It has a contract with a major distributor providing exclusivity in certain channels if 300,000 units are purchased and delivered by March 31, 2004. Fulfillment of this agreement with delivery of 300,000 units would ensure good profitability for the Company and sufficient cash and earnings to solve our liquidity issues.

         * In 2002 we shipped the reprogrammed beta-test units of our Travel*Star 24(tm), which combines our travel information with a GPS antenna to enable a driver to obtain his location and directions to his destination while he drives. Improved performance was obtained, but the tests revealed several software problems that have to date prevented marketing of the product.
            The software issues have been addressed, and the Company plans to test the market acceptability of the product prior to year end.

         * The Company continues to sell its line of both branded and private-labeled, low-cost travel computers. In the third quarter of 2003, the Company launched its new AAA Talking Road Navigator that adds a voice to its traditional unit for prompting the user and for providing the data. The marketing agreement with AAA for this branded product was signed in August 2003.

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

RESULTS OF OPERATIONS

         Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002

         Operating results for the third quarter of 2003 were comparable to the third quarter of 2002.

         Sales. During the three and nine months ended September 30,2003, net sales totaled $314,763 and $1,112,576, respectively, compared with $354,123 and $1,428,526, respectively for the same periods in 2002. These figures represent decreases of 11.1% and 22.1% for the three- and nine-month periods, respectively. The decrease is primarily due to the delay in introducing the AAA Talking Road Navigator, resulting in lower-than expected third-quarter sales in 2003 for that new product.

         Backlog. As of September 30,2003, the backlog for delivery in the fourth quarter 2003 was $692,730, as compared with $5,087 as of September 30, 2002.

         Gross Profit. Gross profit for the three- and nine-month periods ending September 30, 2003 were 38.5% and 48.2%, respectively as compared to 5.9% and 21.8%, respectively, for the corresponding periods in 2002. There was a September 2002 write-off of obsolete inventory of $90,000, which affected both numbers adversely for 2002. Without the September write-down, gross margins would have been 31.3% and 28.1% for the three- and nine-month period, respectively. The 2003 numbers reflect improvements due to the introduction of a new product and continuing reductions in component prices.


         SG&A Expense. Selling expenses for the three- and nine-month periods ended September 30, 2003 were $48,557 and $100,584, respectively, compared with $32,840 and $93,076, respectively, for the corresponding periods in 2002. These figures represent increases of 47.9% and 25.0%, respectively, for the three- and nine-month periods in 2003 versus 2002. As a percent of sales, selling expenses for the periods in 2003 were 15.4% and 9.0%, respectively as compared to 9.3% and 6.5% for the same periods in 2002. The primary reason for the increase is the expense of designing new packaging materials for the new products, AAA Talking Road Navigator and Talking Road Whiz. General and administrative expenses for the three- and nine-month periods ended September 30, 2003 were $186,235 and $665,784, respectively, compared with $208,183 and $817,976, respectively, for the corresponding periods in 2002. These figures represent decreases of 10.5% and 21.30%, respectively, for the three- and nine-month periods in 2003 versus 2002. The Company has been continuing its effort to reduce expenses. Success in reducing these costs is important to the continuing survival of the Company.

         R&D Expense. Research and development expense in the three-month period ended September 30,2003 decreased 88.1%, and for the nine-month period they decreased 75.1% compared with corresponding periods in 2002. These reductions reflect a continuing effort to reduce expenses and the completion in 2002 of the amortization of the TRAVEL*STAR 24? capitalized software tools and the completion of the AAA Talking Road Navigator development.

         The Company posted a net loss from operations of ($120,089) and ($272,563) for the three- and nine-month periods ended September 30, 2003, respectively, compared to a net loss from operations of ($275,591) and ($767,871) for the corresponding periods in 2002, illustrating our progress toward profitability.

         Other Income. Other income (expense) for the three- and nine-month periods ended September 30, 2003 totaled $99,028 and ($56,114), respectively, compared with ($24,244) and ($55,697), respectively, for the corresponding periods of 2002. The large improvement in the current quarter is due to a one-time arbitration settlement received from auditors who withdrew in 2001.

          As a result of the foregoing, the Company posted a net loss available to common stockholders of ($29,851), or ($0.01) per basic and diluted common share, for the three-month period ended September 30, 2003, compared to a net loss available to common stockholders of ($299,835), or ($0.09) per basic and diluted common share, for the three-month period ended September 30, 2002. The Company posted a net loss available to common stockholders of ($337,467), or ($0.07) per basic and diluted common share, for the nine-month period ended September 30, 2003, compared to a net loss available to common stockholders of ($823,568), or ($0.24) per basic and diluted common share, for the nine-month period ended September 30, 2002.

FINANCIAL CONDITION AND LIQUIDITY

         At September 30, 2003, the Company had $23,295 in cash, compared to $37,842 at December 31, 2002. The Company's operating activities in the nine months ended September 30, 2003, used cash totaling $406,967. Losses for the first nine months of the year of $328,677 included non-cash items for depreciation and amortization amounting to $25,272, loss on early retirement of notes receivable from Talon of $57,813, and in inventory reserve for obsolescense of $17,018. Losses were offset by reductions in accounts receivable of $9,452. Inventory increases of $74,135, reductions in accounts payable of $57,621, increases in accrued expenses of 39,471 and in prepaids of $8,945 added to the cash used in the period.

         Net cash provided by investing activities included $202,517 from early pay-off of the Talon notes offset by $10,150 in capital expenditures.

         Net cash provided by financing activities for the nine-month period ended September 30, 2003, was $200,053 compared with ($22,843) used in the same period of 2002. During 2003, proceeds from the sale of stock and exercise of options amounted to $91,910, $91,600 from short- term notes and $83,810 in payments from employees for loans to buy company stock. These payments are offset by payments against notes payable of $58,477.

         Our operating losses over the past four years have eliminated our working capital. In the first quarter of 2003 we completed a private offering of debt and equity, and obtained $168,300 in proceeds. These funds are held in escrow pending receipt of purchase orders from certain of the Company's customers. Up to 70% of the value of these purchase orders is available for use by the Company, and funds must be placed back in escrow upon receipt by the Company in payment for the orders. Management expects these funds to be sufficient to support operations until sales of the Talking Road Whiz begin producing significant cash flow in the latter half of the year. The notes were due and payable July 31, 2003. The Company offered the note holders the opportunity to extend their loans to October 31, 2003 with the same interest terms and the right to purchase an additional share per dollar loaned for $.01. Over 90% of the value of the notes has been extended. These notes were repaid in full on October 31, as planned, from proceeds of fourth-quarter sales.

         Because the Company has reduced its costs of doing business and expects significant sales in the fourth quarter, Management expects the financial picture to continue to improve greatly over the course of 2003. However, if the anticipated sales for the rest of 2003 fail to materialize, we will not have sufficient financial resources to carry the Company into 2004.

          As shown in the accompanying condensed financial statements, the Company has a net loss available to common stockholders of $337,467, a negative cash flow from operations of $406,967, a working capital deficiency of $561,622 and a stockholders' deficiency of $524,868 as of and for the nine months ended September 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          The Company has continued its product design and development efforts to introduce new products in 2003 and introduced its Talking Road Whiz in March 2003 and the AAA Talking Road Navigator in August 2003. The Company also continues its efforts to expand into new markets. In addition, the Company has obtained short-term loans from investors to fund operations during the launching of this new product until revenues from its sales are received (See Note 3 of the accompanying condensed financial statements). Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.


Item 3.  Controls and Procedures

     Monte Ross, our Chief Executive Officer, and Ernest Clarke, our Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of September 30, 2003. Based on their evaluation, they concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to them by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Messrs. Ross and Clarke performed their evaluation.

                      ULTRADATA SYSTEMS, INCORPORATED
                                   10QSB


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings:

          None

Item 2.   Changes in Securities and Use of Proceeds:

          On July 31, 2003, the Company sold 150,000 shares of common stock to eleven individuals who hold promissory notes issued by the Company. The shares were sold for $.01 per share and the agreement of the note holders to extend the maturity date of their notes from July 31, 2003 to October 31, 2003. The shares were sold in reliance on Section 4(2) and Section 4(6) of the Securities Act, since the note holders were accredited investors and the offer was made privately to them.

Item 3.   Defaults upon Senior Securities:

          None

Item 4.   Submission of Matters to a Vote of Security Holders:

          None

Item 5.   Other Information:

          None

Item 6.   Exhibits and Reports on Form 8-K:
          Exhibits:

          31	Rule 13a-14(a) Certification
          32	Rule 13a-14(b) Certification

          Reports on Form 8-K:

          None

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 1, 2003                     /s/  Monte Ross
                                     -----------------------------------
                                     Monte Ross, CEO
                                     (Chief executive officer)


                                     /s/ Ernest S. Clarke
                                     -----------------------------------
                                     Ernest S. Clarke, President
                                     Principal financial and accounting
                                     officer)

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

        b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons p erforming the equivalent functions):

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

Date:  November 1, 2003                  /s/  Monte Ross
                                         -----------------------------------
                                         Monte Ross, Chief Executive Officer


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

        b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        5. The small business issuer's other certifying officers and I have isclosed, based on our most recent evaluation of internal controls over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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



Date:  November 1, 2003                 /s/ Ernest S. Clarke
                                        -------------------------------
                                        Ernest Clarke, President and Chief
                                         Financial Officer


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

November 1, 2003                        /s/Monte Ross
                                        --------------------------
                                        Monte Ross
                                        (Chief executive officer)

	   				/s/ Ernest S. Clarke
                                        ----------------------------
					(President and Chief financial
                                         officer)