Form 10KSB
period 2003-12-31
ULTRADATA SYSTEMS INC
filed 2004-03-29
CIK 931947

SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C.   20549
				 FORM 10-KSB

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended December 31, 2003

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from ______ to _____

		      Commission File Number:   0-25380

		       ULTRADATA SYSTEMS, INCORPORATED
		--------------------------------------------
	       (Name of small business issuer in its charter)


	    Delaware                                   43-1401158
   ------------------------------------------------------------------------
  (State or other jurisdiction of         (IRS Employer Identification No.)
   incorporation or organization)

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

 State the issuer's revenues for its most recent fiscal year: $2,863,258

 The aggregate market value at March 7, 2004 of the voting stock held by non-affiliates, based on the closing price as reported by the OTC Bulletin Board, was approximately $3,567,240. The aggregate market value has been computed by reference to a share price of $0.90 (the price at which stock was sold, or the average bid or asked price of such stock on March 7, 2004). All directors, officers, and stockholders owning more than five percent of the outstanding common stock of the Registrant have been deemed "affiliates" for the purpose of calculating such aggregate market value.

 The number of shares outstanding of the issuer's common stock, as of March 7, 2004, was 6,057,746


 Transitional Small Business Disclosure Format:    Yes [ ]    No  [X]


	     DOCUMENTS INCORPORATED BY REFERENCE:        None


	   YOU SHOULD NOT RELY ON FORWARD LOOKING STATEMENTS

     This annual report contains a number of forward-looking statements regarding our future prospects. Among the forward-looking statements are descriptions of our plans to introduce new products to the market, to expand our customer base, to develop products for ease of travel, and to return our company to profitability. These forward-looking statements are a true statement of our present intentions, but are neither predictions of the future nor assurances that any of our intentions will be fulfilled. Many factors beyond our control could act against Ultradata in its efforts to develop and market its products. Among these factors are:

     * The fact that our financial resources are minimal and will not sustain us past this year without continued success of the Talking Road WhizTM product line;

     * The fact that our lack of capital severely limits our ability to market our products. As a result, the loss of a significant customer could imperil the marketing of an entire product line;

     * The difficulty of attracting mass-market retailers to a seasonal product like the Talking Road Whiz


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

     The Company has sold over 3 million of its low-cost handheld travel computers, demonstrating that there is a market for travel information products. To re-awaken that market with an improved product that speaks, the Company has developed a Talking Road WhizTM. Significant deliveries of this product began in September of 2003 and, the Company received significant revenue in the last four months of 2003 from sales of this new addition to its product line. Company earnings in the fourth quarter of 2003 were sufficient to offset losses in the first three quarters of 2003. It has substantial purchase orders in hand for delivery in the first quarter of 2004.

     Each of our consumer products is designed to allow the consumer to access useful information stored in a convenient manner. Our handheld computers generally sell at retail prices between $19.95 and $49.95 per unit. The products have been in retail mass-market chains plus many other locations. The new TRAVEL*STAR 24 is expected to be offered at retail for under $300, which should make it very competitive in the auto aftermarket. Its portability and the fact that it requires no elaborate installation offer advantages over the more expensive in-car systems.



Handheld Travel Computers

     The Road WhizTM Line of Products

     Our core business is a line (currently 7 products) of hand-held computers that utilize our proprietary data compression technology to provide a library of information in a pocket-size box. Most of the products contain travel information, customized to specific markets, and so the flagship products have carried variations of the trademark "Road Whiz". Within the chip that powers a Road WhizTM can be found information regarding over 100,000 services and amenities along the U.S. Interstate Highway System and directions on how to reach the service or amenity of choice. Some versions of the Road Whiztm also contain information about services and attractions within the cities linked by the Interstate Highway System, and some versions include U.S. highways as well as Interstates. The products also provide distances between major U. S. cities, with over 100,000 pre-calculated routes. The service information provided by a Road Whiztm product includes directions and mileage to gas stations, hotels, motels, hospitals, and 24-hour restaurants, as well as highway patrol emergency numbers. We sell our handheld products through independent sales representatives, mass merchandise retailers, catalog companies, department stores, office supply stores, direct mail promotions, luggage stores and selected television shopping channels.

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

     Among the other hand-held products we currently offer are the following:

     Road WhizTM Plus provides complete routing information for over 90 cities, giving driving distances, driving time and detailed directions. A similar product made by Ultradata is sold by one of our major distributors under the name Auto PilotTM. Our products are designed to be marketed by mass merchandise retailers.

     The Road WhizTM RV Special adds to the standard Road WhizTM features useful for an RV owner, such as the location of dump stations and the availability of parking for recreational vehicles at restaurants, and is sold through RV magazines and Camping World stores. It contains over 60,000 services and stored routes between 250 cities.

     AAA TripWizardTM is the product of a joint effort between Ultradata and the American Automobile Association (AAA). During 1998, we entered into an agreement with AAA to develop an expanded database to include AAA's diamond-rated restaurants and lodging facilities, AAA-approved auto repair, camp grounds and attractions, as well as the AAA ratings, where available, for the facilities in our proprietary Interstate database. This expanded database has been incorporated into a hand-held travel computer called the TripWizardTM. TripWizardTM is being marketed to AAA's affiliates, consisting of 93 clubs, 1,100 offices and over 41 million members in the United States, as well as through other channels, including QVC.

     Our Marketing Strategy

     After our initial public offering of securities in 1995, we were able to commence widespread marketing of the handheld products. We priced them to the upper range gift market ($49 to $129) and focused our marketing efforts on direct sales through television and print ads, as well as through a sales representative network. That strategy was successful in expanding our sales for three years, while the products were new to the market. The expansion of sales, however, did not bring with it a proportionate expansion of profits. Too many of our marketing techniques were only marginally profitable, and as our products lost some of their newness, marketing techniques such as direct mailing produced diminishing returns. For that reason, beginning late in 1998 we revised our marketing strategy. Products without the voice feature now generally retail for $19.95 to $29.95. At this price point, we expected to gain sufficient volume to achieve economies of scale with new low-cost manufacturing methods, permitting us to operate profitably at a lower level of annual sales. We have been successful in reducing the cost of marketing as well as other operating costs. In addition, we successfully increased the volume of sales in 2003 and reached profitability. In 2004, we will strive to broaden the markets for our products and further increase our sales volume as a consequence. We will have the entire year for Talking Road WhizTM sales as compared with only the last four months of 2003.

     Distribution through mass merchandise channels accounted for over 75% of our revenue in 2003. We expect that a small group of mass-market channels will continue to dominate the market for our handheld computer products. The following table identifies the most significant customers on the basis of sales in the past two years as well as other mass-market retailers that carry our products. In 2002, sales emphasis shifted from mass-market retailers to other channels of mass distribution that require far less marketing costs. This approach continued throughout 2003.

Channel of Distribution


			   2003 Sales   % of Sales   2002 Sales  % of Sales
			   -------------------------------------------------
Media Solutions Services   $ 1,608,052     56.2%     $   634,339     36.4%
QVC                        $   481,619     16.8%     $   177,552     10.2%
AAA Clubs                  $   118,657      4.1%     $    35,442      2.0%
Target                     $    63,508      2.2%     $         -        -%

     Central to the marketing strategy is our effort to develop a variety of distribution paths, so as to maximize our penetration of the potential market for our products. To date, in addition to our sales to retailers, the following types of distribution have been put in place:

     * Private Branding. The leading example of the private label marketing strategy was the introduction in 1998 of the AAA
       TripWizardTM as a joint venture with the American Automobile
       Association.

     * Direct Response Marketing. Our largest customer during 2003 was Media Solutions Services. This distributor specializes in multi-media direct-response marketing and has resources and expertise that can achieve high sales effectiveness at relatively low promotional cost. We have received first-quarter 2004 orders from Media Solutions Services amounting to $1,939,406 and expect significant additional sales from this customer in 2004.

     The objective of this marketing strategy is an increase in sales revenue with a significant reduction in selling and administrative expense, as the costs associated with direct retail marketing are reduced. With expected product success, the lean, efficient operation we now have in place should enable a return to profitability. If the fourth quarter results of 2003 and backlog for 2004 are any indication of future results, we can reasonably expect to achieve profits during each quarter of 2004, and will be aggressively marketing our products with that objective in mind. We expect 2004 sales and earnings will exceed those of 2003.

     Manufacturing

     We do not manufacture any of our products. We retain assemblers to manufacture the products. At present, there is one manufacturer to whom we contracted all of our assembly work in 2003. Each year, the manufacturer quotes prices to us based upon estimated annual quantities. Exact pricing is usually good for 90 days. Significant changes in chip prices result in similar changes from our manufacturer. Then we place individual purchase orders for production. Our arrangements with this manufacturer - up to the point of a purchase order - are terminable at will by either party. If the manufacturer becomes unavailable to us, alternate sources would be readily available. Nevertheless, the sudden loss of our manufacturer or unanticipated interruptions or delays from our present manufacturer would likely result in a temporary interruption to our planned operations.

     Backlog

     As of March 7, 2004 our total backlog was $973,865 as compared to $96,266 on March 7, 2003.

     Patents

     We own four patents - two that are utilized in our present Road WhizTM products. They provide us a technological advantage which, to date, has prevented any similar product from appearing. One patent covers our method of compressing data relating to travel information. This compression technology permits our travel products to store more data on smaller and less expensive memory devices. The second patent covers the methodology that enables our travel devices to account for changes that occur when the traveler crosses a state border. We have another patent involving electronic coupons while traveling that we believe would be valuable for future use in up-scale travel information products.

     Database Research

     A broad and accurate database is essential to the success of our products. For this reason, we have developed a systematic approach to updating our ROAD WHIZTM database. A significant part of the ROAD WHIZTM
database is gathered and verified by "Road Helpers."   Road Helpers are
generally retirees and others that travel extensively and report to us regarding the facilities they encounter. The data provided by the Road Helpers is, in turn, reviewed and augmented at our corporate headquarters along with use of publicly available information from chains and states on businesses and facilities.

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

GPS Products

     Travel*Star 24TM GPS Auto Navigational System

     We have developed a low cost, portable navigation unit for the automotive after-market, which we will market as the "Travel*Star 24TM." The Travel*Star 24TM utilizes the Talon GPS receiver and antenna to pinpoint the longitude and latitude of the moving vehicle. The unit is capable of calculating a route, displaying visual directions and distance as well as providing audible turn-by-turn prompts and warnings when the driver strays from the route. The Travel*Star 24TM also includes an expanded version of the proprietary and unique Road WhizTM database, providing the driver directions to over 200,000 services across the U.S.A. As the driver travels, the GPS signals are referenced to the service database, so that the driver can instantly find businesses, hotels, service stations, rest stops, restaurants, hospitals, tourist attractions, airports, etc. in more than 250 metropolitan areas, as well as directions to over 12,000 smaller cities and towns.

     While there are a wealth of potential users for a GPS-based navigation system, we intend to target the Travel*Star 24TM to the 12-volt automotive after-market, which currently consists of over 150 million vehicles and grows by 15 million vehicles annually.

     Currently, millions of GPS-based navigation systems are sold annually. These include installed original equipment, which are generally priced in the $2,000 range; low-end hand-held units of very limited capability (generally approximately $200); and middle market units priced in the $400 to $1000 range. Examples across this middle range can be found in the lines of Magellan, Garmin and Lowrance. Travel*Star 24TM will compete in this range, as we expect it to have an initial retail price under $300.

     The Travel*Star 24TM can easily fit into a briefcase or purse; so it is portable to any rental vehicle. Testing has been ongoing and has uncovered several software issues, some of which have been resolved. Additional development and testing is required. Market introduction will occur when the product has been adequately tested and has passed the requisite test.

     Travel*Star 24TM has taken much longer to complete than originally planned because the tasks and approach were much more difficult than anticipated. Nonetheless, Management feels that the result is a product that outstrips the competition in performance for the price. This assessment is derived from discussions with contacts in the retail markets at trade shows and elsewhere. We are, therefore, anticipating a positive reception when the product finally reaches the market.

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

     We plan to modify the Travel*Star 24TM to incorporate a cellular transceiver into the existing housing. Information in the vehicle would originate in and be displayed on the Travel*Star 24TM, which has a four-line text display and a menu-driven "soft key" user interface. The Travel*Star 24TM also has a built-in GPS receiver, and can generate the necessary geo-coordinates to identify the vehicle's location. The vehicle's identity, its geo-coordinates, and any outgoing messages would be passed to the cellular transceiver for broadcast to the local phone cell, then transferred via the Internet to the "Home Base" PC.

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

Research and Development

     Ultradata performs ongoing research and development, seeking to improve existing products and to develop new products. These activities are primarily conducted at our corporate headquarters, although we periodically engage outside computer system design consultants to expedite the completion of the development and test stages. The success of the Talking Road WhizTM came directly from our R&D efforts, and we plan to carry the product line to the next level of voice recognition. This feature promises to further simplify product use and attract a wider market by requiring less of the user to access valuable information.

     In 2003, the Company incurred $63,156 in research and development costs compared to $251,609 in 2002. Research activities for 2003 were primarily focused on continued development of Travel*Star 24TM and the Talking Road WhizTM products.

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


Item 2. PROPERTIES

     Our headquarters, principal administrative offices, and research and development facilities are located in approximately 5,000 square feet of leased office space in an industrial building located at 1240 Dielman Industrial Court, St. Louis, Missouri. The Company reduced the space occupied when its previous lease expired on October 31, 2001 from 12,500 square feet to the 5,000 square feet identified above. The Company pays a monthly rent plus 31% of all building expenses under a new lease that expires October 31, 2005. The Company maintains no manufacturing operations on site and employs outside contractors to perform all of its manufacturing requirements.

     Aggregate rental expense totaled $47,299 for 2003, compared to $58,829 in 2002. The Company believes that its facilities are adequate for the Company's present and foreseeable requirements.


Item 3. LEGAL PROCEEDINGS

     During the 4th Quarter of 2002 the Company's action against SmartTime (now known as E-tegral) resulted in a judgment awarding $861,000 to the Company. Efforts to collect the judgment are underway, but it is unknown to what extent, if any, we will be successful in collecting the judgment.

     During 2003, the Company settled an arbitration action it had commenced against BDO Seidman, LLP. The Company received $127,000 in the settlement.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.



PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information

     The following table sets forth the prices for the Company's Common Stock (OTC Bulletin Board: ULTR) for the eight quarters starting January 1, 2002 and ending December 31, 2003. Since August 29, 2001 the Common Stock has been quoted on the OTC Bulletin Board.



				   Bid
			    -----------------
Quarter Ending              High          Low

March 31, 2002              0.24         0.20
June 30, 2002               0.20         0.11
September 30, 2002          0.15         0.08
December 31, 2002           0.27         0.20


March 31, 2003              0.30         0.13
June 30, 2003               0.16         0.05
September 30, 2003          0.16         0.10
December 31, 2003           0.17         0.12

(b)  Shareholders

     At March 7, 2003, there were 128 registered stockholders of record of the Company's Common Stock. Based upon information from nominee holders, the Company believes the number of owners of its Common Stock exceeds 3,000.

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

(d)  Sale of Unregistered Securities

     The Company did not sell any securities during the 4th quarter of 2003 that were not registered under the Securities Act. Sales of unregistered securities earlier in the year were reported in the Company's Quarterly Reports on Form 10-QSB.

(e)  Repurchase of Equity Securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2003.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Overview

     One factor has been dominant in causing our poor financial results over the past several years: our inability to sustain the high level of sales of the hand-held products at upscale retail prices that we realized in 1996 and 1997. With lower prices, our margins shrank, and, combined with expenses related to new-product development and marketing, losses resulted.

     The downward sales trend has been reversed in 2003 due to the successful introduction of the Talking Road WhizTM in the third quarter of 2003. The success of this new product enabled the Company to overcome losses in the first three quarters of the year with a superb fourth quarter and be profitable for the year. Because of our present lean operation, profitability can take place at a lower level of sales than in previous years.

     In 2001 and 2002 sales in the poor economy became difficult. Our major customer in 2000 had excess inventory that was not eliminated until the end of 2001. Other customers were nervous about the holiday seasons and acquired less product inventory than they would have otherwise. The failure to achieve another successful product line besides the Road Whiz line also constrained sales. Specifically, the delay of Travel*Star 24TM has been a serious issue for the Company, as the development effort places demands on our financial and managerial resources while not producing revenues. Completion of the Talking Road WhizTM product enabled sales to be elevated in 2003 over 2002 levels. We believe the Talking Road WhizTM is rejuvenating the niche market we are in of handheld travel computers and is leading the Company back to positive operating earnings, given our reduction in overhead and other costs.

     Results of Operations

     Sales. Sales for 2003 increased 64.4% to $2,863,258 from $1,741,557 in 2002 due to the success of the Talking Road WhizTM in the latter four months of 2003. Our plan is to continue to pursue mass-market outlets for both our traditional products as well as new products and to grow sales in this fashion. In addition, we have engaged the services of new representative organizations in an effort to reach new retail sales channels with which they have significant contacts. Our present sales came primarily from non-retail-store business such as TV ads, shopping catalogs, magazine ads, and credit-card inserts, leaving retail channels open for exploitation.

     Gross Profit. Because of the increase in sales of new products, our gross profit in 2003 was $1,376,716, or 48.1% of sales, compared to a negative margin in 2002 of ($146,212), or (8.4%) of sales, in 2002. Margin was negative in 2002 due to the lower volume of sales as well as an inventory write-down in that year.

     Selling Expenses. During 2003, we incurred $253,564, or 8.9% of sales, in advertising, promotion, and marketing program expenses, as compared to $219,259, or 12.6% of sales, in 2002. The reduced percentage is primarily due to the increased sales base. Our 2004 plan expects similar selling costs on the order of 10% with the advent of retail channels and the costs associated with reaching that increased base.

     Research and Development Expenses. Our research and development expenses in 2003 were $63,156, reduced from $251,609 in 2002, a decrease of $188,453, or 74.9%. The primary reasons for the reduction was lack of capital resources in 2003 and completion of the development of the Talking Road WhizTM in early 2003. We will continue to perform research and development in our own niche market, leading to improved products. R&D work in 2004 will be oriented around improved features of the Talking unit, including voice recognition.

     General and Administrative Expenses. Our G&A expenses were $876,528 in 2003 as compared to $1,159,158 in 2002, representing a reduction of $282,630, or 24.4%. This reduction reflects the continued effort in cost cutting that began in late 2001. We do not believe that the expected increase in sales in 2004 will require a significant increase in G&A expense.

     Other Expense. During 2003, other expense was ($73,773) compared to ($261,495) in 2002, a decrease of $187,772, or 71.8%. Although interest expense was increased due to short-term loans added to debt servicing, the settlement of our dispute with BDO Seidman, offset by a loss on the early payment of notes from our sale of Talon in 2000, resulted in an overall significant reduction in this category. For 2004, we would expect these expenses to be low, since we have retired our convertible debt with the healthy fourth-quarter cash flow from increased sales, as discussed more fully under "Liquidity and Capital Resources" below.

     Net Income. As a result of the foregoing, net income for 2003 was $109,695 as compared to a net loss of ($2,037,733) for 2002. Net income available to common stockholders for 2003 was $104,505, or $0.02 per basic and diluted share, when $5,190 of preferred stock dividends are taken into account, compared with ($2,041,333), or ($0.59) per basic and diluted share in 2002, including $3,600 of preferred dividends.

     Liquidity and Capital Resources

     Fourth-quarter 2003 cash from sales of our Talking Road WhizTM allowed the Company to pay off in the 4th quarter the notes the Company sold earlier in the year. Cash from 4th quarter sales also permitted the Company to retire its convertible debt in early January 2004.

     The Company had an insignificant change in its cash position during the year. Cash used in operations and a net deficit in cash from financing activities was nearly offset by cash provided by investing activities, specifically the Company's agreement to accept a discounted payment in cancellation of the notes it had received on sale of its interest in Talon in 2001. The Company ended the year with a small amount of cash on hand, as it made a significant payment to convertible debt-holders in late December 2003. However, a large receivable was paid in early January 2004, providing cash for 1st quarter operations. Management expects that funds from the first-quarter 2004 backlog will be sufficient to support operations for the balance of 2004 and that other sales expected during the year will add to those resources.

     Because the Company has reduced its costs of doing business and has excellent prospects for increased sales in 2004, Management expects to continue the trend begun with the return to profitability in 2003 and the backlog thus far in 2004.

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


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     See Current Report on Form 8-K dated October 21, 2003 regarding dismissal of Weinberg & Co., P.A. and retention of Webb & Company, P.A.
Item 8A.  Controls and Procedures

     Monte Ross, our Chief Executive Officer, and Ernest Clarke, our Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of December 31, 2003. Based on their evaluation, they concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to them by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

     There have been no significant changes in the Companys internal controls or in other factors that could significantly affect those controls subsequent to the date on which Messrs. Ross and Clarke performed their evaluation.


PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists certain information regarding the officers and directors of the Company as of March 10, 2003:

NAME                      AGE            POSITION
---------------------------------------------------------------------------
Monte Ross                 71            Chief Executive Officer, Director
Ernest Clarke              64            President & Chief Financial Officer,
					  Director
Mark L. Peterson           47            Vice President-Engineering,
					  Secretary, Director
Duane Crofts               66            Vice President-Sales &
					  Advanced Products
Donald Rattner             70            Director
H. Krollfeifer, Jr.        63            Director
Matthew Klapman            34            Director

     Directors hold office until the election and qualification of their successors at a meeting of the Company's stockholders. Officers hold office, subject to removal at any time by the Board, until their successors are appointed and qualified.
     Background of Directors and Executive Officers:

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


AUDIT COMMITTEE

     The Board of Directors has appointed an Audit Committee of the Board. The present members of the Audit Committee are Donald Rattner and H. Krollfeifer, Jr. The Board of Directors has determined that Donald Rattner is qualified to serve as an "audit committee financial expert", as defined in the Regulations of the Securities and Exchange Commission. Mr. Rattner is an "independent director", as defined in the Regulations of the Securities and Exchange Commission.

CODE OF ETHICS

     The Company has adopted a "Code of Business Ethics for Ultradata Systems, Inc." The Code is applicable to all employees of the Company, including its principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. The Company will provide a copy of the Code of Ethics, without charge, to any person who submits a request in writing to the President of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     None of the directors, officers, or beneficial owners of more than 10% of Ultradata's common stock failed to file on a timely basis reports required during 2003 by Section 16(a) of the Exchange Act.


Item 10. EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by, or paid by Ultradata to executives for services rendered in all capacities to Ultradata during each of the last three fiscal years. There was no other executive officer whose total salary and bonus for the fiscal year ended December 31, 2003 exceeded $100,000.



				 Annual                  Long-term
			      Compensation              Compensation
Name & Position             Year       Salary     Bonus   Other (1)  Options
------------------------------------------------------------------------------
Monte Ross,                 2003    $ 146,789    $    -  $     -
 Chief Executive Officer    2002    $ 152,938    $    -  $     - (2)
			    2001    $ 156,278    $    -  $ 6,000
Ernest Clarke               2003    $ 103,238    $    -  $     -
 President                  2002    $ 103,783 (3)
			    2001    $ 107,691


(1) Included premium payments for a life insurance policy on Mr. Ross, with his estate as beneficiary, discontinued in 2001.
(2) During 2002 the Board's Stock Option Committee awarded Mr. Ross options to purchase 80,500 shares of Common Stock at an exercise price of $.07.
(3) During 2002 the Board's Stock Option Committee awarded Mr. Clarke options to purchase 38,500 shares of Common Stock at an exercise price of $.07.

Employment Agreements

     Messrs. Ross, Peterson, and Clarke have individual employment agreements with Ultradata beginning September 1, 1994. Except as noted herein, the terms of the employment agreements are substantially identical. The agreements were extended in 1997 by action of the Board of Directors to October 31, 2000, again in 2000 to October 31, 2003, and again in 2003 to October 1, 2005. The agreements provide for base salaries, which are adjusted annually by the Board of Directors. If the majority of the Board cannot agree as to a level of salary adjustment, the salary will increase by 10% for Mr. Clarke and Mr. Peterson and 5% for Mr. Ross. The employment agreements restrict each officer from competing with Ultradata for one year after the termination of his employment unless that employee establishes that his employment by a competitor will not involve the use of any information considered confidential by Ultradata.

Stock Option Awards

     No executive officer was granted or exercised any options during 2003.

     The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer and Chief Financial Officer during the year ended December 31, 2003 and those options held by each of them on December 31, 2003.

				Option Grants in the Last Fiscal Year

				Percent
				of total
		Number of       options
		securities      granted to
		underlying      employees       Exercise
		option          in fiscal       Price           Expiration
Name            granted         year            ($/share)       Date
---------------------------------------------------------------------------
M. Ross           0              N.A.           N.A.            N.A.
E. Clarke         0              N.A.           N.A.            N.A.


				 Aggregated Fiscal Year-End Option Values

		  Number of securities          Value of unexercised
		  underlying unexercised        in-the-money options
		  options at fiscal             at fiscal
		  year end (#)                  year-end ($)
Name              (All exercisable)             (All exercisable)
---------------------------------------------------------------------------
M. Ross             80,500                          $8,050
E. Clarke           38,500                          $3,850



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

     There are 6,057,746 shares of our common stock outstanding at March 7, 2004. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include:

     * shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days, and

We do not, however, include these "issuable" shares in the outstanding shares when we compute the percent ownership of any other person.

Name and                   Amount and
Address of                 Nature of               Percentage
Beneficial                 Beneficial              of Outstanding
Owner (1)                  Ownership               Shares (12)
---------------------------------------------------------------------------
Monte Ross                 444,500(2)                7.4%
Ernest Clarke              219,352(3)                3.6%
Mark Peterson              203,964(4)                3.3%
Donald Rattner              66,000(5)                1.1%
H. Krollfeifer, Jr.         32,000(6)                0.7%
Matthew Klapman             12,500                   0.2%

All officers and
directors as a
group (7 persons)        1,069,726(7)               16.9%

Harley Brixey            1,385,000(8)               22.9%
3 Friendship Court
Troy, MO 63379

(1) Unless otherwise indicated, the address of each of these shareholders is c/o Ultradata Systems, Incorporated, 1240 Dielman Industrial Court, St. Louis, Missouri 63132
(2) Includes 100,000 shares owned by the Harriet Ross Revocable Trust, and 214,000 shares owned by the Monte Ross Revocable Trust. Also includes options to purchase 80,500 shares.
(3) All shares are owned jointly with Mr. Clarke's spouse. Also includes options for 38,500 shares.
(4) Includes options for 62,000 shares.
(5) Includes options for 29,000 shares.
(6) Includes 24,000 shares owned by D&H Enterprises, Inc., of which Mr. Krollfeifer is a principal. Also includes options for 4,000 shares.
(7) Includes options for 269,171 shares.
(8) As reflected on a Form 144 filed on January 2, 2004.

Stock Option Plans

    The information set forth in the table below regarding equity compensation plans (which includes individual compensation arrangements) was determined as of December 31, 2003.

Equity Compensation Plan Information

								  Number
								  of
								  securities
			     Number of           Weighted         remaining
			     securities to be    average          available
			     issued upon         exercise price   for future
			     exercise of         of outstanding   issuance
			     outstanding         options,         under equity
			     options, warrants   warrants         compensation
			     and rights          and rights       plan
-------------------------------------------------------------------------------
Equity compensation plans
 approved by security
 holders                       405,477              $.18                0

Equity compensation plans
 not approved by security
 holders                        22,186*             $.07                -
			       -------------------------------------------

		Total          427,663              $.17                0
			       ===========================================


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

     None


Item 13. EXHIBITS, LIST, AND REPORTS

(a)     Financial Statements

	List of Financial Statements Under Item 7 of this Report:

	 Independent Auditors' Report

	 Balance Sheet as of December 31, 2003.

	 Statements of Operations for each year in the two-year period ended
	  December 31, 2003.

	 Statements of Stockholders' Equity for each year in the two-year period ended December 31, 2003.

	 Statements of Cash Flows for each year in the two-year period ended
	  December 31, 2003.

	 Notes to Financial Statements for each year in the two-year period ended December 31, 2003.

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

10-b.   1994 Stock Option Plan.(1)

10-c Amended and Restated 1996 Stock Option Plan filed as an Exhibit to the Company's Registration Statement on Form S-8 (333-32098) and incorporated herein by reference.

10-d.   Employment Agreement with Monte Ross.(1)

10-d(1) Extended Employment Agreement between the Company and Monte Ross (2)

10-e.   Employment Agreement with Mark L. Peterson.(1)

10-e(1) Extended Employment Agreement between the Company and Mark L.
	Peterson.(2)

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

21.     Subsidiaries - None.

31.     Rule 13a-14(a) Certification

32.     Rule 13a-14(b) Certification

--------------------------------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (33-85218 C) and incorporated herein by reference.

(2) Previously filed as an Exhibit to Form 10-KSB for the year ended December 31, 1997, and incorporated herein by reference.

Reports on Form 8-K:

	Report dated October 21, 2003 regarding a change in independent accountants.

Item 14. Principal Accountant Fees and Services

	Audit Fees

	Webb & Company, P.A. billed $8,900.00 to the Company for professional services rendered for the audit of our 2003 financial statements and review of the financial statements included in our 3rd quarter 10-QSB.

	Audit-Related Fees

	Webb & Company, P.A. billed $0.00 to the Company in 2003 for assurance and related services that are reasonably related to the performance of the 2003 audit or review of the quarterly financial statements.

	Tax Fees

	Webb & Company, P.A. billed $0.00 to the Company in 2003 for professional services rendered for tax compliance, tax advice and tax planning.

	All Other Fees

	Webb & Company, P.A. billed $0.00 to the Company in 2003 for services not described above.

	 It is the policy of the Company's Audit Committee that all services other than audit, review or attest services, must be pre-approved by the Audit Committee. All of the services described above were approved by the Audit Committee.


INDEPENDENT AUDITORS' REPORT


To the Audit Committee of:
Ultradata Systems, Inc.


We have audited the accompanying balance sheet of Ultradata Systems, Inc. as of December 31, 2003, and the related statements of operations, changes in stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Ultradata Systems, Inc. as of December 31, 2002 were audited by other auditors whose report dated February 7, 2003 included a paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Ultradata Systems, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



WEBB & COMPANY, P.A.



Boynton Beach, Florida
February 20, 2004




INDEPENDENT AUDITORS' REPORT




To the Board of Directors of
Ultradata Systems, Inc.

	 We have audited the accompanying statements of operation, changes in stockholders' equity (deficiency) and cash flows of Ultradata
Systems, Inc. (the "Company") for the year ended December 31, 2002.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

	 We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the results of operations and cash flows of Ultradata Systems, Inc. for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



WEINBERG & COMPANY, P.A.

Boca Raton, Florida
February 7, 2003






		     ULTRADATA SYSTEMS, INCORPORATED
			      BALANCE SHEET
			    DECEMBER 31, 2003


     ASSETS

CURRENT ASSETS
 Cash                                 $     2,926
 Trade accounts receivable, net
  of allowance for doubtful accounts
  of $14,703                              627,490
 Inventories, net                          55,594
 Prepaid expenses                           5,166
					 --------
 Total Current Assets                     691,176
					 --------

PROPERTY AND EQUIPMENT - NET               25,958

OTHER ASSETS                                5,444
					 --------
 TOTAL ASSETS                         $   722,578
					 ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
 Accounts payable                     $   460,701
 Accrued liabilities                       90,792
 Notes payable - current                  173,802
					 --------
 TOTAL CURRENT LIABILITIES                725,295

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $0.01 par value,
  4,996,680 shares authorized,
  none issued and outstanding                   -
 Series A convertible preferred stock,
  3,320 shares authorized, none issued
  and outstanding with a stated value
  of $1,000                                     -
 Common stock, $0.01 par value,
  10,000,000 shares authorized,
  5,783,840 issued and outstanding         57,838
 Additional paid-in capital             8,916,685
 Accumulated deficit                   (8,977,240)
					---------
 TOTAL STOCKHOLDERS' DEFICIENCY            (2,717)
					---------
 TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIENCY                          $   722,578
					=========



See accompanying notes to financial statements.



		       ULTRADATA SYSTEMS, INCORPORATED
			   STATEMENTS OF OPERATIONS
		      AS OF DECEMBER 31, 2003 AND 2002



					      2003              2002
					   ----------        -----------

NET SALES                                 $ 2,863,258        $ 1,741,557

COST OF SALES                               1,486,542          1,887,769
					    ---------          ---------
GROSS PROFIT (LOSS)                         1,376,716           (146,212)

OPERATING EXPENSES
 Selling                                      253,564            219,259
 General and administrative                   876,528          1,159,158
 Research and development                      63,156            251,609
					    ---------          ---------
 Total Operating Expenses                   1,193,248          1,630,026
					    ---------          ---------

OPERATING INCOME (LOSS)                       183,468         (1,776,238)
					    ---------          ---------
OTHER INCOME (EXPENSE)
 Interest and dividend income                   6,402             30,698
 Interest expense                            (155,801)           (76,216)
 Loss on early retirement of note receivable  (57,813)                 -
 Settlement of legal dispute                  127,000                  -
 Impairment of development tools                    -           (198,764)
 Loss on disposal of fixed assets                   -            (17,440)
 Other, net                                     6,439                227
					    ---------          ---------
 Total Other Income (Expense)                 (73,773)          (261,495)
					    ---------          ---------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE       109,695         (2,037,733)
 Income tax expense                                 -                  -
					    ---------         ----------
NET INCOME (LOSS)                         $   109,695        $(2,037,733)
					    ---------         ----------

INCOME (LOSS) PER SHARE
 Net income (loss)                        $   109,695        $(2,037,733)
 Preferred stock dividends                     (5,190)            (3,600)
					    ---------         ----------
NET INCOME (LOSS) AVAILABLE TO COMMON     $   104,505        $(2,041,333)
 SHAREHOLDERS                               =========         ==========
Income (loss) per share -
 basic and diluted                        $      0.02        $     (0.59)
					    =========         ==========

Weighted average shares outstanding -
 basic and diluted                          4,872,026          3,444,312
					    =========         ==========






See accompanying notes to financial statements.






		       ULTRADATA SYSTEMS, INCORPORATED
		   STATEMENTS OF STOCKHOLDERS' DEFICIENCY
	      FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                                       Note
								       Receivable                                   Total
		     Preferred Stock     Common Stock      Additional  for          Tresury Stock                   Stockholders'
		     ---------------   ----------------    paid-in     Common      ----------------   Accumulated   Equity
		     Shares   Amount   Shares    Amount    capital     Stock       Shares   Amount    Deficit       (Deficiency)
--------------------------------------------------------------------------------------------------------------------------------
Balance at
 December 31, 2001     16    $ 16,000  3,698,350 $ 36,983  $9,573,281  (186,668)   326,171 $(942,311) $(7,049,202)  $ 1,448,083

Conversion of
 notes payable
 to common stock                         515,106    5,151      57,809                                                    62,960

Issuance of common
 stock to directors
 for serv. perf.                          11,000      110         660                                                       770

Payments on notes
 receivable to
 purchase common
 stock                                                                   84,299                                          84,299

Net loss, 2002                                                                                         (2,037,733)   (2,037,733)
		      ---------------------------------------------------------------------------------------------------------
Balance at
December 31, 2002      16      16,000  4,224,456   42,244   9,631,750  (102,369)   326,171  (942,311)  (9,086,935)     (441,621)

Conversion of
 preferred stock
 to note payable      (16)    (16,000)                         (8,790)                                                  (24,790)

Conversion of
 notes payable
 to common stock                       1,372,555   13,726     141,494                                                   155,220

Issuance of
 common stock to
 non-employee for
 services performed                       30,000      300       4,200                                                     4,500

Exercise of
 employee stock
 options                                   3,000       30         180                                                       210

Stock issued as
 part of short-term
 loan offering                           480,000    4,800      86,900                                                    91,700

Payments on notes
 receivable to
 purchase common
 stock                                                                  102,369                                         102,369


Retirement of
 treasure shares                        (326,171)  (3,262)   (939,049)             (326,171) 942,311                          -

Net income, 2003                                                                                          109,695       109,695
		      ---------------------------------------------------------------------------------------------------------
Balance at
 December 31, 2003      -           -  5,783,840   57,838   8,916,685         -           -        -   (8,977,240)       (2,717)

		      =========================================================================================================
















See accompanying notes to financial statements.





		       ULTRADATA SYSTEMS, INCORPORATED
			  STATEMENTS OF CASH FLOWS
	       FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002




						   2003             2002
						---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                             $   109,695      $(2,037,733)
 Adjustments to reconcile net income
  (loss) to net cash used in operating
  activities:
  Depreciation and amortization                     32,308          157,256
  Write-down of inventory                           17,673          813,094
  Stock issued for services                          4,500              770
  Loss on early settlement of notes receivable      57,813                -
  Loss on disposal of property and equipment             -           17,440
  Provision for doubtful accounts                     (693)         (64,086)
  Loss on asset impairment                               -          198,764
  Non-cash accrued interest receivable             (12,397)         (22,539)

 Changes in assets and liabilities:
  Trade accounts receivable, net                  (485,198)         298,916
  Inventories                                       29,219          430,912
  Prepaid expenses and other assets                   (604)           7,087
  Accounts payable                                 182,872          181,695
  Accrued liabilities                              (98,032)         (83,321)
						 ---------        ---------
  Net Cash Used In Operating Activities           (162,844)        (101,745)
						 ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from early settlement of notes
   receivable                                      202,517                -
  Capital expenditures                             (12,834)          (5,622)
						 ---------        ---------
  Net Cash (Used In) Provided By Investing
   Activities                                      189,683           (5,622)
						 ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable                       (338,844)        (103,772)
  Dividends paid to preferred stockholders          (8,790)               -
  Proceeds from notes payable                       91,600                -
  Proceeds from sale of common stock                91,910                -
  Payments received on subscriptions, net          102,369           84,299
						 ---------        ---------
  Net Cash Used In Financing Activities            (61,755)         (19,473)
						 ---------        ---------

NET DECREASE IN CASH                               (34,916)        (126,840)

CASH - BEGINNING OF YEAR                            37,842          164,682
						 ---------        ---------
CASH - END OF YEAR                             $     2,926      $    37,842
						 =========        =========




SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION

 Interest paid during the year                 $    48,204      $   74,290
						 =========        ========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

 During 2003, a portion of the notes payable in the amount of $155,220 was converted to 1,312,535 shares of common stock.

 During 2003, the Company retired 326,171 shares of Treasury Stock with a cost of $942,311.

 During 2002, a portion of the notes payable in the amount of $62,960 was converted to 515,106 shares of common stock.



See accompanying notes to financial statements.





		       ULTRADATA SYSTEMS, INCORPORATED
			NOTES TO FINANCIAL STATEMENTS
		       AS OF DECEMBER 31, 2003 AND 2002



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

(C) Cash

Cash includes deposits at financial institutions.

(D) Revenue Recognition

Net sales are recognized when products are shipped. The Company has established programs, which, under specified conditions, enable customers to return product. The Company establishes liabilities for estimated returns at time of shipment. In addition, accruals for customer discounts and rebates are recorded when revenues are recognized.

(E) Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts.

(F) Property and Equipment

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

(G) Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company reviews long-lived assets to determine that carrying values are not impaired. During 2002, the Company recognized an impairment on capitalized software costs (See Notes 3 and 13).

(H) Advertising

The Company expenses the production costs of advertising the first time advertising takes place, except for direct response advertising, which is capitalized and amortized over its expected period of future benefits. Advertising expense totaled $60,950 and $109,189 for the years ended December 31, 2003 and 2002, respectively.

(I) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

(J) Fair Value of Financial Instruments

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

(K) Research and Development Costs

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

(M) Income Taxes

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

(N) Income (Loss) Per Share

Basic and diluted income (loss) per share is calculated by dividing net income (loss) for the period (plus preferred stock dividends) by the weighted average number of shares of common stock outstanding during the period. The assumed exercise of stock options and warrants is only included in the calculation of diluted earnings per share, if dilutive.

(O) Stock-Based Compensation

In accordance with Statement of Financial Accounting Standards No. 123 (SFAS No. 123), the Company has elected to account for stock options issued to employees under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpretations. The Company accounts for stock options issued to consultants and for other services in accordance with SFAS No. 123.

(P) New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (FIN 46)", and, in December 2003, issued a revision to FIN 46. FIN 46 is an effort to expand upon and strengthen existing accounting guidance as to when a company should consolidate the financial results of another entity. Interpretation 46 requires "variable interest entities" as defined to be consolidated by a company if that company is subject to a majority of expected losses of the entity or is entitled to receive a majority of expected residual returns of the entity, or both. The company that is required to consolidate a variable interest entity is referred to as the entity's primary beneficiary. The interpretation also requires certain disclosures about variable interest entities that a company is not required to consolidate, but in which it has significant variable interest.

The consolidation and disclosure requirements apply immediately to variable interest entities created after January 31, 2003. For all variable interest entities created prior to February 1, 2003, FIN 46 is effective for periods ending after March 15, 2004, except for entities that are considered Special Purpose Entities, to which the provisions apply as of December 31, 2003. The adoption of this pronouncement will not have any effect on the Company.

(Q) Business Segments

The Company applies Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company operates in one segment and therefore segment information is not presented.



NOTE 2  INVENTORIES

Inventories (net) at December 31, 2003 consist of the following:

		  Raw materials     $   3,738
		  Work in process           -
		  Finished goods       51,856
				      -------
				    $  55,594
				      =======
At December 31, 2003, the Company has reserved $816,150 for obsolete inventory.


NOTE 3  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 consist of the following:

		  Research and development equipment   $  39,997
		  Tooling and test equipment              86,112
		  Office furniture and equipment         236,803
		  Sales displays                          52,101
		  Leasehold improvements                  29,989
							--------
							 445,002
		  Less accumulated depreciation and
		   amortization                         (419,044)
							--------
						       $  25,958
							========

Depreciation and amortization expense for the years ended December 31, 2003 and 2002 totaled $32,308 and $157,256, respectively.

During 2001, the Company began amortizing the capitalized costs of the Travel*Star24TM when shipments to customers commenced. Sales of the Travel*Star24TM were suspended later in the year when it was discovered that the units contained errors that required additional work to correct. The costs incurred to correct the errors are being expensed as incurred. The Company cannot thus far be certain all of these errors have been discovered and corrected without further testing, which is ongoing. Accordingly, the entire Travel*Star24TM inventory and related capitalized software costs were written off in 2002 (See Note 13).


NOTE 4  NOTES RECEIVABLE

As part of the sale of the investment in Talon, a $150,000 face value unsecured promissory note was received from each of two principals of Talon for aggregate notes receivable of $300,000. Since the notes do not bear interest for the first three years, the notes were discounted by 10% per year for three years to an aggregate net present value of $225,394. An aggregate of $22,539 of interest income was accrued on the notes during 2002. During years four and five, the notes bear 5% simple interest per year. The notes are payable on the earlier of (1) December 11, 2006, at which date $330,000 would be payable or (2) the date on which a signer sells 20% of his Talon interest or (3) the date on which Talon is acquired by or merged into another entity or (4) the date on which Talon sells equity to the public.

In July 2003 the Company offered the noteholders a premium for early payment in order to address the Company's severe shortage of cash from operations. Accordingly, the Company accepted payment in full of $202,517 for both notes, representing a loss of $57,813 on the present value of the notes.


NOTE 5  ACCRUED LIABILITIES

Accrued liabilities at December 31, 2003 consist of the following:


		  Accrued sales commissions and royalties   $  27,045
		  Accrued payroll and related expenses         13,016
		  Accrued vacation                             32,615
		  Accrued expenses                             15,681
		  Other accrued liabilities                     2,435
							      -------
							    $  90,792
							      =======

NOTE 6  NOTES PAYABLE

On August 13, 2001, the Company entered into an exchange agreement whereby 1,408 of the remaining Preferred Shares (all but 16 of the Preferred Shares) were exchanged for two identical (except for the holder) 11.25% senior secured convertible promissory notes whose principal amount equals the sum of (1) the stated value of the Preferred Shares ($1,408,000), (2) cumulative dividends since issuance ($199,320), and (3) a premium (deemed an additional dividend) equal to 10% of the stated value of the Preferred Shares ($140,800) for an aggregate amount of $1,748,120. Each of the two notes called for three monthly payments of $35,000 followed by monthly payments of $45,000 thereafter until the notes were satisfied. Under the payment terms, the Company made payments totaling $140,000 in September 2001, but suspended payments due to limited cash flow pending a resolution of the negotiations regarding the sale of its investment in Talon. The agreement also provided for a 10% interest accrual on any principal outstanding on June 1, 2002. The conversion cap of the Preferred Shares was also amended to limit the number of common shares into which the Preferred Shares could be converted during 2001 to 20% of the cumulative trading volume for the 66 trading days preceding conversion. In the same transaction, the exercise price of the warrants was reduced from $5.00 to $1.50 per share. The warrants have since expired.

On December 11, 2001, the Company amended its agreement with the note holders. The amendment provided that the Company would instruct the buyer of its investment in Talon to transfer the $930,000 proceeds directly to the note holders in order to reduce the Company's liability under the notes. The amendment also (1) reduced the aggregate monthly obligation under the notes from $90,000 to $15,000 per month,
(2) eliminated the 10% interest accrual that had been scheduled for June 1, 2002, (3) eliminated the Company's obligation to register with the SEC the shares underlying the notes, and (4) raised the conversion cap of the notes to 28% of the cumulative trading volume for the 66 trading days preceding conversion. Finally, the exercise price of the warrants held by the note holders was reduced from $1.50 to $.50 and have since expired. (See Note 15).

Notes payable at December 31, 2003 consist of the following:

   Notes payable in monthly installments of $15,000,
    including interest at 11.25%, secured by substantially
    all of the Company's assets                             $  173,802
   Less: current portion                                      (173,802)
							      --------
							    $        -
							      ========


Interest expense for the years ended December 31, 2003 and 2002 was $46,278 and $76,216, respectively.


NOTE 7  COMMITMENTS AND CONTINGENCIES

(A) Operating Lease

The Company renewed its operating lease whereby it reduced the size of its corporate facilities as of November 1, 2001. The lease is an operating lease, which expires October 31, 2005. The Company pays monthly rent of $3,779, plus 22% of all building expenses. Until
November 1, 2002, the Company also occupied adjoining warehouse space on a month-to-month basis at a rate of $1,275 per month.

Future minimum lease payments under the operating lease at December 31, 2003, consist of the following:

			      Year               Amount
			      --------------------------
			      2004              $ 45,348
			      2005              $ 37,790
						 -------
				Total           $ 83,138
						 =======

Rent expense totaled $47,299 and $58,829 for the years ended
December 31, 2003 and 2002, respectively.

(B) Royalty Agreements

On September 14, 1989, the Company entered into a twenty-year royalty agreement relating to its ROAD WHIZTM product. After 20,000 ROAD WHIZTM had been sold, the agreement thereafter provides for a 1% royalty payment on net sales of the ROAD WHIZTM product and 0.5% on the Company's other products that incorporate the ROAD WHIZTM database. Royalty payments are made quarterly until September 13, 2009. During the years ended December 31, 2003 and 2002, royalty expense totaled $26,693 and $15,936, respectively.

On September 15, 1998, the Company entered into a three-year royalty agreement with AAA related to the AAA TripWizardTM. The terms are automatically renewable for one year and amount to 10% of the wholesale price on sales other than through AAA stores and $1.00 per unit on AAA sales. This agreement recognizes the benefit of the AAA logo and data and their promotion of the product through their travel stores. On July 1, 2002, the agreement was amended to provide a royalty of $1 per unit on all sales of the unit. During the years ended December 31, 2003 and 2002, royalty expense totaled $39,821 and $25,964, respectively. On September 15, 2003, this agreement automatically renewed for an additional year.

In August of 2003, the Company entered into a royalty agreement with AAA for use of the AAA brand on the Company's Talking Road Navigator. This agreement is similar to the above agreement with regard to sales through AAA stores and royalties for other sales. Prior review and approval by AAA of the use of AAA brands in TV and other media are a part of the agreement. (See Note 15)

On April 19, 2001, the Company entered into a three-year royalty agreement with Rand McNally. The agreement renews automatically for one-year periods up to a maximum of five additional years unless terminated earlier. The agreement calls for the Company to pay a royalty of 10% of net sales of the TripLink and Pocket TripLink devices that contain the Rand McNally logo or $1.50 for each device sold, whichever is greater. For the first year of the agreement, the Company guarantees a minimum payment of $150,000, and must pay an additional $50,000 if 50,000 or more devices are sold. The guaranteed annual minimum for each subsequent anniversary year increases to 115% of the amount of the royalties due (inclusive of the guaranteed annual minimum) for the previous year. In addition to the per unit royalty, the Company must pay (1) a royalty of $.01 to $.02 for each route created by authorized users of the services provided by the agreement, (2) a royalty of $0.48 to $0.62 for each Pocket Road Atlas ordered from Rand McNally, and (3) a $0.12 license fee for each Pocket Road Atlas shipped to customers. During the years ended December 31, 2003 and 2002, royalty expense totaled $138 and $4,892, respectively.

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

In February 2003, the agreement with Rand McNally was further amended to provide a new payment schedule and basis for the TripLink royalties.
The Company agreed to pay the remaining balance for the TripLink Program in accordance with the following terms:

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

In 2003, the Company paid $20,000, including $2,341 in interest, to Rand McNally and reduced the balance to $27,045 on December 31, 2003, when credits are also taken into account. Since the Company was unable to retire the balance by August 31, 2003 as planned, the Company continued monthly payments and accrual of interest.

(C) Exclusive Distribution Agreement

In November 2002, the Company entered into an exclusive distribution agreement with a major distributor for a branded version of its Talking Road Whiz product. The initial term of the agreement is for the calendar year 2003 and is contingent upon a commitment for 150,000 units with a scheduled delivery date not later than September 30, 2003. The agreement provides for automatic renewal rights if 300,000 or more units are distributed during the initial term. The terms of this agreement couldn't be met, so it has expired and has no effect on the financial statements.



NOTE 8  STOCKHOLDERS' DEFICIENCY

(A) Common Stock Issuances

During 2003, a portion of the notes payable in the amount of $155,220 was converted to 1,372,555 shares of common stock. No gain or loss was recognized on this transaction.

During 2003, an aggregate of 30,000 shares of common stock having a fair value of $4,500 were issued to a consultant for services rendered during the year. The shares were valued based on the prevailing market price on the grant date.

During 2003 and aggregate of 480,000 shares of common stock were issued for cash of $91,910 to holders of short-term notes.

During 2003, a director exercised 3,000 common stock options for cash of $210.

During 2002, a portion of the notes payable in the amount of $62,960 was converted to 515,106 shares of common stock. No gain or loss was recognized on this transaction.

During 2002, an aggregate of 11,000 shares of common stock having a fair value of $770 were issued to directors for services rendered during the year. The shares were valued based on the prevailing market price on the grant date.

(B) Convertible Preferred Stock

(i)     Original Terms

On May 16, 2000, the Company issued 16 Series A Convertible Preferred Shares to a consultant as a commission. These shares have no voting rights. The holder of the shares is not entitled to any cash dividends. However, they accrue an additional 11.25% per annum (or 22.5% if the Common Stock is de-listed by NASDAQ) for purposes of conversion, redemption, and liquidation ($6,529 at December 31, 2002). The main points of the Preferred Shares were as follows:

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

In May of 2003, the Company and the shareholder reached a mutually satisfactory agreement to convert the shares to a note of $24,870 rather than converting in accordance with the formula above. This note was paid off completely by September 30, 2003.


NOTE 9  STOCK OPTIONS AND WARRANTS

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

During November 2002, the Company granted 390,002 stock options to certain employees during the year ended December 31, 2002. The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options issued to employees. Accordingly, no compensation cost has been recognized for options issued to employees. Had compensation cost been determined based on the fair market value at the grant date, consistent with SFAS 123, the Company's net income (loss) would have changed to the pro-forma amounts indicated below.


						  2003          2002
					       --------------------------
Net income (loss) available to
 common shareholders              As Reported   $104,505    $(2,041,333)
				  Pro Forma     $104,505    $(2,066,456)

Basic and diluted income
 (loss) per share                 As Reported   $   0.02    $     (0.59)
				  Pro Forma     $   0.02    $     (0.60)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002: dividend yield of zero; expected volatility of 132%, risk-free interest rate of 5.40%; expected lives of five years for both plans.

A summary of the status of Company's two fixed stock option plans as of December 31, 2003 and 2002, and the changes during the years then ended is presented below:


				      2003                         2002
			     ----------------------        ------------------
					 Weighted                   Weighted
					 Average                    Average
					 Exercise                   Exercise
Fixed Options                Shares      Price             Shares   Price
-----------------------------------------------------------------------------
Outstanding at beginning
 of year                     405,477     $ 0.18            243,425  $ 3.29
Cancelled                          -     $    -           (227,950) $ 3.31
Granted                            -     $    -            390,002  $ 0.07
Forfeited                          -     $    -                  -  $    -
Expired                       (5,692)    $ 4.00                  -  $    -
Exercised                          -     $    -                  -  $    -
			     ---------------------------------------------
Outstanding at end of year   399,785     $ 0.18            405,477  $ 0.18
			     =============================================

Options exercisable at year
 end                         399,785                       405,477
			     =======                       =======
Weighted average fair value
 of options granted to
 employees during the year  $      -                      $   0.06
			     =======                       =======



		  Options Outstanding                Options Exercisable
-----------------------------------------------    ------------------------
			 Weighted
	      Number     Average      Weighted     Number        Weighted
Range of    Outstanding  Remaining    Average      Exercisable   Average
Exercise    at December  Contractual  Exercise     at December   Exercise
Price        31, 2003    Life         Price        31, 2003      Price
-------------------------------------------------------------------------
$0.00 - 0.99  390,002       4.0       $ 0.07        390,002      $ 0.07
 1.00 - 1.99    5,160       2.0         1.56          5,160        1.56
 2.00 - 2.99    2,965       0.8         2.13          2,965        2.13
 3.00 - 3.99        -         -            -              -           -
 4.00 - 4.99        -         -            -              -           -
 5.00 - 5.56    1,658       1.3         5.56          1,658        5.56
	      ---------------------------------   ----------------------
	      399,785       3.94        0.18        399,785        0.18
	      =================================   ======================





		  Options Outstanding                Options Exercisable
-----------------------------------------------    ------------------------
			 Weighted
	      Number     Average      Weighted     Number        Weighted
Range of    Outstanding  Remaining    Average      Exercisable   Average
Exercise    at December  Contractual  Exercise     at December   Exercise
Price        31, 2002    Life         Price        31, 2002      Price
-----------------------------------------------    -----------------------
$0.00 - 0.99  390,002       5.0       $ 0.07        390,002      $ 0.07
 1.00 - 1.99    5,160       3.0         1.56          5,160        1.56
 2.00 - 2.99    2,965       1.8         2.13          2,965        2.13
 3.00 - 3.99        -         -            -              -           -
 4.00 - 4.99    5,692       0.3         4.00          5,692        4.00
 5.00 - 5.56    1,658       2.3         5.56          1,658        5.56
	      ---------------------------------    -----------------------
	      405,477       4.87        0.18        405,477        0.18
	      =================================    =======================


(B) Non-Qualified Stock Options Issued and Outstanding

						   2003            2002
					       --------------------------
Stock options issued to a consultant that
arranged the placement of preferred stock.
The term of the option is three years
expiring May 16, 2003.  The options are
exercisable at $2.50 per share.                        -          128,000


Stock options issued to a former affiliate.
The term of the option is five years
expiring May 9, 2005.  The options are
exercisable at $4.00 and $5.00 per share.        300,000          300,000


Stock options issued to directors for
services rendered.  The term of the options
is five years expiring November 18, 2007.
The options are exercisable at $0.07 per
share.                                            19,186           22,186
						 -------          -------
Total                                            319,186          450,186
						 =======          =======


(C) Stock Warrants

In conjunction with the issuance of preferred stock on May 16, 2000, the Company issued warrants to purchase an aggregate of 478,506 shares of the Company's common stock at an exercise price of $5.00 per share. The warrants are exercisable immediately until expiration on May 16, 2003. In an exchange agreement effective August 13, 2001, the exercise price of the warrants was reduced from $5.00 to $1.50 per share. In an amendment to the exchange agreement effective December 11, 2001, the exercise price of the warrants was further reduced from $1.50 to $0.50 per share. As of December 31, 2002 and 2003, none of the warrants had been exercised, and the warrants have expired.


NOTE 10 INCOME (LOSS) PER SHARE

A reconciliation of the numerator and denominator of the income (loss) per share calculations is provided for all periods presented. The numerator and denominator for basic and diluted income (loss) per share for the years ended December 31, 2003 and 2002, is as follows:


Basic                                  2003               2002
Numerator:                        --------------------------------
 Net income (loss)                 $ 109,695        $ (2,037,733)
 Preferred Stock Dividends (a)        (5,190)             (3,600)
				     -------          ----------
 Numerator for basic and diluted
  income (loss) per share          $ 104,505        $ (2,041,333)
				    ========           =========
Denominator:
 Weighted average common shares    4,872,026           3,444,312
 Common stock equivalents (b)              -                   -
				   ---------           ---------
 Denominator for basic and diluted
  income (loss) per share          4,872,026           3,444,312
				   =========           =========

Fully Diluted                          2003               2002
Numerator:                        --------------------------------
 Net income (loss)                 $ 109,695        $ (2,037,733)
 Preferred Stock Dividends (a)        (5,190)             (3,600)
 Numerator for basic and diluted    --------           ---------
  income (loss) per share          $ 104,505        $ (2,041,333)
				    ========           =========

Denominator:
 Weighted average common shares    4,872,026           3,444,312
 Common stock equivalents (b)        299,022                   -
				   ---------           ---------
 Denominator for basic and diluted
  income (loss) per share          5,171,048           3,444,312
				   =========           =========

Basic and diluted income (loss)
 per share                         $    0.02        $      (0.59)
				   =========           =========


(a) See Note 8(B)

(b) Conversion of the preferred stock was not included in the denominator of the diluted loss per share during 2002 because the effect of the preferred stock conversion was anti-dilutive. Diluted income includes options and warrants that are excluded from basic earnings per share using the Treasury Stock Method to the extent that these securities are not anti-dilutive. For the year ended December 31, 2003, 299,022 equivalent shares related to stock options were included in fully diluted earnings per share. Options and warrants to purchase 1,334,169 shares of common stock at prices between $0.07 and $5.56 per share were outstanding at December 31, 2002, but were not included in the computation of fully diluted loss per share because they were anti-dilutive.


NOTE 11 INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2003 and 2002 consist of the following:

					    2003


			       Current      Deferred      Total
			     ------------------------------------
Federal                      $       -      $      -      $     -
State                                -             -            -
			      -----------------------------------
			     $       -      $      -      $     -
			      ===================================


					    2002


			       Current      Deferred      Total
			     ------------------------------------
Federal                      $       -      $      -      $     -
State                                -             -            -
			      -----------------------------------
			     $       -      $      -      $     -
			      ===================================


Income tax expense for the years ended December 31, 2003 and 2002 differed from amounts computed by applying the statutory U. S. federal corporate income tax rate of 34% to income before income tax benefit as a result of the following:


					     2003                2002
					 -------------------------------
Expected income tax (benefit) expense    $  37,296          $  (692,829)

Increase (decrease) in income taxes
 resulting from:
 Valuation allowance increase (decrease)   (36,880)             784,388

Nondeductible expenses for federal income
 tax purposes                                 (416)             (91,559)
					  -----------------------------
Income tax expense (benefit)             $       -          $         -
					  =============================


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2003 and 2002 include the following:


					       2003             2002
					   ------------------------------
Deferred tax assets:
 Net operating loss carryforward          $  3,454,150      $  3,714,245

 Note receivable reserved for financial
  reporting purposes                                 -           253,283
 Notes and accounts receivable reserves          5,475             5,475
 Inventory reserves, principally due to
  accruals for financial reporting
  purposes and basis differences               277,491           377,632
 Other                                               -             9,604
					     ---------------------------
Total deferred tax assets                    3,989,776         4,360,239
					     ---------------------------

Deferred tax liabilities
 Property, plant and equipment,
  principally due to differences in
  depreciation basis                           (12,385)          (17,179)
					     ---------------------------
Total deferred tax liabilities                 (12,385)          (17,179)

Gross deferred tax asset                     3,977,391         4,343,060

Valuation allowance                         (3,977,391)       (4,343,060)
					     ---------------------------
Net deferred tax asset                      $        -        $        -
					     ===========================

At December 31, 2003, the Company had net operating loss carryforwards of $10,159,265 for income tax purposes, available to offset future taxable income expiring on various dates through 2023. The valuation allowance at December 31, 2002 was $4,343,060. The net change in the valuation allowance during the year ended December 31, 2003 was a decrease of $365,669.


NOTE 12 CONCENTRATIONS OF CREDIT RISK

The Company relied on two customers for approximately 73% of sales for the year ended December 31, 2003, and two customers for approximately 47% of sales for the year ended December 31, 2002. At December 31, 2003, accounts receivable from those two customers totaled $582,168.


NOTE 13 SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

In the fourth quarter of 2002, the Company recorded significant adjustments that increased the net loss by approximately $812,000. These adjustments included $613,000 related to an increase in the inventory reserve for obsolescence, and $199,000 related to the write-off of the remaining capitalized expense for software tools relating to the TRAVEL*STAR24TM.


NOTE 14 EMPLOYEE BENEFIT PLANS

Effective January 1, 1998, the Board of Director's approved a savings and retirement plan covering all full-time employees. Subject to approval by the Board of Directors, the Company fully matches employee contributions up to 3% of total compensation paid to participating employees and one-third of one percent is matched for each percentage of participating employee contributions between 4% and 6% of total compensation. Because of the Company's financial condition, the Company contributions were suspended in late 2002 and throughout 2003. Expense attributable to Company contributions totalled $21,949 during the year ended December 31, 2002.


NOTE 15 SUBSEQUENT EVENTS

(A) AAA Agreement Amendment

In January 2004, the Company reached an agreement with AAA National to terminate the existing agreement for private branding of the AAA Talking Road NavigatorTM as of March 27, 2004. This termination occurred at the request of AAA National for internal business reasons and not for cause or non-performance by the Company, in accordance with the terms for cancellation of the agreement by either party. The termination only applies to the 2003 agreement for the Talking Road NavigatorTM and does not affect the agreement with regard to the AAA TripWizardTM. (See Note 7(B))

(B) Retirement of Notes Payable

On January 8, 2004, the convertible debt was retired by payment in full of the outstanding balance including all accrued interest. Between January 1, 2004, and January 8, 2004, a portion of the notes payable in the amount of $27,600 was converted to 273,906 shares of common stock. (See Note 6).

(C)  Note Payable

On January 7, 2004, the Company issued a nine-month note payable in the amount of $150,000. The note earns interest at 12% APR and is unsecured.




				  SIGNATURES

	 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				 Ultradata Systems, Incorporated
				 By: /s/ Monte Ross
				     -----------------------------
				     Monte Ross, Chairman

	 In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

March 27, 2003


/s/ Monte Ross
---------------------
Monte Ross
Chief Executive Officer and Chairman of the Board


March 27, 2003

/s/Ernest Clarke
---------------------
Ernest Clarke
Chief Financial and Accounting Officer, Director

March 27, 2003


/s/ Mark L. Peterson
---------------------
Mark L. Peterson,
Director


March 27, 2003

/s/ Donald Rattner
---------------------
Donald Rattner
Director


March 27, 2003

/s/ H. Krollfeifer, Jr.
H. Krollfeifer, Jr.,
----------------------
Director


March 27, 2003

/s/ Matthew Klapman
----------------------
Matthew Klapman
Director

		     *       *       *        *       *


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

	3. Based on my knowledge, the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

	4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

	5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  March 27, 2003              /s/  Monte Ross
				   ------------------------------------
				   Monte Ross, Chief Executive Officer


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

	3. Based on my knowledge, the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

	4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


	c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

	5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

	a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

	b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

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

A signed original of this written statement required by Section 906 has been provided to Ultradata Systems, Incorporated and will be retained by Ultradata Systems, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

March 27, 2003                       /s/ Monte Ross
				     --------------------------------
				     Monte Ross
				     (Chief executive officer)


				     /s/ Ernest S. Clarke
				     -------------------------------
				     Ernest S. Clarke
				     (Chief financial officer)