Form 10QSB
period 2004-03-31
ULTRADATA SYSTEMS INC
filed 2004-05-05
CIK 931947

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-QSB


(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________TO_______________

                       COMMISSION FILE NUMBER  0-25380


                    	ULTRADATA SYSTEMS, INCORPORATED
      -----------------------------------------------------------------
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

 State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

          Class                        Outstanding as of  May 3, 2004
  ------------------------------------------------------------------------
   Common, $.01 par value                          6,158,187

      Transitional Small Business Disclosure Format   Yes [ ]   No  [X]

                                                         File Number
                                                           0-25380


                        ULTRADATA SYSTEMS, INCORPORATED
                                  FORM 10-QSB
                               March 31, 2004
                                     INDEX

PART I -  FINANCIAL INFORMATION                                    PAGE

     Item 1. Condensed Unaudited Financial Statements

             Condensed Balance Sheets at
              March 31, 2004 and December 31, 2003                  3.

             Condensed Statements of Operations
              for the three months ended March 31, 2004 and 2003    4.

             Condensed Statements of Cash Flows
              for the three months ended March 31, 2004 and 2003    5.

             Notes to Condensed Financial Statements                6.

     Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   8.

PART II - OTHER INFORMATION                                        11.

             Signatures                                            11.

ULTRADATA SYSTEMS, INCORPORATED

Condensed Balance
Sheets

As of March 31, 2004 and December 31, 2003

                                                     March 31,   December 31,
                                                       2004          2003
Assets                                              (Unaudited)

Current assets:
 Cash                                               $   144,709  $     2,926
 Trade accounts receivable, net of allowance
  for doubtful accounts of $100 and $14,703,
  respectively                                        1,016,561      627,490
 Inventories, net                                        69,699       55,594
 Prepaid expenses                                        19,704        5,166
                                                      ---------    ---------
 Total current assets                                 1,250,673      691,176
                                                      ---------    ---------

Property and equipment, net                              22,606       25,958

Other assets                                              5,444        5,444
                                                      ---------    ---------
 Total assets                                       $ 1,278,723  $   722,578
                                                      =========    =========

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
 Accounts payable                                   $   527,011  $   460,701
 Accrued liabilities                                     95,503       90,792
 Notes payable - current                                100,000      173,802
                                                      ---------    ---------
 Total current liabilities                              722,514      725,295
                                                      ---------    ---------
Stockholders' equity (deficiency)
 Preferred Stock, $0.01 par value,
  4,996,680 shares authorized,
  none outstanding                                            -            -
 Series A convertible preferred stock,
  3,320 shares authorized, no shares
  outstanding with a stated value of $1,000                   -            -
 Common stock, $.01 par value; 10,000,000
  shares authorized;  6,158,187 shares
  issued and outstanding March 31,2004;
  5,783,840 shares issued and outstanding
  December 31, 2003                                      61,582       57,838
 Additional paid-in capital                           8,947,572    8,916,685
 Accumulated deficit                                 (8,452,945)  (8,977,240)
                                                      ---------    ---------
 Total stockholders' equity (deficiency)                556,209       (2,717)
                                                      ---------    ---------
 Total liabilities and stockholders' equity
  (deficiency)                                      $ 1,278,723  $   722,578
                                                      =========    =========


See accompanying summary of accounting policies and notes to financial statements.

ULTRADATA SYSTEMS, INCORPORATED

Condensed Statements of Operations


Three months ended March 31, 2004 and 2003

                                                    2004             2003
                                                 ----------------------------
                                                         (Unaudited)

Net sales                                       $ 1,753,499     $   351,956

Cost of sales                                       895,608         196,545
                                                  ---------       ---------
Gross profit                                        857,891         155,411
                                                  ---------       ---------

Selling expense                                      48,593          25,036
General and administrative expenses                 260,208         244,035
Research and development expense                     19,669          22,428
                                                  ---------       ---------
Total operating expenses                            328,470         291,499
                                                  ---------       ---------

Operating profit (loss)                             529,421        (136,088)
                                                  ---------       ---------
Other income (expense):
 Interest and dividend income                             -           6,236
 Interest expense                                    (5,257)        (50,809)
 Other, net                                             131          17,853
                                                  ---------       ---------
Total other expense                                  (5,126)        (26,720)
                                                  ---------       ---------

Income (loss) before income tax expense             524,295        (162,808)

Income tax expense                                        -               -
                                                  ---------       ---------
Net income (loss)                               $   524,295     $  (162,808)
                                                  =========       =========

Income (loss) per share:
 Basic                                          $      0.09     $     (0.04)
                                                  =========       =========
Income (loss) per share:
 Fully Diluted                                  $      0.08     $     (0.04)
                                                  =========       =========

Weighted Average Shares Outstanding:
 Basic                                            6,056,928       4,487,025
                                                  =========       =========
Weighted Average Shares Outstanding:
 Fully Diluted                                    6,195,646       4,487,025
                                                  =========       =========



See accompanying summary of accounting policies and notes to financial statements.

ULTRADATA SYSTEMS, INCORPORATED

Condensed Statements of Cash Flows

Three months ended March 31, 2004 and 2003

                                                 2004            2003
                                             ----------------------------
                                                     (Unaudited)
Cash flows from operating activities:
 Net income (loss)                             $  524,295      $ (162,808)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                     3,352           8,915
  Provision for doubtful accounts                      43               -
  Inventory reserved for obsolescence                   -           7,586
  Stock issued for services                             -           4,500
  Non-cash interest expense                             -          31,457
  Non-cash accrued interest receivable                  -          (6,198)
  Increase (decrease) in cash due to
   changes in operating assets and liabilities:
   Trade accounts receivable, net                (389,114)          4,908
   Inventories                                    (14,105)         (9,278)
   Prepaid expenses and other current assets      (14,538)        (13,442)
   Accounts payable                                66,310         (65,082)
   Accrued expenses and other liabilities           4,711          37,420
                                                 --------        --------
  Net cash provided by (used in) operating
   activities                                     180,954        (162,022)
                                                 --------        --------
Cash flows from investing activities:
 Capital expenditures                                   -         (10,150)
                                                 --------        --------
  Net cash used in investing activities                 -         (10,150)
                                                 --------        --------
Cash flows from financing activities:
 Exercise of employee stock options                 7,031               -
 Subscription payments                                  -          29,336
 Payments on notes payable                       (211,202)        (30,062)
 Note Payable - short-term                        165,000          91,600
 Common stock                                           -          76,700
                                                 --------        --------
  Net cash (used in) provided by financing
   activities                                     (39,171)        167,574
                                                 --------        --------
Net increase (decrease) in cash                   141,783          (4,598)

Cash at beginning of period                         2,926          37,842
                                                 --------        --------
Cash at end of period                          $  144,709      $   33,244
                                                 ========        ========





See accompanying summary of accounting policies and notes to financial statements.


During the three months ended March 31, 2004, the Company issued 273,906 shares of common stock to satisfy convertible debt aggregating to $27,600

                       ULTRADATA SYSTEMS, INCORPORATED
                    Notes to Condensed Financial Statements
                          March 31, 2004 (Unaudited)

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

     In the opinion of management, the information furnished for the three-month periods ended March 31, 2004 and 2003, respectively, includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 2004. It is suggested that the interim financial statements be read in conjunction with the audited financial statements for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-25380), from which these statements were derived.

     Use of Estimates

     The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and adjustments by management, with consideration given to materiality. Actual results could vary from those estimates.

Note 1. Inventories

     Inventories consist of the following:

                                                March 31,        December  31,
                                                  2004               2003
                                              ---------------------------------

     Raw Materials, net of obsolete            $   24,681         $    3,738
     Finished Goods, net of obsolete               45,018             51,856
                                                 --------           --------
     Total                                     $   69,699         $   55,594
                                                 ========           ========


     Obsolete inventory on hand                $  716,507         $  816,150


Note 2. Prepaid Expenses

     Prepaid expenses consist of the following:

                                                March 31,        December 31,
                                                  2004               2003
                                              --------------------------------
     Prepaid insurance                         $   11,973         $    5,166
     Prepaid advertising                            7,731                  -
                                                 --------           --------
                                               $   19,704         $    5,166
                                                 ========           ========

Note 3. Convertible Notes Payable

     At December 31, 2003 the Company had outstanding convertible debt in the principal amount of $173,802. A portion of the notes payable in the amount of $27,600 was converted to 273,906 shares of common stock during the first week of January 2004. Subsequently, during the quarter ending March 31, 2004, the convertible debt was retired by payment in full of the outstanding balance $146,202 plus all accrued interest.

Note 4. Income (Loss) Per Share

                                        For the three months ended March 31,
           Basic                                2004          2003
            Numerator:

             Net income (loss)             $   524,295       $ (162,808)
                                              --------        ---------
             Numerator for basic income
              (loss) per share             $   524,295       $ (162,808)
                                              ========        =========
            Denominator:

             Weighted average common shares  6,056,928        4,487,025
                                             ---------        ---------
             Denominator for basic income
              (loss) per share               6,056,928        4,487,025
                                             =========        =========

            Basic income (loss) per share  $      0.09       $    (0.04)

           Fully Diluted

            Numerator:

             Net income (loss)             $   524,295       $ (162,808)
                                             ---------        ---------
             Numerator for fully diluted
              income (loss) per share      $   524,295       $ (162,808)
                                             =========        =========

            Denominator:
             Weighted average common shares  6,056,928        4,487,025

             Common stock equivalents          138,718                -

             Denominator for fully diluted   ---------        ---------
              income (loss) per share        6,195,646        4,487,025
                                             =========        =========

           Fully diluted income (loss) per
            share                          $      0.08       $    (0.04)
                                             =========        =========


Note 5. Notes Payable

     During 2004, the Company sold a nine-month note payable in the amount of $150,000 to a shareholder of the Company. The note earned interest at 12% APR and was unsecured. The unpaid balance at March 31, 2004, was $100,000. During April 2004, the Company paid off the remainder of the note payable.

Note 6. Loans Payable - Related Parties

     During 2004, the Company received a loan of $15,000 from its Chief Executive Officer to fund operations. The outstanding balance of the loan was paid in full as of March 31, 2004.


Note 7. Common Stock

     During the first quarter of 2004, employees exercised stock options to purchase 100,441 shares of common stock for $7,031.

Note 8. AAA Agreement Amendment

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


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             YOU SHOULD NOT RELY ON FORWARD LOOKING STATEMENTS

     This quarterly report contains a number of forward-looking statements regarding our future prospects. Among the forward-looking statements are descriptions of our plans to introduce new products to the market, to expand our customer base, to develop products based on a GPS/Internet technology, and to return our company to profitability. These forward-looking statements are a true statement of our present intentions, but are neither predictions of the future nor assurances that any of our intentions will be fulfilled. Many factors beyond our control could act against Ultradata in its efforts to develop and market its products. Among these factors are:


     * The fact that our financial resources are limited and will likely not sustain us for more than one year without continued success of the Talking Road WhizTM product line;

     * The fact that our lack of capital severely limits our ability to Market our products. As a result, the loss of a significant customer could imperil the marketing of an entire product line;

     * The difficulty of attracting mass-market retailers to a seasonal product like the Talking Road WhizTM.

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



OVERVIEW

     The Company mission is to aid the road traveler with useful information with products easy to use and affordable in price. Since 1987 we have been engaged in the business of manufacturing and marketing handheld computers that provide travel information. The products are based upon a data compression technology that we developed, portions of which we have patented. Recent developments in communications technology have opened up new opportunities for us to use our technology.

     The Company has sold over 3 million of its low-cost handheld travel computers, demonstrating that there is a market for travel information products. To re-awaken that market with an improved product that speaks, the Company has developed a Talking Road WhizTM. Significant deliveries of this product began in September of 2003 and, the Company received significant revenue in the last four months of 2003 from sales of this new addition to its product line. Company earnings in the fourth quarter of 2003 were sufficient to offset losses in the first three quarters of 2003. This success continued in the first quarter of 2004, which has traditionally been a weak quarter for Ultradata.

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

     The goals of Company's research and development investments are targeted at attaining the right product at the right price. There are over 125 million drivers in the U. S., and there is a great demand for useful, easy-to-access information for convenience and safety on the road. Low-cost products that achieve these benefits have a significant niche in the marketplace. Thus far, Management feels the Company has barely penetrated this huge, largely untapped market. The Company expects to continue to exploit this niche over the next few years by bringing new technology to bear on the goals stated above with significant impact on Company sales and profits.

RESULTS OF OPERATIONS

     Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     Operating results for the first quarter of 2004 were significantly improved over the first quarter of 2003.

     Sales. During the first three months of 2004, net sales totaled $1,753,499, as compared with $351,956 in sales recorded in the first quarter of 2003, representing a 398% increase. 85.5% of the sales were made to one customer, with the balance spread over a number of customers. This resulted in an uncharacteristically strong first quarter for the Company.

     Orders for our Talking Road WhizTM product continued strong from the holiday period, when it was first introduced. The Company's backlog at March 31, 2004 was $1,296,993 as compared with $304,521 as of March 31, 2003. This included over $500,000 ordered by one new customer, reflecting our efforts to increase the number of our significant customers.

     Gross Profit. Gross profit margin for the current quarter was $857,891, or 48.9% of sales compared to $155,411, or 44.1% of sales for the first quarter of 2003. Gross profit as a percent of sales in 2004 benefited from a higher margin on the new product. In addition, because of the improved sales performance over 2003, the gross profit amount increased 452% in the first quarter of 2004 as compared with the same quarter in 2003.

     S,G&A Expense. Selling expenses amounted to $48,593, or 2.8% of sales, for the first quarter of 2004 as compared with $25,036, or 7.1% of sales for the first quarter of 2003. Although within expected limits, selling expense decreased as a percent of sales due to the fixed portion being spread over a much larger sales base in the first quarter of 2004 as compared with 2003. General and administrative expenses were $260,208 for the first quarter of 2004 as compared with $244,035 for the same quarter in 2003, representing an increase of 6.6%. We expect general and administrative expense to increase somewhat as our sales volume increases, but we believe the 6.6% first quarter increase (compared to a 398% increase in sales) will be characteristic of the effect of our sales growth on general and administrative expense.

     R&D Expense. Research and development expense in the first quarter of 2004 was $19,669 as compared to $22,428 for the same quarter of 2003, representing a slight decrease due primarily to the increased development activity of the Talking Road WhizTM during the 2003 time frame.

     The Company posted a net profit from operations of $529,421 for the quarter ended March 31, 2004 compared to a net loss from operations of ($136,088) for the quarter ended March 31, 2003.

     Other Expense. Other expense for the first quarter of 2004 amounted to ($5,126) compared with ($26,720) for the same period in 2003. The first quarter of 2003, as compared to 2004, had the burden of $31,457 in non-cash interest expense, primarily due to our issuance of common stock as an inducement for loans at the beginning of 2003.

     As a result of the foregoing, the Company posted a net profit of $524,295, or $0.09 per basic common share and $0.08 per diluted common share, for the three-month period ended March 31, 2004, compared to a net loss of ($162,808), or ($0.04) per basic and diluted common share, for the three-month period ended March 31, 2003.



FINANCIAL CONDITION AND LIQUIDITY

     The Company's financial status has improved significantly over the past two quarters. In the quarter ended March 31, 2004, the Company's net income of $524,295 resulted in cash-flow from operations of $180,954 after accounting for an increase in accounts receivable of $389,114 and other small additions and subtractions.

     Financing activities used a net of $39,171 after paying down notes payable in the amount of $211,202 and taking out a short-term loan of $165,000, which was paid off in April out of operational cash flow. The Company had $144,709 in cash on March 31, 2004 with accounts receivable of over $1 million.

     The Company's current ratio at March 31, 2004 was 1.73:1 and its working capital was $528,159.

ITEM 3.  Controls and Procedures

     Monte Ross, our Chief Executive Officer, and Ernest Clarke, our Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of March 31, 2004. Based on their evaluation, they concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to them by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Messrs. Ross and Clarke performed their evaluation.

                        ULTRADATA SYSTEMS, INCORPORATED
                                     10QSB
PART II - OTHER INFORMATION

Item 1.   Legal Proceedings:

          None

Item 2.   Changes in Securities and Small Business Issuer Purchase
           of Equity Securities:

          None

Item 3.   Defaults upon Senior Securities:

          None

Item 4.   Submission of Matters to a Vote of Security Holders:

          None

Item 5.   Other Information:

          None

Item 6.   Exhibits and Reports on Form 8-K:

          Exhibits:

          31.    Rule 13a-14(a) Certification

          32.    Rule 13a-14(b) Certification

          Reports on Form 8-K:

          Report dated January 9, 2004 including press release containing financial information.






                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 5, 2004				/s/  Monte Ross
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

Date:  May 5, 2004                      /s/  Monte Ross
                                        -----------------------------------
                                        Monte Ross, Chief Executive Officer


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

        4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
	a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which this report is being prepared;

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

Date:  May 5, 2004                    /s/ Ernest S. Clarke
                                      --------------------------------------
                                      Ernest Clarke, Chief Financial Officer



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

May 5, 2004	 			   /s/  Monte Ross
                                           -----------------------
                                           Monte Ross
                                           (Chief executive officer)


                                           /s/ Ernest S. Clarke
                                           ----------------------------
                                           Ernest S. Clarke
                                           (Chief financial officer)