Form 10QSB
period 2004-06-30
ULTRADATA SYSTEMS INC
filed 2004-08-06
CIK 931947

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB


(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________TO_______________

                       COMMISSION FILE NUMBER  0-25380


                    	ULTRADATA SYSTEMS, INCORPORATED
         ---------------------------------------------------------------
    	(Exact name of small business issuer as specified in its charter)

         Delaware                                     43-1401158
  -------------------------------------------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

   1240 Dielman Industrial Court, St. Louis, MO                63132
 ----------------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)


      Issuer's telephone number, including area code:  (314) 997-2250

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.    Yes  [X]      No  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class                                Outstanding as of  August 3, 2004
-----------------------------------------------------------------------
Common, $.01 par value                             6,187,187

Transitional Small Business Disclosure Format   Yes [ ]   No  [X]

                                                      File Number
                                                        0-25380


                        ULTRADATA SYSTEMS, INCORPORATED
                                  FORM 10-QSB
                                 June 30, 2004
                                     INDEX

PART I - FINANCIAL INFORMATION                                           PAGE

     Item 1.  Condensed Unaudited Financial Statements

              Condensed Balance Sheets at
               June 30, 2004 and December 31, 2003                        3.

              Condensed Statements of Operations for the three
               months and six months ended June 30, 2004 and 2003         4.

              Condensed Statements of Cash Flows
               for the six months ended June 30, 2004 and 2003            5.

              Notes to Condensed Financial Statements                     6.

     Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                  9.

PART II - OTHER INFORMATION                                              13.

          Signatures                                                     13.

          Exhibits                                                       13.

ULTRADATA SYSTEMS, INCORPORATED

Condensed Balance Sheets
As of June 30, 2004 and December 31, 2003

                                                    June 30,   December 31,
                                                      2004         2003
Assets                                             (Unaudited)
                                                  --------------------------
Current assets:
 Cash                                             $   552,823  $     2,926
 Trade accounts receivable, net of allowance
  for doubtful accounts of $100 and $14,703,
  respectively                                        631,843      627,490
 Inventories, net                                     104,782       55,594
 Prepaid expenses                                      12,681        5,166
                                                    ---------    ---------
Total current assets                                1,302,129      691,176
                                                    ---------    ---------

Property and equipment, net                            27,248       25,958

Other assets                                            5,444        5,444
                                                    ---------    ---------
Total assets                                      $ 1,334,821  $   722,578
                                                    =========    =========

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
 Accounts payable                                     369,560      460,701
 Accrued liabilities                                   69,211       90,792
 Notes payable - current                                    -      173,802
                                                    ---------    ---------
Total current liabilities                             438,771      725,295

Stockholders' equity (deficiency)
 Preferred Stock, $0.01 par value,
  4,996,680 shares authorized, none
  outstanding                                               -            -
 Series A convertible preferred stock,
  3,320 shares authorized with a stated
  value of $1,000, none outstanding                         -            -
 Common stock, $.01 par value;
  10,000,000 shares authorized; 6,187,187
  shares issued and outstanding June
  30,2004;  5,783,840 shares issued and
  outstanding December 31, 2003                        61,872       57,838
 Additional paid-in capital                         8,949,312    8,916,685
 Accumulated deficit                               (8,115,134)  (8,977,240)
                                                    ---------   ----------
Total stockholders' equity (deficiency)               896,050       (2,717)
                                                    ---------   ----------
Total liabilities and stockholders' equity
 (deficiency)                                     $ 1,334,821  $   722,578
                                                    =========   ==========

See accompanying summary of accounting policies and notes to condensed financial statements.

ULTRADATA SYSTEMS, INCORPORATED

Condensed Statements of Operations
For the three and six months ended June 30, 2004 and 2003
(unaudited)


                                      Three months             Six months
                                     ended June 30,          ended June 30,
                                   2004          2003      2004          2003
                                  ---------------------  ---------------------
                                      (unaudited)           (unaudited)

Net sales                       $ 1,454,556  $  445,857  $3,208,055  $  797,813

Cost of sales                       755,912     186,661   1,651,520     383,206
                                  ---------------------   ---------------------
Gross profit                        698,644     259,196   1,556,535     414,607

Selling expense                     108,272      26,991     156,865      52,027
General and administrative expenses 217,181     235,514     477,389     479,549
Research and development expense     35,315      13,077      54,984      35,505
                                  ---------------------   ---------------------
Total Operating Expenses            360,768     275,582     689,238     567,081
                                  ---------------------   ---------------------

Operating profit (loss)             337,876     (16,386)    867,297    (152,474)

Other income (expense):
 Interest and dividend income           338         115         338       6,351
 Interest expense                      (454)    (59,228)     (5,711)   (110,037)
 Loss on early retirement of note
  receivable                              -     (57,813)          -     (57,813)
 Other, net                              51     (11,496)        182       6,357
                                  ---------------------   ---------------------
Total other expense, net                (65)   (128,422)     (5,191)   (155,142)

Income (loss) before income taxes   337,811    (144,808)    862,106    (307,616)

Income tax expense                        -           -           -           -
                                  ---------------------   ---------------------
Net income (loss)               $   337,811  $ (144,808) $  862,106  $ (307,616)
                                  =====================    ====================
Income (loss) per share:
 Basic                          $      0.05  $    (0.03) $     0.14  $    (0.07)
                                  =====================    ====================
Income (loss) per share:
 Fully diluted                  $      0.05  $    (0.03) $     0.14  $    (0.07)
                                  =====================    ====================

Weighted Average Shares
 Outstanding:
 Basic                            6,172,209   4,637,850   6,114,567   4,562,854
                                  =====================   =====================
Weighted Average Shares
 Outstanding:
 Fully diluted                    6,438,901   4,637,850   6,381,259   4,562,854
                                  =====================   =====================


See accompanying summary of accounting policies and notes to condensed financial statements.

ULTRADATA SYSTEMS, INCORPORATED

Condensed Statements of Cash Flows
Six months ended June 30, 2004 and 2003 (unaudited)

                                             2004                 2003
                                          ----------           ---------
                                          (unaudited)         (unaudited)
Cash flows from operating activities:
 Net income (loss)                      $   862,106           $ (307,616)

 Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization               6,916               17,654
  Provision for doubtful accounts               143                  106
  Inventory reserved for obsolescence             -               15,193
  Stock issued for services                       -                4,500
  Loss on early settlement of notes receivable    -               57,813
  Non-cash preferred stock dividends and
   interest payable                               -               65,175
  Non-cash accrued interest receivable            -              (12,397)
  Increase (decrease) in cash due to changes
   in operating assets and liabilities:
   Trade accounts receivable                 (4,496)              37,515
   Inventories                              (49,188)             (20,831)
   Prepaid expenses and other current
    assets                                   (7,515)              (7,235)
   Accounts payable                         (91,140)               1,476
   Accrued expenses                         (21,582)             (51,339)
                                           --------             --------
  Net cash provided by (used in)
   operating activities                     695,244             (199,986)
                                           --------             --------
Cash flows from investing activities:
 Proceeds from early settlement of notes
  receivable                                      -              202,517
 Capital expenditures                        (8,206)             (10,150)
                                           --------             --------
  Net cash (used in) provided by investing
   activities                                (8,206)             192,367
                                           --------             --------
Cash flows from financing activities:
 Proceeds from stock issued for cash and
  options exercised                           9,061               76,910
 Proceeds from notes payable issued               -               91,600
 Subscription payments                            -               54,475
 Note payable - Short term                  165,000                    -
 Principal payments on notes payable       (311,202)             (68,357)
                                           --------             --------
 Net cash provided by (used in) financing
  activities                               (137,141)             154,628
                                           --------             --------
Net increase in cash and cash equivalents   549,897              147,009

Cash and cash equivalents at beginning
 of period                                    2,926               37,842

Cash and cash equivalents at end of        --------             --------
 period                                 $   552,823           $  184,851
                                           ========             ========




During the six months ended June 30, 2004, the Company issued 273,906 shares of common stock to satisfy convertible debt aggregating to $27,600



See accompanying summary of accounting policies and notes to condensed financial statements.

                       ULTRADATA SYSTEMS, INCORPORATED

                    Notes to Condensed Financial Statements
                           June 30, 2004 (Unaudited)

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

     In the opinion of management, the information furnished for the three-month and six-month periods ended June 30, 2004 and 2003, respectively, includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 2004. It is suggested that the interim financial statements be read in conjunction with the audited financial statements for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-25380), from which these statements were derived.

     Use of Estimates

     The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and adjustments by management, with consideration given to materiality. Actual results could vary from those estimates.

Note 1. Inventories

        Inventories consist of the following:

                                               June 30,      December 31,
                                                 2004           2003
                                             -----------   --------------
        Raw Materials, net of obsolete        $  95,445      $   3,738
        Finished Goods, net of obsolete           9,337         51,856
                                                -------       --------
        Total                                 $ 104,782      $  55,594
                                                =======       ========

        Obsolete inventory on hand            $ 747,967      $ 816,150

Note 2. Prepaid Expenses

        Prepaid expenses consist of the following:



                                               June 30,      December 31,
                                                 2004           2003
                                             -----------   --------------
Prepaid insurance                             $  12,681      $   5,166
                                                -------       --------
                                              $  12,681      $   5,166

Note 3. Convertible Notes Payable

        At December 31, 2003 the Company had outstanding convertible debt in the principal amount of $173,802. A portion of the notes payable in the amount of $27,600 was converted to 273,906 shares of common stock during the first week of January 2004. Subsequently, during the quarter ending March 31, 2004, the convertible debt was retired by payment in full of the outstanding balance of $146,202 plus all accrued interest.

Note 4. Income (Loss) Per Share

                                      Three months             Six months
                                     ended June 30,          ended June 30,
                                   2004          2003      2004          2003
                                  ---------------------  ---------------------
                                      (unaudited)             (unaudited)
Basic

Numerator:
 Net income (loss)               $ 337,811 $ (144,808)  $ 862,106   $ (307,616)
 Numerator for basic income
  (loss) per share               $ 337,811   (144.808)  $ 862,106   $ (307,616)
                                  ===================    =====================
Denominator:
 Weighted average common shares  6,172,209  4,637,850   6,114,567    4,562,854

 Denominator for basic income
 (loss) per share                6,172,209  4,637,850   6,114,567    4,562,854

 Basic income (loss) per share   $    0.05 $    (0.03)  $    0.14   $    (0.07)


Fully Diluted

Numerator:
 Net income (loss)               $ 337,811 $ (144,808)  $ 862,106   $ (307,616)

 Numerator for fully diluted
  income (loss) per share        $ 337,811 $ (144,808)  $ 862,106   $ (307,616)
                                  ===================    =====================
Denominator:

 Weighted average common shares  6,172,209  4,637,850   6,114,567    4,562,854
 Common stock equivalents          266,692          -     266,692            -

 Denominator for fully diluted
  income (loss) per share        6,438,901  4,637,850   6,381,259    4,562,854

 Fully diluted income (loss)
  per share                      $    0.05 $    (0.03)  $    0.14    $   (0.07)

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


Note 7. Common Stock

	A. Employee Stock Options

        During the six-month period ended June 30, 2004, employees exercised stock options to purchase 100,441 shares of common stock for $7,031.

        B. Director Stock Options

        During the six-month period ended June 30, 2004, directors exercised stock options to purchase 29,000 shares of common stock for $2,030.


Note 8. AAA Agreements

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

        In May 2004, AAA notified the Company that it does not intend to renew the marketing agreement on the AAA TripWizard. The Company, per terms of the agreement, can continue to market the product and divest itself of its inventory well into 2005.

Note 9. Sales Concentrations

        For the six-month period ended June 30, 2004, the Company had a concentration of sales with two customers of 68.2% and 17.5%, respectively.



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

               YOU SHOULD NOT RELY ON FORWARD LOOKING STATEMENTS
               -------------------------------------------------

         This quarterly report contains a number of forward-looking statements regarding our future prospects. Among the forward-looking statements are descriptions of our plans to introduce new products to the market, to expand our customer base, to develop products based on a GPS/Internet technology, and to continue the Company's profitability. These forward-looking statements are a true statement of our present intentions, but are neither predictions of the future nor assurances that any of our intentions will be fulfilled. Many factors beyond our control could act against Ultradata in its efforts to develop and market its products. Among these factors are:

*	The fact that our financial resources are limited and will likely not sustain us for more than one year without continued success of the Talking Road WhizTM product line;

*	The fact that our lack of capital severely limits our ability to market our products. As a result, the loss of a significant customer could imperil the marketing of an entire product line;

*	The difficulty of attracting mass-market retailers to a seasonal product like the Talking Road Whiz(tm).

        There may also be factors that we have not foreseen which could interfere with our plans. In addition, changing circumstances may cause us to determine that a change in plans will be in the best interests of Ultradata. For the reasons given, there is a significant risk that we will not be able to fulfill our expectations for Ultradata.


OVERVIEW

         The Company mission is to aid the road traveler with useful information with products easy to use and affordable in price. Since 1987 we have been engaged in the business of manufacturing and marketing handheld computers that provide travel information. The products are based upon a data compression technology that we developed, portions of which we have patented. Recent developments in communications and speech technology have opened up new opportunities for us to integrate our technology and create new products merging these technologies with our own. The Company is completing development of several new products which are based on adding significant features to the successful Talking Road Navigator such as a Spanish-speaking unit and a voice-recognition unit which allows for hands-free operation.
These new products are consistent with our goal of improved ease of use by the consumer. We expect to complete development in the third quarter, and our goal is to reach the marketplace by the end of the year.

         The Company has sold over 3 million of its low-cost handheld travel computers, demonstrating that there is a market for travel information products. To re-awaken that market with an improved product that speaks, the Company has developed a Talking Road WhizTM. Significant deliveries of this product began in September of 2003 and, the Company received significant revenue in the last four months of 2003 from sales of this new addition to its product line.
Company earnings in the fourth quarter of 2003 were sufficient to offset losses in the first three quarters of 2003. This success continued in the first two quarters of 2004, which have traditionally been weak quarters for Ultradata. At the present time, our backlog of orders is not significantly greater than it was at the same time in 2003. However, because we have already exceeded last year's sales, we expect results for all of 2004 to be a significant improvement on 2003.

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

         The goals of the Company's research and development investments are targeted at attaining the right product at the right price. There are over 125 million drivers in the U. S., and there is a great demand for useful, easy-to-access information for convenience and safety on the road. Low-cost products that achieve these benefits have a significant niche in the marketplace. Thus far, Management feels the Company has barely penetrated this huge, largely untapped market. The Company expects to continue to exploit this niche over the next few years by bringing the results of merged technologies to bear on the goals stated above with significant impact on Company sales and profits.


RESULTS OF OPERATIONS

        Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003

	Operating results for the six-month period ended June 30, 2004, as compared the same period in 2003, differed primarily due to the fact that the Talking Road Whiz was available for sale in 2004, and was still under development in 2003.

        Sales. During the three and six months ended June 30,2004, net sales totaled $1,454,556 and $3,208,055, respectively, compared with $445,857 and $797,813, respectively for the same periods in 2003. These figures represent an increase of 226.2% for the three-month period and an increase of 302.1% for the six-month period.

        Our sales revenue continues to come, primarily, from a small number of mass market retailers. For example, in the first six months of 2004 over 85% of our revenue came from two customers. This concentration of our business among a few customers means that our historical results are not a reliable predictor of future results. Until we develop a broader customer base, our quarter-to-quarter operating results are likely to vary considerably, depending on when our customers choose to place their orders. In view of the fact that none of these major customers have placed significant orders for delivery in the third quarter, we anticipate low sales in that period.

        Backlog. As of June 30, 2004, the Company had a backlog of $520,447. This backlog was for purchase orders to be fulfilled in the fourth quarter of 2004. On June 30, 2003 we had a backlog of $469,801 for shipment through the remainder of 2003.

        Gross Profit. Gross profit margin for the three- and six-month periods ending June 30, 2004 were 48.0% and 48.5%, respectively, representing a slight reduction over gross margin in corresponding periods of 2003 of 58.1% and 51.9%, respectively. Gross profit in 2004 was slightly lower due to the pricing that applies to the high-volume sales contracts that were fulfilled in 2004.

        S,G&A Expense. Selling expenses for the three- and six-month periods ended June 30, 2004 were $108,272, or 7.4% of sales, and $156,865, or 4.9% of sales, respectively, compared with $26,991, or 5.9% of sales, and $52,027,or 6.5% of sales, respectively, for the corresponding periods in 2003. These figures mirror the sales levels of the respective periods. General and administrative expenses for the three- and six-month periods ended June 30, 2004 were $217,181 and $477,389, respectively, compared with $235,514 and $479,549, respectively, for the corresponding periods in 2003. These figures are comparable for the respective periods and reflect continued success in our on-going effort to maintain efficiency in our control of overhead costs.

        R&D Expense. Research and development expenses in the three- and six-month periods ended June 30,2004 were $35,315 and $54,984, respectively, as compared to $13,077 and $35,505, respectively, for the same periods in 2003. These increases reflect a step-up in new-product development involving the voice-technology devices incorporated in our newest products.

        The Company recognized a profit from operations of $337,876 and $867,297 for the three- and six-month periods ended June 30, 2004, respectively, compared to a loss from operations of ($16,386) and ($152,474)
 or the corresponding periods in 2003.

        Other Expense. Other expense for the three- and six-month periods ended June 30, 2004 totaled ($65) and ($5,191), respectively, compared with ($128,422) and ($155,142), respectively, for the corresponding periods of 2003. The 2003 numbers represented significant interest expense due to the necessity of securing short-term loans at high interest and taking a loss on the sale of our share of Talon ownership in order to raise needed cash in 2003. These debts are now paid off, and our interest expenses in 2004 have been virtually eliminated.

         As a result of the foregoing, the Company realized a net income of $337,811, or $0.05 per basic common and diluted share, for the three-month period ended June 30, 2003, compared to a net loss of ($144,808), or ($0.03) per basic and diluted common share, for the three-month period ended June 30, 2003. The Company realized a net income of $862,106, or $0.14 per basic common and diluted share, for the six-month period ended June 30, 2004, compared to a net loss of ($307,616), or ($0.07) per basic and diluted common share, for the six-month period ended June 30, 2003.

FINANCIAL CONDITION AND LIQUIDITY

        At June 30, 2004, the Company had $552,823 in cash, compared to $2,926 at December 31, 2003. The Company's operating activities in the six months endedJune 30, 2004, provided cash totaling $695,244 primarily from sales of Talking Road Whiz.

        Net cash used in investing activities for the six-month period ended June 30, 2004 totaled ($8,206) for capital equipment, compared to cash provided of $192,367 due to the early pay-off of the notes receivable acquired in the sale of the Company's interest in Talon in the same period in 2003.

        Net cash used in financing activities for the six-month period ended June 30, 2004 was ($137,141) compared to cash provided of $154,628 in the same period in 2003. The 2004 amount resulted from paying off debt with proceeds of sales in the last quarter of 2003 (see Note 5 of the accompanying condensed financial statements), and the 2003 amount resulted from short-term loans secured in the first quarter of 2003.

        The Company's current ratio at June 30, 2004 was 2.97:1 and its working capital was $863,358.

ITEM 3. Controls and Procedures

	Monte Ross, our Chief Executive Officer, and Ernest Clarke, our Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of June 30, 2004. Based on their evaluation, they concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to them by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

	There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Messrs. Ross and Clarke performed their evaluation.

                       ULTRADATA SYSTEMS, INCORPORATED
                                   10QSB


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings:

          None

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities:

          From January 2004 through June 2004 the Company employees and directors exercised a total of 129,441 stock options for 129,441 shares of common stock. The shares were sold for $9,061 cash, upon the exercise of options previously granted to the individuals.
          The sales were exempt pursuant to Section 4(2) of the Act since the sales were not made in a public offering and were made to individuals who had access to detailed information about the Company and who were acquiring the shares for their own accounts. There were no underwriters.

Item 3.   Defaults upon Senior Securities:

          None

Item 4.   Submission of Matters to a Vote of Security Holders:

          None

Item 5.   Other Information:

          None

Item 6.   Exhibits and Reports on Form 8-K:

          Exhibits:

          31  Rule 13a-14(a) Certification.
          32  Rule 13a-14(b) Certification.

          Reports on Form 8-K:

          Report dated May 10, 2004 - reporting online broadcast of interview by the Company's Chairman.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 5, 2004				/s/  Monte Ross
                                        ----------------------
                                        Monte Ross, CEO
                                        (Chief executive officer)


                                        /s/ Ernest S. Clarke
                                        ----------------------
                                        Ernest S. Clarke, President
                                        (Principal financial and accounting
                                         officer)

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

Date:  August 5, 2004                  /s/  Monte Ross
                                       ------------------------------------
                                       Monte Ross, Chief Executive Officer


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

Date:  August 5, 2004                  /s/ Ernest S. Clarke
                                       --------------------------------------
                                       Ernest Clarke, Chief Financial Officer



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

August 5, 2004                          /s/  Monte Ross
                                        ---------------------------
                                        Monte Ross
                                        (Chief executive officer)

	   				/s/ Ernest S. Clarke
                                        ---------------------------
                                        Ernest S. Clarke
					(Chief financial officer)