Form 10QSB
period 2004-09-30
ULTRADATA SYSTEMS INC
filed 2004-11-12
CIK 931947

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-QSB

(MARK ONE)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________TO_______________

                        COMMISSION FILE NUMBER  0-25380


                        ULTRADATA SYSTEMS, INCORPORATED
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


         Delaware                                     43-1401158
   ------------------------------------------------------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

   1240 Dielman Industrial Court, St. Louis, MO                63132
   ------------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)

       Issuer's telephone number, including area code:  (314) 997-2250

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
Yes   [X]    No  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

   Class                                Outstanding as of  November 3, 2004
   ------------------------------------------------------------------------
   Common, $.01 par value                             6,410,187

       Transitional Small Business Disclosure Format   Yes [ ] No  [X]

                                                        File Number
                                                          0-25380

                        ULTRADATA SYSTEMS, INCORPORATED
                                  FORM 10-QSB
                              September 30, 2004
                                    INDEX

PART I - FINANCIAL INFORMATION                                        PAGE

     Item 1.  Financial Statements

              Condensed Balance Sheets at September 30, 2004
               (unaudited) and December 31, 2003                        3.

              Condensed Statements of Operations for the three
               month and nine month periods ended September 30,
               2004 and 2003 (unaudited)                                4.

              Condensed Statements of Cash Flows for the nine months
               ended September 30, 2004 and 2003 (unaudited)            5.

              Notes to Condensed Financial Statements                   6.

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      9.


PART II - OTHER INFORMATION                                            11.

          Signatures                                                   13.

          Certification                                                13.

ULTRADATA SYSTEMS, INCORPORATED

Condensed Balance Sheets
As of September 30, 2004 and December 31, 2003

                                                 September 30,    December 31,
                                                     2004             2003
Assets                                           (Unaudited)
------------------------------------------------------------------------------
Current assets:
 Cash                                             $   394,952     $     2,926
 Trade accounts receivable, net of
  allowance for doubtful accounts of
  $100 and $14,703, respectively                      231,547         627,490
 Inventories, net                                     101,887          55,594
 Prepaid expenses                                      25,804           5,166
                                                   ----------      ----------
 Total current assets                                 754,190         691,176
                                                   ----------      ----------

Property and equipment, net                            23,384          25,958

Other assets                                            5,444           5,444
                                                   ----------      ----------
Total assets                                      $   783,018     $   722,578
                                                   ==========      ==========

Liabilities and Stockholders' Equity (Deficiency)
-----------------------------------------------------------------------------
Current liabilities:
 Accounts payable                                 $    33,259     $   460,701
 Accrued liabilities                                   62,168          90,792
 Notes payable - current                                    -         173,802
                                                   ----------      ----------
 Total current liabilities                             95,427         725,295
                                                   ----------      ----------
Stockholders' equity (deficiency)
 Preferred Stock, $0.01 par value,
  4,996,680 shares authorized, none
  outstanding                                               -               -
 Series A convertible preferred stock,
  3,320 shares authorized with a stated
  value of $1,000, none and 16 shares
  outstanding                                               -               -
 Common stock, $.01 par value; 10,000,000
  shares authorized; 6,410,187 shares
  issued and outstanding September 30,2004;
  5,783,840 shares issued and outstanding
  December 31, 2003                                    64,102          57,838
 Additional paid-in capital                         9,121,022       8,916,685
 Accumulated deficit                               (8,338,088)     (8,977,240)
 Less: deferred consulting services                  (159,445)              -
                                                   ----------      ----------
 Total stockholders' equity (deficiency)              687,591          (2,717)
                                                   ----------      ----------
 Total liabilities and stockholders' equity
  (deficiency)                                    $   783,018     $   722,578
                                                   ==========      ==========


See accompanying summary of accounting policies and notes to financial statements.

ULTRADATA SYSTEMS, INCORPORATED

Condensed Statements of Operations
For the three and nine months ended September 30, 2004 and 2003 (unaudited)

                                       Three months           Nine months
                                          ended                  ended
                                       September 30,          September 30,
                                    2004          2003      2004        2003
--------------------------------------------------------------------------------
Net sales                        $  101,205  $  314,763   $3,309,260 $1,112,576

Cost of sales                        51,588     193,499    1,703,108    576,705
                                  ---------------------    --------------------
Gross profit                         49,617     121,264    1,606,152    535,871

Selling expense                      26,318      48,557      183,183    100,584
General and administrative
 expenses                           210,283     186,235      687,672    665,784
Research and development expense     35,957       6,561       90,941     42,066
                                  ---------------------    --------------------
Total operating expenses            272,558     241,353      961,796    808,434
                                  ---------------------    --------------------

Operating (loss) profit            (222,941)   (120,089)     644,356   (272,563)

Other income (expense):
 Interest and dividend income           852          39        1,190      6,390
 Interest expense                      (697)    (28,048)      (6,408)  (138,085)
 Loss on early retirement of note
  receivable                              -           -            -    (57,813)
 Settlement of legal dispute              -     127,012            -    127,012
 Other, net                            (168)         25           16      6,382
                                  ---------------------    --------------------
 Total other (expense) income, net      (13)     99,028       (5,202)   (56,114)
                                  ---------------------    --------------------

(Loss) income before income taxes  (222,954)    (21,061)     639,154   (328,677)

Income tax                                -           -            -          -
                                  ---------------------    --------------------
Net (loss) income                  (222,954)    (21,061)     639,154   (328,677)

Less preferred stock dividends            -      (8,790)           -     (8,790)
                                  ---------------------    --------------------
Net (loss) income available to
 common shareholders             $ (222,954) $  (29,851)  $  639,154 $ (337,467)
                                  =====================    ====================

(Loss) income per share - basic  $    (0.04) $    (0.01)  $     0.10 $    (0.07)
                                  =====================    ====================

(Loss) income per share - fully
 diluted                         $    (0.04) $    (0.01)  $     0.10 $    (0.07)
                                  =====================    ====================
Weighted Average Shares
 Outstanding -
 Basic                            6,257,480   4,865,974    6,152,552  4,665,004
                                  =====================    ====================
Weighted Average Shares
 Outstanding -
 Fully diluted                    6,257,480   4,865,974    6,416,115  4,665,004
                                  =====================    ====================


See accompanying summary of accounting policies and notes to financial statements.

ULTRADATA SYSTEMS, INCORPORATED

Condensed Statements of Cash Flows
Nine months ended September 30, 2004 and 2003 (unaudited)


                                              2004             2003
                                                   (unaudited)
----------------------------------------------------------------------
Cash flows from operating activities:
 Net earnings (loss)                        $  639,152     $ (328,677)
 Adjustments to reconcile net earnings
  (loss) to net cash provided by (used
  in) operating activities
  Depreciation and amortization                 10,780         25,272
  Provision for doubtful accounts                  283            225
  Inventory reserved for obsolescence                -         17,018
  Stock issued for services                     14,495          4,500
  Loss on early settlement of notes receivable       -         57,813
  Non-cash accrued interest receivable               -        (12,397)
  Increase (decrease) in cash due to changes
  in operating assets and liabilities:
   Trade accounts receivable                   395,660          9,452
   Inventories                                 (46,292)       (74,135)
   Prepaid expenses and other current assets   (20,638)        (8,945)
   Accounts payable                           (427,443)       (57,621)
   Accrued expenses                            (28,624)       (39,472)
                                             ---------      ---------
  Net cash provided by (used in) operating
   activities                                  537,373       (406,967)
                                             ---------      ---------

Cash flows from investing activities:
 Proceeds from early settlement of notes
  receivable                                         -        202,517
 Capital expenditures                           (8,206)       (10,150)
                                             ---------      ---------
  Net cash (used in) provided by investing
   activities                                   (8,206)       192,367
                                             ---------      ---------
Cash flows from financing activities:
 Proceeds from stock issued for cash and
  options exercised                              9,061         91,910
 Proceeds from notes payable issued            165,000         91,600
 Preferred dividends paid                            -         (8,790)
 Subscription payments                               -         83,810
 Principal payments on notes payable          (311,202)       (58,477)
                                             ---------      ---------
  Net cash (used in) provided by financing
   activities                                 (137,141)       200,053
                                             ---------      ---------

Net increase (decrease) in cash                392,026        (14,547)

Cash at beginning of period                      2,926         37,842
                                             ---------      ---------
Cash at end of period                       $  394,952     $   23,295
                                             =========      =========

Non-Cash Activities:

 During the nine months ended September 30, 2004, the Company issued
  223,000 shares of common stock valued at $173,940 to satisfy terms of a management consulting contract.

 During the nine months ended September 30, 2003, the Company issued
  683,076 shares of common stock to satisfy convertible debt aggregating to $90,000.

 During the nine months ended September 30, 2004, the Company issued
  273,906 shares of common stock for a note payable of $27,600.



See accompanying summary of accounting policies and notes to condensed financial statements.

                       ULTRADATA SYSTEMS, INCORPORATED
                   Notes to Condensed Financial Statements
                       September 30, 2004 (Unaudited)

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

     In the opinion of management, the information furnished for the three-month and nine-month periods ended September 30, 2004 and 2003, respectively, includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 2004. It is suggested that the interim financial statements be read in conjunction with the audited financial statements for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-25380), from which these statements were derived.

     Use of Estimates

     The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and adjustments by management, with consideration given to materiality. Actual results could vary from those estimates.

Note 1. Inventories

                                September 30,     December 31,
                                   2004               2003
                               --------------------------------
   Raw Materials, net of
    obsolete                    $  50,193          $   3,738
   Finished Goods, net of
    obsolete                       51,694             51,856
                                 --------           --------
   Total                        $ 101,887          $  55,594

   Obsolete inventory on hand   $ 749,866          $ 816,150


Note 2. Prepaid Expenses

     Prepaid expenses consist of the following:

                                September 30,     December 31,
                                   2004               2003
                               --------------------------------
     Prepaid insurance            $  12,529         $   5,166
     Prepaid advertising             13,275                 -
                                    -------           -------
                                  $  25,804         $   5,166
                                    =======           =======


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

Note 4. Income (Loss) Per Share

                              For the three months        For the nine months
                               ended September 30,        ended September 30,
                                2004        2003            2004       2003
                           ------------------------    -----------------------
Basic
 Numerator:
  Net income (loss)         $ (222,954) $  (29,851)     $ 639,154  $(337,467)
                             ---------------------        -------------------
  Numerator for basic
   income (loss) per share  $ (222,954) $  (29,851)     $ 639,154  $(337,467)
                             =====================        ==================
 Denominator:
  Weighted average common
   shares                    6,257,480   4,865,974      6,152,552  4,665,004

  Denominator for basic
   income (loss) per share   6,257,480   4,865,974      6,152,552  4,665,004

  Basic income (loss) per
   share                    $    (0.04) $    (0.01)     $    0.10  $   (0.07)

Fully Diluted
 Numerator:

  Net income (loss)         $ (222,954) $  (29,851)     $ 639,154  $(337,467)
                              --------------------        ------------------
 Numerator for fully
  diluted income (loss)
  per share                 $ (222,954) $  (29,851)     $ 639,154  $(337,467)
                              =====================       ===================
 Denominator:
  Weighted average common
   shares                    6,257,480   4,865,974      6,152,552  4,665,004
  Common stock equivalents           -           -        263,563          -
                             ---------------------      --------------------
  Denominator for fully
   diluted income (loss)
   per share                 6,524,172   4,865,974      6,416,115  4,665,004

  Fully diluted income
   (loss) per share         $    (0.04) $    (0.01)     $    0.10  $   (0.07)

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

Note 7. Common Stock

     A. Employee Stock Options

     During the nine-month period ended September 30, 2004, employees exercised stock options to purchase 100,441 shares of common stock for $7,031.

     B. Director Stock Options

     During the nine-month period ended September 30, 2004, directors exercised stock options to purchase 29,000 shares of common stock for $2,030.

     C. Stock Granted For Consulting Services

     During the nine months ended September 30, 2004, the Company issued 223,000 shares of common stock valued at $173,940 to satisfy terms of a management-consulting contract. The contract is for a period of twelve months.
Therefore, in the quarter ended September 30, 2004, the Company recorded an expense of $14,495. The remaining value of the shares is recorded as an offset to stockholders' equity, which will be amortized over the life of the contract.

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

Note 9. Sales Concentrations

     For the nine-month period ended September 30, 2004, the Company had a concentration of sales with two customers of 68.2% and 17.5%, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


             YOU SHOULD NOT RELY ON FORWARD LOOKING STATEMENTS


     This quarterly report contains a number of forward-looking statements regarding our future prospects. Among the forward-looking statements are descriptions of our plans to introduce new products to the market, to expand our customer base, to develop products based on a GPS/Internet technology, and to continue the Company's profitability. These forward-looking statements are a true statement of our present intentions, but are neither predictions of the future nor assurances that any of our intentions will be fulfilled. Many factors beyond our control could act against Ultradata in its efforts to develop andmarket its products. Among these factors are:

     * The fact that our financial resources are limited and will likely not sustain us for more than one year without continued success of the Road WhizTM product line;

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

OVERVIEW

     The Company mission is to aid the road traveler with useful information with products easy to use and affordable in price. Since 1987 we have been engaged in the business of manufacturing and marketing handheld computers t hat provide travel information. The products are based upon a data compression technology that we developed, portions of which we have patented. Recent developments in communications and speech technology have opened up new opportunities for us to integrate our technology and create new products merging these technologies with our own. The Company is completing development of several new products which are based on adding significant features to the successful Talking Road Navigator such as a Spanish-speaking unit and a voice-recognition unit which allows for hands-free operation.
These new products are consistent with our goal of improved ease of use by the consumer. We completed development of the Spanish- speaking unit in the third quarter, and it should be available for sale by the end of the year.
The voice-recognition unit should be available for sale in early 2005.
The voice recognition product is called the Road Genie Audio Navigation System and represents a quantum jump in user convenience. We believe this product will achieve significant success in 2005.

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

     Each of our consumer products is designed to allow the consumer to access useful information stored in a convenient manner. Our handheld computers generally sell at retail prices between $19.95 and $49.95 per unit. The products have been available in retail mass-market chains, catalogs, credit card inserts and many other channels.

     The goals of the Company's research and development investments are targeted at attaining the right product at the right price. There are over 125 million drivers in the U. S., and there is a great demand for useful, easy-to-access information for convenience and safety on the road. Low-cost products that achieve these benefits have a significant niche in the market-place. Thus far, Management feels the Company has barely penetrated this huge, largely untapped market. The Company expects to continue to exploit this niche over the next few years by bringing the results of merged technologies to bear on the goals stated above with significant impact on Company sales and profits. Ease of use and low cost are major considerations. With the new voice-recognition unit, we believe we are close to tapping this large market.

RESULTS OF OPERATIONS

     Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003

     Cumulative operating results through the third quarter of 2004 were significantly improved when compared to the same period of 2003. Operating results for the third quarter of 2004 were significantly less when compared to the third quarter of 2003 after three consecutive strong quarters. Much of the reduction in sales for the quarter came about due to our major distributor entering a period of uncertainty with new ownership. In addition, their internal difficulties prevented aggressive marketing of our products and they actually eliminated certain sales channels. It is taking time for the Company to adequately replace this distributor; it has had serious effect on the second half of 2004. Management sees this setback as temporary and feels it should have little effect on 2005 results.

     Sales. During the three and nine months ended September 30, 2004, net sales totaled $101,205 and $3,309,260, respectively, compared with $314,763 and $1,112,576, respectively for the same periods in 2003. These figures represent a decrease of 67.9% for the quarter and an increase of 197% for the nine-month period.

     Backlog. As of September 30,2003, the backlog for delivery in the fourth quarter 2004 was $558,722, as compared with $692,730 as of September 30, 2003.

     Gross Profit. Gross profit for the three- and nine-month periods ending September 30, 2004 were 49.0% and 48.5%, respectively comparing favorably to 38.5% and 48.2%, respectively, for the corresponding periods in 2003.

     SG&A Expense. Selling expenses for the three- and nine-month periods ended September 30, 2004 were $26,318 and $183,183, respectively, compared with $48,557 and $100,584, respectively, for the corresponding periods in 2003. As a percent of sales, selling expenses for the periods in 2004 were 26.0% and 5.5%, respectively as compared to 15.4% and 9.0% for the same periods in 2003. The primary reason for the increase in the quarter is the fact that costs associated with producing advertisements for sale of products in the fourth quarter and beyond were incurred in the third quarter 2004. General and administrative expenses for the three- and nine-month periods ended September 30, 2004 were $210,283 and $687,672, respectively, compared with $186,235 and $665,784, respectively, for the corresponding periods in 2003. These figures represent increases of 12.9% and 3.3%, respectively, for the three- and nine-month periods in 2004 versus 2003. The quarter-to-quarter increase is due to a one-time accounting adjustment in 2003 because of outside contract work performed by the Company in 2003. The small increase for the nine-month period reflects our continuing efforts to keep these costs under control.

     R&D Expense. Research and development expenses in the three-month period ended September 30,2004 amounted to $35,957 as compared to $6,561 for the same period in 2003. For the nine-month period, they were $90,941 as compared to $42,066 in the same period in 2003. The quarter increase is the result of adding to our R&D staff in May of 2004, coupled with the fact that during the third quarter of 2003 our R&D personnel were fully engaged in a consulting project that did not result in Company R&D expenses. The development of Talking Road Navigator had been completed and submitted for production. The increase for the nine-month period is the result of the same events and the concentration of efforts in 2004 for the development of new products.

     The Company posted a net loss from operations of ($222,941) for the three-month period ended September 30, 2004, compared to a net loss from operations of ($120,089) for the corresponding period in 2003. For the nine-month period, the Company posted an operating profit of $644,356 compared to an operating loss of ($272,563) for the same period in 2003. The loss for the quarter is due to a lull of orders in the quarter, and the profit for the nine-month period is due to the strong first half of the year and sales of the Talking Road Navigator.

     Other Income. Other income (expense) for the three- and nine-month periods ended September 30, 2004 totaled ($13) and ($5,202), respectively, compared with $99,028 and ($56,114), respectively, for the corresponding periods of 2003. In the third quarter of 2003, the Company received a one-time settlement for a legal dispute that offset the interest expenses that dominated this category in 2003.

     As a result of the foregoing, the Company realized a net loss of ($222,954), or $0.04 per basic and diluted common share, for the three-month period ended September 30, 2003, compared to a net loss to common shareholders of ($29,851), or ($0.01) per basic and diluted common share, for the three-month period ended June 30, 2003. The Company realized a net income of $639,154, or $0.10 per basic and diluted common share, for the nine-month period ended September 30, 2004, compared to a net loss to common shareholders of ($337,467), or ($0.07) per basic and diluted common share, for the nine-month period ended September 30, 2003.

FINANCIAL CONDITION AND LIQUIDITY

     At September 30, 2004, the Company had $394,952 in cash, compared to $2,926 at December 31, 2003. The Company's operating activities in the nine months ended September 30, 2003, provided cash totaling $537,373. In addition to earnings of $639,152, receipts of accounts receivable produced cash of $395,660, offset by paying down $427,443 of accounts payable.

     Net cash used in investing activities included $8,026 for capital expenditures.

     Net cash used in financing activities for the nine-month period ended September 30, 2004, included $311,202 to pay down all outstanding debt, including $165,000 borrowed in the first quarter of 2004, compared with $200,053 provided in the same period of 2003.

     The Company's current ratio at September 30, 2004 was 7.9:1 and its working capital was $658,763. The Company has no material capital commitments at this time. Therefore, if sales revenue is sufficient to offset our fixed operating costs, our working capital will be adequate to support our operations for the forseeable future.

Item 3.  Controls and Procedures

     Monte Ross, our Chief Executive Officer, and Ernest Clarke, our Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of September 30, 2004. Based on their evaluation, they concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to them by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

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

November 12, 2004                               /s/  Monte Ross
                                                --------------------------
                                                Monte Ross, CEO
                                                (Chief executive officer)


                                                /s/  Ernest S. Clarke
                                                --------------------------
                                                Ernest S. Clarke, President
                                                 (Principal financial and
                                                  accounting officer)