Form 10KSB
period 2004-12-31
ULTRADATA SYSTEMS INC
filed 2005-03-17
CIK 931947

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                                FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_____ to_____

                      Commission File Number:   0-25380

                       ULTRADATA SYSTEMS, INCORPORATED
               ----------------------------------------------
               (Name of small business issuer in its charter)

          Delaware                               43-1401158
  -------------------------------------------------------------------------
  (State or other jurisdiction of         (IRS Employer Identification No.)
  incorporation or organization)

         1240 Dielman Industrial Court, St. Louis, MO.       63132
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

   State the issuer's revenues for its most recent fiscal year: $3,970,434

     The aggregate market value at March 4, 2005 of the voting stock held by non-affiliates, based on the closing price as reported by the OTC Bulletin Board, was approximately $3,140,992. The aggregate market value has been computed by reference to a share price of $0.49 (the price at which stock was sold, or the average bid or asked price of such stock on March 4, 2005). All directors, officers, and stockholders owning more than five percent of the outstanding common stock of the Registrant have been deemed "affiliates" for the purpose of calculating such aggregate market value.

     The number of shares outstanding of the issuer's common stock, as of March 4, 2005, was 6,410,187

Transitional Small Business Disclosure Format:      Yes [ ]    No [X]

           DOCUMENTS INCORPORATED BY REFERENCE:        None

             YOU SHOULD NOT RELY ON FORWARD LOOKING STATEMENTS

     This annual report contains a number of forward-looking statements regarding our future prospects. Among the forward-looking statements are descriptions of our plans to introduce new products to the market, to expand our customer base, to develop products for ease of travel, and to return our company to profitability. These forward-looking statements are a true statement of our present intentions, but are neither predictions of the future nor assurances that any of our intentions will be fulfilled. Many factors beyond our control could act against Ultradata in its efforts to develop and market its products. Among these factors are:

     * The fact that our financial resources are minimal and will not sustain us past this year without continued success of the Talking Road Whiz(tm) product line;

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

                                   PART I

ITEM 1. BUSINESS

Overview

     The Company mission is to aid the road traveler with useful information with products easy to use and affordable in price. Since 1987 we have been engaged in the business of manufacturing and marketing handheld computers that provide travel information. The products are based upon a data compression technology that we developed, portions of which we have patented. Recent developments in communications and speech technology have opened up new opportunities for us to integrate our technology and create new products merging these technologies with our own. The Company is completing development of several new products which are based on adding significant features to the successful Talking Road Navigator such as a Spanish-speaking unit and a voice-recognition unit which allows for hands-free operation. These new products are consistent with our goal of improved ease of use by the consumer. The Spanish-speaking unit was completed in 2004 and initial deliveries to customers have been made. The voice-recognition unit should be completed and available for sale in Spring 2005. The voice recognition product is called the Road Genie Audio Navigation System and represents a quantum jump in user convenience. We believe this product will achieve significant success in 2005.

     The Company has sold over 3 million of its low-cost handheld travel computers, demonstrating that there is a market for travel information products. To re-awaken that market with an improved product that speaks, the Company has developed a Talking Road Whiz(tm). Significant deliveries of this product began in September of 2003 and, the Company received significant revenue in the last four months of 2003 from sales of this new addition to its product line. Company earnings in the fourth quarter of 2003 were sufficient to offset losses in the first three quarters of 2003. This success continued in the first two quarters of 2004, which have traditionally been weak quarters for Ultradata. Our growth was stalled, however, in the second half of 2004, when our primary distributor and one significant customer both ceased placing orders. We are now engaged in efforts to replace those lost sales.

     Each of our consumer products is designed to allow the consumer to access useful information stored in a convenient manner. Our handheld computers generally sell at retail prices between $19.95 and $59.95 per unit. The products have been available in retail mass-market chains, catalogs, credit-card inserts, and other channels.

     The goals of the Company's research and development investments are targeted at attaining the right product at the right price. There are over 125 million drivers in the U. S., and there is a great demand for useful, easy-to-access information for convenience and safety on the road. Low-cost products that achieve these benefits have a significant niche in the marketplace. Thus far, Management feels the Company has barely penetrated this huge, largely untapped market. The Company expects to continue to exploit this niche over the next few years by bringing the results of merged technologies to bear on the goals stated above with significant impact on Company sales and profits. Ease of use and low cost are major considerations. With the new voice-recognition unit, we believe we are close to tapping this large market. The introduction of expensive GPS navigation systems has brought more awareness to this category. However, most consumers do not wish to pay over $500 or monthly fees for directions. Our low-cost user-friendly products offer an affordable alternative.

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

     We have achieved a significant advance in the technology in our product with the introduction of the Talking Road Whiz(tm). The unit speaks in a clear, loud, real voice appropriate prompts for the user's next action as well as the information presented on the display. This technological improvement makes the unit easier to use and more attractive to buy, and paves the way for other applications of this new technology such as the new Road Genie(r) Audio Navigation System. This new product enables the user to operate the unit hands-free with eyes on the road. It will recognize voice commands and respond with appropriate recorded voice responses - not computer-generated voice.

     Among the other hand-held products we currently offer are the following:

     Road Whiz(tm) Plus provides complete routing information for over 90 cities, giving driving distances, driving time and detailed directions. A similar product made by Ultradata is sold by one of our major distributors under the name Auto Pilot(tm). Our products are designed to be marketed by mass merchandise retailers.

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

     In 2004, we expected to have the entire year for Talking Road Whiz(tm) sales as compared with only the last four months of 2003. However, market forces and business problems for some of our biggest customers truncated Talking Road Whiz(tm) sales to those customers in the latter half of the year. We are consequently attempting to broaden the markets for our products in 2005 and are taking on the tasks of promoting the products that traditionally have been performed by our customers. This development will add to our marketing costs in 2005 but should permit us to command a higher margin than we could with customers burdened with these tasks and expenses themselves.

     Distribution through mass merchandise channels accounted for almost 75% of our revenue in 2004. We expect that a small group of mass-market channels will continue to be an important source of sales for our handheld computer products. We also expect to increase the share of direct sales as result of these new marketing initiatives mentioned above. The following table identifies the most significant customers on the basis of sales in the past two years as well as other mass-market retailers that carry our products. In 2002, sales emphasis shifted from mass-market retailers to other channels of mass distribution that require far less marketing costs. This approach continued throughout 2003 and 2004.

Channel of Distribution

                           2004 Sales   % of Sales   2003 Sales   % of Sales
                           -------------------------------------------------
Media Solutions Services   $ 2,200,642    55.4%      $ 1,608,052     56.2%
Office Max                 $   560,352    14.1%                -        -
QVC                        $   484,219    12.2%      $   481,619     16.8%
AAA Clubs                  $   162,220     4.1%      $   118,657      4.1%

     Central to the marketing strategy is our effort to develop a variety of distribution paths, so as to maximize our penetration of the potential market for our products. Our 2005 success depends on steering our marketing thrust more to direct sales through TV advertising and to use those inroads to pull sales through retail channels in response to the TV ads.

     The objective of this marketing strategy is an increase in sales revenue and gross margin with attendant increases in selling expenses. With expected success of existing proven products as well as new products soon to be available in the marketplace, we expect to continue the profitability begun in 2003 and exhibited in 2004.

     Manufacturing

     We do not manufacture any of our products. We retain assemblers to manufacture the products. At present, there is one manufacturer to whom we contracted all of our assembly work in 2004. Each year, the manufacturer quotes prices to us based upon estimated annual quantities. Exact pricing is usually good for 90 days. Significant changes in chip prices result in similar changes from our manufacturer. Then we place individual purchase orders for production. Our arrangements with this manufacturer - up to the point of a purchase order - are terminable at will by either party. If the manufacturer becomes unavailable to us, alternate sources would be readily available. Nevertheless, the sudden loss of our manufacturer or unanticipated interruptions or delays from our present manufacturer would likely result in a temporary interruption to our planned operations.

     Backlog

     As of March 4, 2005 our total backlog was $68,147, as compared to $973,865 on March 7, 2004.

     Patents

     We own four patents - two that are utilized in our present Road
Whiz(tm) products. They provide us a technological advantage which, to date, has prevented any similar product from appearing. One patent covers our method of compressing data relating to travel information. This compression technology permits our travel products to store more data on smaller and less expensive memory devices. The second patent covers the methodology that enables our travel devices to account for changes that occur when the traveler crosses a state border. We have another patent involving electronic coupons while traveling that we believe would be valuable for future use in up-scale travel information products.

     We hold two additional patents that have potential utility in the road navigation market. Patent 5,943,653 was awarded in August, 1999 and covers the delivery of electronic coupons in a handheld computer for discounts of services. The technology can be combined with a location function to cause time and site-specific coupons to be delivered to the driver offering, for example, a discount at the upcoming hotel. We would, of course, receive a fee for each customer that the hotel gained in this fashion.

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

Research and Development

     Ultradata performs ongoing research and development, seeking to improve existing products and to develop new products. These activities are primarily conducted at our corporate headquarters, although we periodically engage outside computer system design consultants to expedite the completion of the development and test stages. The success of the Talking Road Whiz(tm) came directly from our R&D efforts, and we plan to carry the product line to the next level of voice recognition. This feature promises to further simplify product use and attract a wider market by requiring less of the user to access valuable information.

     In 2004, the Company incurred $140,507 in research and development costs compared to $63,156 in 2003. Research activities for 2004 were primarily focused on continued development of the Talking Road Whiz(tm) products and the Road Genie(tm) Audio Navigation System. In 2005, we plan to add features to the Road Genie(tm) which will enhance its usefulness to the road traveler. We plan to develop a digital voice recorder feature to be added in late 2005. Further, we have been developing a cell-phone application that would make our software and database available to a cell-phone user who opts to subscribe to this service thought his service provider. We see this channel as a new opportunity for revenue from our patents. Thus, two different paths to enhance profitability will be advanced in 2005: the voice-activated Road Genie(tm) with a digital voice recorder and the cell-phone Road Whiz application.

Employees

     The Company currently has 8 full-time employees, including four officers, all of whom are located at the Company's headquarters in St. Louis, Missouri. The Company employs two people in sales, customer service and shipping, two people in executive management and administration, two people in product development, and two people in inventory management and accounting. None of the Company's employees belongs to a collective bargaining union. In addition, a number of part-time consultants are retained for database research, website development and maintenance, and software development. The Company has not experienced a work stoppage and believes that its employee relations are good.


Item 2. PROPERTIES

     Our headquarters, principal administrative offices, and research and development facilities are located in approximately 5,000 square feet of leased office space in an industrial building located at 1240 Dielman Industrial Court, St. Louis, Missouri. The Company pays a monthly rent plus 16% of all building expenses under a new lease that expires October 31, 2005. The Company maintains no manufacturing operations on site and employs outside contractors to perform all of its manufacturing requirements.

     Aggregate rental expense totaled $45,500 for 2004, compared to $47,299 in 2003. The Company believes that its facilities are adequate for the Company's present and foreseeable requirements.

Item 3. LEGAL PROCEEDINGS

     On February 14, 2005, Ultradata filed suit against Office Max, Inc., in the Circuit Court of St. Louis County, State of Missouri, for the collection of $190,320 outstanding on deliveries for Purchase Orders placed with the Company plus 9% per annum interest from July 18, 2004.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                 PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

    (a) Market Information

    The following table sets forth the prices for the Company's Common Stock (OTC Bulletin Board: ULTR) for the eight quarters starting January 1, 2003 and ending December 31, 2004. Since August 29, 2001 the Common Stock has been quoted on the OTC Bulletin Board. The bid prices quoted reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.



                                    Bid
Quarter Ending               High         Low
                             -----------------
March 31, 2003               0.30         0.13
June 30, 2003                0.16         0.05
September 30, 2003           0.16         0.10
December 31, 2003            0.17         0.12

March 31, 2004               1.52         0.15
June 30, 2004                2.09         1.47
September 30, 2004           1.50         0.57
December 31, 2004            0.91         0.41

     (b)     Shareholders

     At January 31, 2005, there were 124 registered stockholders of record of the Company's Common Stock. Based upon information from nominee holders, the Company believes the number of owners of its Common Stock exceeds 3,000.

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

     (d)     Sale of Unregistered Securities

     The Company did not sell any securities during the 4th quarter of 2004 that were not registered under the Securities Act.

     (e)     Repurchase of Equity Securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2004.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Overview

     The downward sales trend was reversed in 2003 due to the successful introduction of the Talking Road Whiz(tm) in the third quarter of 2003. The success of this new product enabled the Company to overcome losses in the first three quarters of the year with a superb fourth quarter and be profitable for the year. In 2004, this trend continued through the first two quarters of the year. In the second half of the year, sale declined due to internal problems at two of our major customers. We are working to rectify that situation in 2005 by expanding our channels of distribution and introducing new attractive products. Because of our present lean operation, profitability can take place at a lower level of sales than in previous years.

     Results of Operations

     SALES.  Sales for 2004 increased 38.7% to $3,970,434 from $2,863,258 in 2003 due to the success of the Talking Road Whiz(tm) in the first half of 2004. Our plan is to continue to pursue mass-market outlets for both our traditional products as well as new products and to grow sales in this fashion. In addition, we have engaged the services of new representative organizations in an effort to reach new retail sales channels with which they have significant contacts.

     GROSS PROFIT. Because of the increase in sales of new products, our gross profit in 2004 was $1,943,678, or 49.0% of sales, compared to $1,376,716, or 48.1% of sales, in 2003.

     SELLING EXPENSES. During 2004, we incurred $329,137, or 8.3% of sales, in advertising, promotion, and marketing program expenses, as compared to $253,564, or 8.9% of sales, in 2003. The reduced percentage is primarily due to the increased sales base. Our 2005 plan expects an increase in similar selling costs on the order of 12% in pursuit of direct channels and the costs associated with reaching that market.

     RESEARCH AND DEVELOPMENT EXPENSES. Our research and development expenses in 2004 were $140,507 as compared with $63,156 in 2003, an increase of $77,351, or 122.5%. The primary reason for the increase was the fact that an additional engineer was hired to develop the software for the Road Genie(tm), the Spanish Talking Road Navigator, and for other R&D activities. We will continue to perform research and development in our own niche market, leading to improved products. R&D work in early 2005 will be devoted to completing the Road Genie,pursuing other applications of this new speech-recognition technology, and developing the cell-phone Road Whiz.

     GENERAL AND ADMINISTRATIVE EXPENSES. Our G&A expenses were $1,151,439 in 2004 as compared to $876,528 in 2003, representing an increase of $274,911, or 31.4%. This increase is primarily due to the recognition an unexpected bad-debt expense of $170,000 that we are continuing to pursue through legal action. Another source of increased expense is the resumption of our employee matching savings plan that we had suspended throughout most of 2003.

     OTHER EXPENSE. During 2004, other expense was ($4,773) compared to ($73,773) in 2003, a decrease of $69,000, or 93.5%. This reduction was due to the elimination of most of the interest-bearing debt that had burdened this item in 2003.

     NET INCOME. As a result of the foregoing, net income for 2004 was $317,822 as compared to $109,695 for 2003. Net income available to common stockholders for 2004 was $317,822, or $0.05 per basic and diluted share, compared with $104,505, or $0.02 per basic and diluted share in 2003, including $5,190 of preferred dividends.

     Liquidity and Capital Resources

     The Company has achieved a significant increase in its cash position during the year. Cash provided by operations more than offset the cash used in capital expenditures and paying off remaining debt, such that a surplus of $383,040 was added to the cash assets of the Company.

     Disappointing sales in the latter half of 2004 and difficulty collecting a key receivable has put pressure on our cash reserves going into 2005. As a result, we have entered into an agreement with Golden
Gate Investors to provide needed working capital in 2005 in order to promote the Road Genie(tm) and other new products. The specific terms of the arrangement are set forth in Note 15 to our financial statements. The agreement contemplates that Golden Gate Investors will provide us $90,000 per month by purchasing our common stock at a discount to the market price, commencing when the Securities and Exchange Commission declares effective a prospectus that will permit Golden Gate Investors to resell the shares to the public. The transaction, which may involve up to $3,300,000 in additional capital, is likely to put pressure on the market price of our common stock. Without the transaction, however, we would be unable to fund the introduction of Road Genie(tm). Since we are optimistic about the prospects of the Road Genie(tm) to lead the Company to a profitable 2005 and beyond, we believe that the transaction with Golden Gate Investors is in the best interests of Ultradata.

Impact of Accounting Pronouncements

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for 2004, there were estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results. Those were

     *   Estimating returns and allowances

     *   Estimating allowance for doubtful accounts

     *   Estimating reserve for excess and obsolete inventory

     *   Estimating a tax asset valuation allowance

     (1) our determination, detailed in Note 11 to the Financial Statements, that we should record a valuation allowance for the full value of the deferred tax asset created by our net operating loss carryforward. The primary reason for the determination was our lack of certainty as to whether Ultradata would carry on profitable operations in the future, and (2) the reserving of a receivable that has required the Company to file a collection suit. The aging of the receivable from a company undergoing some business problems has led us to be in significant doubt as to its collectibility.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2004.

Estimating returns and allowances

Net revenue consists of product revenue reduced by estimated sales returns and allowances. To estimate sales returns and allowances, we analyze, both when we initially establish the reserve, and then each quarter when we review the adequacy of the reserve, the following factors: historical returns, current economic trends, levels of inventories of our products held by our customers, and changes in customer demand and acceptance of our products. This reserve represents a reserve of the gross margin on estimated future returns and is reflected as a reduction to accounts receivable in the accompanying consolidated balance sheet. Increases to the reserve are recorded as a reduction to net revenue equal to the expected customer credit memo and a corresponding credit is made to cost of sales equal to the estimated cost of the returned product. The net difference, or gross margin, is recorded as an addition to the reserve. Because the reserve for sales returns and allowances is based on our judgments and estimates, particularly as to future customer demand and acceptance of our products, our reserves may not be adequate to cover actual sales returns and other allowances.
If our reserves are not adequate, our future net revenues could be adversely affected.
                                    -9-

Estimating allowance for doubtful accounts

As needed based on specific customers' circumstances affecting his probability of payment, we reserve an allowance for losses we may incur as a result of our customers' inability to make required payments. Any increase in the allowance results in a corresponding increase in our general and administrative expenses. In establishing this allowance, and then evaluating the adequacy of the allowance for doubtful accounts each quarter, we analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. If the financial condition of one or more of our customers deteriorates, resulting in their inability to make payments, or if we otherwise underestimate the losses we incur as a result of our customers' inability to pay us, we could be required to increase our allowance for doubtful accounts which could adversely affect our operating results. We have a case whereby the aging of the receivable from a company undergoing some business problems has led us to be in significant doubt as to its collectibility and has caused us to institute legal proceedings for collection. This situation has caused the allowance to be unusually large in the present financial statements.

Estimating reserve for excess and obsolete inventory

We identify excess and obsolete products and analyze historical usage, forecasted production based on demand forecasts, current economic trends, and historical write-offs when evaluating the adequacy of the reserve for excess and obsolete inventory. This reserve is reflected as a reduction to inventory in the accompanying consolidated balance sheet, and an increase in cost of revenues. If actual market conditions are less favorable than our assumptions, we may be required to take additional reserves, which could adversely impact our cost of revenues and operating results.

Estimating a tax asset valuation allowance

Note 11 to the Financial Statements details our determination that we should record a valuation allowance for the full value of the deferred tax asset created by our net operating loss carryforward. The primary reason for the determination was our lack of certainty as to whether Ultradata would carry on profitable operations in the future.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2004.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 8A.  Controls and Procedures

     Monte Ross, our Chief Executive Officer, and Ernest Clarke, our
Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of December 31, 2004. Based on their evaluation, they concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to them by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Messrs. Ross and Clarke performed their evaluation.

                                 PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists certain information regarding the officers and directors of the Company as of March 10, 2004:

NAME                       AGE        POSITION
---------------------------------------------------------------------
Monte Ross                 72         Chief Executive Officer, Director
Ernest Clarke              65         President & Chief Financial Officer,
                                       Director
Mark L. Peterson           48         Vice President-Engineering, Secretary,
                                       Director
Donald Rattner             72         Director
H. Krollfeifer, Jr.        64         Director
Matthew Klapman            35         Director

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     None of the directors, officers, or beneficial owners of more than 10% of Ultradata's common stock failed to file on a timely basis reports required during 2004 by Section 16(a) of the Exchange Act.

Item 10. EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by, or paid by Ultradata to executives for services rendered in all capacities to Ultradata during each of the last three fiscal years. There was no other executive officer whose total salary and bonus for the fiscal year ended December 31, 2004 exceeded $100,000.


                               Annual           Long-term Compensation
                            Compensation       ------------------------
Name & Position            Year     Salary       Bonus      Other     Options
------------------------------------------------------------------------------
Monte Ross,                 2004   $ 167,880    $     -    $     -       (3)
  Chief Executive Officer   2003   $ 157,367    $     -    $     -
                            2002   $ 152,938    $     -    $     -       (1)

Ernest Clarke               2004   $ 111,040    $     -    $     -       (4)
  President                 2003   $ 103,695    $     -    $     -
                            2002   $ 103,783    $     -    $     -       (2)

Mark Peterson               2004   $ 101,152    $     -    $     -       (6)
 Vice President-Engineering 2003   $  93,101    $     -    $     -
                            2002   $  97,877    $     -    $     -       (5)

(1) During 2002 the Board's Stock Option Committee awarded Mr. Ross options to purchase 121,813 shares of Common Stock at an exercise price of $.07.

(2) During 2002 the Board's Stock Option Committee awarded Mr. Clarke options to purchase 66,423 shares of Common Stock at an exercise price of $.07.

(3) During 2004 the Board's Stock Option Committee awarded Mr. Ross options to purchase 25,000 shares of Common Stock at an exercise price of $.72.

(4) During 2004 the Board's Stock Option Committee awarded Mr. Clarke options to purchase 25,000 shares of Common Stock at an exercise price of $.72.

(5) During 2002 the Board's Stock Option Committee awarded Mr. Peterson options to purchase 87,511 shares of Common Stock at an exercise price of $.07.

(6) During 2004 the Board's Stock Option Committee awarded Mr. Peterson options to purchase 30,000 shares of Common Stock at an exercise price of $.72.


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

     The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer and Chief Financial Officer during the year ended December 31, 2004 and those options held by each of them on December 31, 2004.

                       Option Grants in the Last Fiscal Year

                                Percent
                                of total
                Number of       options
                securities      granted to
                underlying      employees       Exercise
                option          in fiscal       Price           Expiration
Name            granted         year            ($/share)       Date
---------------------------------------------------------------------------
M. Ross           25,000            25           $.72           12/11/2014

E. Clarke         25,000            25           $.72           12/11/2014



                    Aggregated Fiscal Year-End Option Values

                    Number of securities underlying   Value of
                    unexercised in-the-money          unexercised options at
                    options at fiscal year-end ($)    fiscal year-end (#)
Name                (All exercisable)                 (All exercisable)
----------------------------------------------------------------------------
M. Ross                  146,813                             $43,853
E. Clarke                 91,423                             $23,912


Remuneration of Directors

     Outside Directors receive $500 per meeting and are reimbursed for out-of-pocket expenses incurred on the Company's behalf. From time to time they are granted stock and options as recommended and approved by the inside directors. During 2004, the outside directors each received 4,000 options for Ultradata common stock with a strike price of $.72 that are exercisable within ten years.

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

     There are 6,410,187 shares of our common stock outstanding at March 4, 2005. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include:

     * shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days, and

      We do not, however, include these "issuable" shares in the outstanding shares when we compute the percent ownership of any other person.

Name and             Amount and
Address of           Nature of               Percentage
Beneficial           Beneficial              of Outstanding
Owner (1)            Ownership               Shares (12)
-----------------------------------------------------------
Monte Ross             485,813(2)                7.4%

Ernest Clarke          222,275(3)                3.4%

Mark Peterson          254,893(4)                3.9%

Donald Rattner          66,000(5)                1.1%

H. Krollfeifer, Jr.     32,000(6)                0.5%

Matthew Klapman         16,500(7)                0.3%

All officers and
directors as a
group (6 persons)    1,077,481(8)               15.9%

Harley Brixey        1,385,000(9)               21.6%
4389 Winding Oaks
 Drive,
Mulberry, FL 33860

(1) Unless otherwise indicated, the address of each of these shareholders is c/o Ultradata Systems, Incorporated, 1240 Dielman
Industrial Court, St. Louis, Missouri 63132

(2) Includes 100,000 shares owned by the Harriet Ross Revocable Trust, and 174,000 shares owned by the Monte Ross Revocable Trust. Also includes options to purchase 146,813 shares.

(3) All shares are owned jointly with Mr. Clarke's spouse. Also includes options for 91,423 shares.

(4)  Includes options for 62,000 shares.

(5)  Includes options for 29,000 shares.

(6) Includes 24,000 shares owned by D&H Enterprises, Inc., of which Mr. Krollfeifer is a principal. Also includes options for 4,000 shares.

(7)  Includes options for 4,000 shares.

(8)  Includes options for 371,747 shares.

(9)  As reflected on a Form 144 filed on January 2, 2004.

Stock Option Plans

        The information set forth in the table below regarding equity compensation plans (which includes individual compensation arrangements) was determined as of December 31, 2004.

Equity Compensation Plan Information


                              Number of                          Number of
                              securities      Weighted           securities
                              to be           average            remaining
                              issued upon     exercise           available
                              exercise of     price of           for future
                              outstanding     outstanding        issuance
                              options,        options,           under equity
                              warrants        warrants           compensation
                              and rights      and rights         plans
------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders............            280,747           $.14                  0

Equity compensation plans not
approved by security
holders............            116,000*          $.72                  -
                             ---------------------------------------------

  Total.....................   427,663           $.17                  0

  * Represents non-qualified stock options given to the Company's outside directors and employees in 2004. The options expire on December 11, 2014.

     We have two stock option plans: the 1994 Incentive Stock Option Plan and the 1996 Incentive Stock Option Plan, both of which were approved by our shareholders. The material terms of the Plans are identical. In aggregate, the Plan authorize the issuance of options for 500,000 shares, all of which have been issued. Of those, options have been exercised to purchase 94,523 shares of common stock. These plans have now expired.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

Item 13. EXHIBITS, LIST, AND REPORTS

(a)  Financial Statements

     List of Financial Statements Under Item 7 of this Report:

     Report of Independent Registered Public Accounting Firm

       Balance Sheet as of December 31, 2004.

       Statements of Operations for each year in the two-year period ended December 31, 2004.

       Statements of Stockholders' Equity for each year in the two-year period ended December 31, 2004.

       Statements of Cash Flows for each year in the two-year period ended December 31, 2004.

       Notes to Financial Statements for each year in the two-year period ended December 31, 2004.

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

10-b.	1994 Stock Option Plan.(1)

10-c	Amended and Restated 1996 Stock Option Plan - filed as an Exhibit to the Company's Registration Statement on Form S-8 (333-32098) and incorporated herein by reference.

10-d.	Employment Agreement with Monte Ross.(1)

10-d(1) Extended Employment Agreement between the Company and Monte Ross (2)

10-e.	Employment Agreement with Mark L. Peterson.(1)

10-e(1) Extended Employment Agreement between the Company and Mark L.
        Peterson (2)

10-f.	Employment Agreement with Ernest Clarke.(1)

10-f(1) Extended Employment Agreement between the Company and Ernest Clarke (2)

10-g.	Royalty Agreement dated September 14, 1989, between the Company and
        Leonard Missler.(1)

10-g(1) Modification Agreement dated November 4, 1995, to Royalty Agreement dated September 14, 1989, between the Company and Leonard Missler. (1)

10-h	Option Agreement between the Company and Influence Incubator, L.L.C.
        dated May 30, 2000 - filed as an exhibit to the Company's Current Report on Form 8-K dated May 30, 2000 and incorporated herein by reference.

10-i	Securities Purchase Agreement dated February 14, 2005 between
        Ultradata Systems and Golden Gate Investors, Inc. (3)

10-j	63/4% Convertible Debenture dated February 14, 2005 issued to Golden
        Gate Investors, Inc. (3)

10-k	Warrant to Purchase Common Stock dated February 14, 2005 issued to
        Golden Gate Investors, Inc. (3)

10-l	Addendum to Convertible Debenture and Securities Purchase Agreement (3)

21.	Subsidiaries - None.

31.	Rule 13a-14(a) Certification

32.	Rule 13a-14(b) Certification

(1)	Previously filed as an exhibit to the Company's Registration
        Statement on Form SB-2 (33-85218 C) and incorporated herein by reference.

(2)	Previously filed as an Exhibit to Form 10-KSB for the year ended
        December 31, 1997, and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Current Report on Form 8-K dated February 17, 2005 and incorporated herein by reference.

     Reports on Form 8-K:

        None

Item 14. Principal Accountant Fees and Services

     Audit Fees

     Webb & Company, P.A. billed $15,117.00 to the Company for professional services rendered for the audit of our 2004 financial statements and review of the financial statements included in our 2004 10-QSB filings. Webb & Company, P.A. billed $8,900.00 to the Company for professional services rendered for the audit of our 2003 financial statements and review of the financial statements included in our 3rd quarter 10-QSB.

     Audit-Related Fees

     Webb & Company, P.A. billed $397.00 to the Company in 2004 for assurance and related services that are reasonably related to the performance of the 2004 audit or review of the quarterly financial statements. Webb & Company, P.A. billed $0.00 to the Company in 2003 for assurance and related services that are reasonably related to the performance of the 2003 audit or review of the quarterly financial statements.

     Tax Fees

     Webb & Company, P.A. billed $700.00 to the Company in 2004 for professional services rendered for tax compliance, tax advice and tax planning. Webb & Company, P.A. billed $0.00 to the Company in 2003 for professional services rendered for tax compliance, tax advice and tax planning.

     All Other Fees

     Webb & Company, P.A. billed $0.00 to the Company in 2003 for services not described above.

     It is the policy of the Company's Audit Committee that all services other than audit, review or attest services, must be pre-approved by the Audit Committee. All of the services described above were approved by the Audit Committee.

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of:
Ultradata Systems, Inc.

We have audited the accompanying balance sheet of Ultradata Systems, Inc. as of December 31, 2004, and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Ultradata Systems, Inc. as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, a major customer of the Company has experienced deteriorating operations during 2004 and during the second quarter ceased ordering products from the Company. This customer accounted for 55.4% of sales during 2004. In addition the Company terminated its agreements with AAA for the sale of its products using the AAA logo to AAA retail locations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 13. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.




WEBB & COMPANY, P.A.


Boynton Beach, Florida
March 5, 2005

                      ULTRADATA SYSTEMS, INCORPORATED
                               BALANCE SHEET
                          AS OF DECEMBER 31, 2004

      ASSETS

CURRENT ASSETS

Cash                                          $   385,966
Trade accounts receivable,
 net of allowance for doubtful accounts
 of $179,575                                       38,459
Inventories, net                                   89,890
Prepaid expenses                                   41,515
                                                 --------
Total Current Assets                              555,830

PROPERTY AND EQUIPMENT - NET                       30,458

OTHER ASSETS                                        5,444
                                                 --------

TOTAL ASSETS                                  $   591,732
                                                 ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                              $   126,019
Accrued liabilities                                55,967
                                                 --------
TOTAL CURRENT LIABILITIES                         181,986
                                                 --------

STOCKHOLDERS' EQUITY
 Preferred stock, $0.01 par value,
  4,996,680 shares authorized,
  none issued and outstanding                           -
 Series A convertible preferred
  stock, 3,320 shares authorized,
  none issued and outstanding                           -
 Common stock, $0.01 par value,
  10,000,000 shares authorized,
  6,410,187 issued and outstanding                 64,102
 Additional paid-in capital                     9,121,022
 Accumulated deficit                           (8,659,418)
 Deferred stock compensation                     (115,960)
                                                ---------
TOTAL STOCKHOLDERS' EQUITY                        409,746
                                                ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   591,732
                                                =========

See accompanying notes to financial statements.
                                                                FS-2

                       ULTRADATA SYSTEMS, INCORPORATED
                           STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                 2004              2003
                                             -----------      ------------

NET SALES                                    $ 3,970,434      $  2,863,258

COST OF SALES                                  2,026,756         1,486,542
                                               ---------         ---------
GROSS PROFIT                                   1,943,678         1,376,716
                                               ---------         ---------
OPERATING EXPENSES
 Selling                                         329,137           253,564
 General and administrative                    1,151,439           876,528
 Research and development                        140,507            63,156
                                               ---------         ---------
Total Operating Expenses                       1,621,083         1,193,248
                                               ---------         ---------

OPERATING INCOME                                 322,595           183,468

OTHER INCOME (EXPENSE)
 Interest and dividend income                      1,620             6,402
 Interest expense                                 (6,408)         (155,801)
 Loss on early retirement of note receivable           -           (57,813)
 Settlement of legal dispute                           -           127,000
 Other, net                                           15             6,439
                                               ---------         ---------
Total Other Income (Expense)                      (4,773)          (73,773)
                                               ---------         ---------

INCOME BEFORE INCOME TAX EXPENSE                 317,822           109,695

Income tax expense                                     -                 -
                                               ---------         ---------
NET INCOME                                    $  317,822        $  109,695
                                               =========         =========
INCOME PER SHARE
 Net income                                   $  317,822        $  109,695
 Preferred stock dividends                             -            (5,190)
                                               ---------         ---------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS   $  317,822        $  104,505
                                               =========         =========

Income per share - basic and diluted          $     0.05        $     0.02
Weighted average shares outstanding -          =========         =========

 basic and diluted                             6,225,304         4,872,026
                                               =========         =========

See accompanying notes to financial statements.
                                                                FS-3

                        ULTRADATA SYSTEMS, INCORPORATED
                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                              Notes
                                                              Receivable                                               Total
                                                  Additional  for                                        Deferred      Stockholder'
               Preferred Stock    Common Stock    Paid-in     Common      Treasury Stock   Accumulated   Stock         Equity
               Shares  Amount   Shares    Amount  Capital     Stock       Shares  Amount   Deficit       Compensation  (Deficiency)
----------------------------------------------------------------------------------------------------------------------------------

Balance at
 December
 31, 2002        16  $ 16,000  4,224,456  $42,244  $9,631,750  $(102,369) 326,171 $(942,311) $(9,086,935)  $    -     $ (441,621)

Conversion of
 preferred
 stock to note
 payable        (16)  (16,000)    (8,790)                                                                                (24,790)

Conversion of
 notes payable
 to common
 stock                         1,372,555   13,726     141,494                                                            155,220

Issuance of
 common stock
 to non-employee
 for services
 performed                        30,000     300        4,200                                                              4,500

Exercise of
 employee stock
 options                           3,000      30          180                                                                210

Stock issued as
 part of short-
 term loan
 offering                        480,000   4,800       86,900                                                             91,700

Payments on notes
 receivable to
 purchase
 common stock                                                    102,369                                                 102,369

Retirement of
 treasure
 shares                         (326,171) (3,262)    (939,049)           (326,171)  942,311                                    -

Net income, 2003                                                                                 109,695                 109,695
                     -----------------------------------------------------------------------------------------------------------
Balance at
 December 31, 2003   -      -  5,783,840   57,838    8,916,685         -        -        -    (8,977,240)                 (2,717)

Conversion of
 notes payable
 to common
 stock                           273,906    2,739       24,861                                                            27,600

Issuance of
 common stock
 to non-
 employee for
 services
 performed                       223,000    2,230      171,710                                               (115,960)    60,010

Exercise of
employee stock
options                          100,441    1,005        6,026                                                             7,031

Exercise of
director stock
options                           29,000      290         1740                                                             2,030

Net income, 2004                                                                                 317,822                 317,882
                     -----------------------------------------------------------------------------------------------------------
Balance at
December 31, 2004    -  $   -  6,410,187  $64,102   $9,121,022  $      -        -   $      - $(8,659,418)  $ (115,960) $ 409,746
                     ===========================================================================================================



See accompanying notes to financial statements                  FS-4


                        ULTRADATA SYSTEMS, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                           2004               2003
                                         --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $  317,822        $  109,695
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:

  Depreciation and amortization             14,976            32,308
  Write-down of inventory                   30,457            17,673
  Stock issued for services                 57,980             4,500
  Loss on early settlement of notes
   receivable                                    -            57,813
  Provision for doubtful accounts          176,848              (693)
  Non-cash accrued interest receivable           -           (12,397)
  Changes in assets and liabilities:
   Trade accounts receivable, net          412,182          (485,198)
   Inventories                             (64,752)           29,219
   Prepaid expenses and other assets       (36,349)             (604)
   Accounts payable                       (334,682)          182,872
   Accrued liabilities                     (34,826)          (98,032)

  Net Cash Provided By (Used In)         ---------          --------
   Operating Activities                    539,656          (162,844)
                                         ---------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from early settlement of
  notes receivable                               -           202,517
 Capital expenditures                      (19,475)          (12,834)

  Net Cash (Used In) Provided By         ---------          --------
   Investing Activities                    (19,475)          189,683
                                         ---------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercising stock options      9,061                 -
 Payments on notes payable                (311,202)         (338,844)
 Dividends paid to preferred
   stockholders                                  -            (8,790)
 Proceeds from notes payable               165,000            91,600
 Proceeds from sale of common stock              -            91,910
 Payments received on subscriptions, net         -           102,369
                                         ---------          --------
  Net Cash Used In Financing Activities   (137,141)          (61,755)
                                         ---------          --------
NET INCREASE (DECREASE) IN CASH            383,040           (34,916)

CASH - BEGINNING OF YEAR                     2,926            37,842
                                         ---------          --------
CASH - END OF YEAR                      $  385,966        $    2,926
                                         =========          ========


SUPPLEMENTAL DISCLOSURE OF CASH-FLOW
 INFORMATION
 Interest paid during the year          $    6,408        $   48,204

                                                                FS-5
                        ULTRADATA SYSTEMS, INCORPORATED
                           STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2004, a portion of the notes payable in the amount of $27,600 was converted to 273,906 shares of common stock.

During 2003, a portion of the notes payable in the amount of $155,220 was converted to 1,312,535 shares of common stock.

During 2003, the Company retired 326,171 shares of Treasury Stock with a cost of $942,311.
                                                                FS-6
                       ULTRADATA SYSTEMS, INCORPORATED
                        NOTES TO FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2004 AND 2003

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

(C) Cash and Cash Equivalents

Cash includes deposits at financial institutions with maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2004, the Company had approximately $285,800 in cash balances at financial institutions which were in excess of the FDIC insured limits.

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

(F) Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. The Company capitalizes certain software development costs in accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Costs of Software Developed or Obtained for Internal Use." Depreciation is provided using the straight-line basis over the estimated useful lives of the assets, generally five years. Leasehold improvements are amortized over the shorter of the term of the related lease or their useful life. Expenditures for maintenance and repairs are charged to expense as incurred. The Company continually reviews property and equipment to determine that the carrying values are not impaired.

                                                                FS-7
                       ULTRADATA SYSTEMS, INCORPORATED
                        NOTES TO FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2004 AND 2003

(G) Long-Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 "Accounting for Goodwill and Other Intangible Assets" and "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 142 and 144"). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

(H) Advertising

The Company expenses the production costs of advertising the first time advertising takes place, except for direct response advertising, which is capitalized and amortized over its expected period of future benefits. Advertising expense totaled $95,664 and $60,950 for the years ended December 31, 2004 and 2003, respectively.

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

(K) Research and Development Costs

      Research and development costs consist primarily of expenditures incurred bringing a new product to market or significantly enhancing existing products. The Company expenses all research and development costs as they are incurred unless they are associated with the development of tools or processes for production used in-house rather than for product delivered to a customer.
                                                                FS-8
                       ULTRADATA SYSTEMS, INCORPORATED
                        NOTES TO FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2004 AND 2003

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

(N) Income Per Share

     Basic and diluted income per share is calculated by dividing net income for the period (plus preferred stock dividends) by the weighted average number of shares of common stock outstanding during the period. The assumed exercise of stock options and warrants is only included in the calculation of diluted earnings per share, if dilutive (see Note
10).

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

(P) New Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4"" SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29," and SFAS No. 123 (revised 2004), "Share-Based Payment," were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.
                                                                FS-9
                       ULTRADATA SYSTEMS, INCORPORATED
                        NOTES TO FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2004 AND 2003

(Q) Business Segments

The Company applies Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related
Information." The Company operates in one segment and therefore segment information is not presented.

NOTE 2	INVENTORIES

Inventories (net) at December 31, 2004 consist of the following:

                       Raw materials        $  4,966
                       Finished goods         84,924
                                             -------
                                            $ 89,890
                                             =======

At December 31, 2004, the Company has reserved $738,826 for obsolete inventory. During 2004 and 2003, the Company recognized an impairment of $30,456 and $17,673 respectively.

NOTE 3	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 consist of the following:

       Research and development equipment   $  39,997
       Tooling and test equipment              86,112
       Office furniture and equipment         219,025
       Sales displays                          52,101
       Leasehold improvements                  29,989
                                             --------
                                              427,224
       Less accumulated depreciation and
        amortization                         (396,766)
                                             --------
                                            $  30,458
                                             ========

Depreciation and amortization expense for the years ended December 31, 2004 and 2003 totaled $14,976 and $32,308, respectively.

                                                                FS-10
                       ULTRADATA SYSTEMS, INCORPORATED
                        NOTES TO FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2004 AND 2003

NOTE 4	ACCRUED LIABILITIES

Accrued liabilities at December 31, 2004 consist of the following:

      Accrued payroll and related expenses      $ 10,961
      Accrued vacation                            24,224
      Accrued expenses                            19,818
      Other accrued liabilities                      964
                                                 -------
                                                $ 55,967
                                                 =======
NOTE 5	NOTES PAYABLE

On January 8, 2004, all remaining convertible debt was retired by payment in full of the outstanding balance including all accrued interest. Between January 1, 2004, and January 8, 2004, a portion of the notes payable in the amount of $27,600 was converted to 273,906 shares of common stock. (See Note 8).

On January 7, 2004, the Company issued a nine-month note payable in the amount of $150,000. The note earned interest at 12% APR and is unsecured. The note was fully repaid during 2004.

During 2004, the Company received a loan of $15,000 from its Chief Executive Officer to fund operations with no interest. The outstanding balance of the loan was paid in full as of March 31, 2004.

Interest expense for the years ended December 31, 2004 and 2003 was $6,408 and $155,801, respectively.

NOTE 6  COMMITMENTS AND CONTINGENCIES

(A) Operating Lease

The Company renewed its operating lease whereby it reduced the size of its corporate facilities as of November 1, 2001. The lease is an operating lease, which expires October 31, 2005. The Company pays monthly rent of $3,779, plus 16% of all building expenses.

Future minimum lease payments under the operating lease at December 31, 2004, consist of the following:

                           Year         Amount
                          ------       --------
                           2005        $ 37,790

Rent expense totaled $45,500 and $47,299 for the years ended December 31, 2004 and 2003, respectively.

                                                                FS-11
                       ULTRADATA SYSTEMS, INCORPORATED
                        NOTES TO FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2004 AND 2003

(B) Royalty Agreements

On September 14, 1989, the Company entered into a twenty-year royalty agreement relating to its ROAD WHIZ product. After the sale of 20,000 ROAD WHIZ units, the agreement thereafter provides for a 1% royalty payment on net sales of the ROAD WHIZ product and 0.5% on the Company's other products that incorporate the ROAD WHIZ database. Royalty payments are made quarterly until September 13, 2009. During the years ended December 31, 2004 and 2003, royalty expense totaled $35,799 and $26,693, respectively.

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

In January 2004, the Company reached an agreement with AAA National to terminate the existing agreement for private branding of the AAA
Talking Road Navigator(tm) as of March 27, 2004. This termination occurred at the request of AAA National for internal business reasons and not for cause or non-performance by the Company, in accordance with the terms for cancellation of the agreement by either party.

In May 2004, AAA notified the Company that it does not intend to renew the marketing agreement on the AAA TripWizard. The Company, per terms of the agreement, can continue to market the product and divest itself of its inventory during 2005.

During the years ended December 31, 2004 and 2003, AAA royalty expense for both products totaled $45,837 and $39,821, respectively.

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

                                                                FS-12
                       ULTRADATA SYSTEMS, INCORPORATED
                        NOTES TO FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2004 AND 2003

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

In 2004, the Company paid $510 in interest, accrued $855 in credits, and retired the balance of $26,802 in May 2004.

During the years ended December 31, 2004 and 2003, royalty expense totaled $8 and $138, respectively.

(D) Stanton Walker Consulting Agreement

In September 2004, the Company signed a business advisory and consulting services agreement with New York-based Stanton Walker & Company. Stanton Walker will assist in the development of certain strategic initiatives of the Company. These initiatives include opening discussions with several companies regarding licensing arrangements, joint ventures or distribution arrangements. Stanton

                                                                FS-13
                       ULTRADATA SYSTEMS, INCORPORATED
                        NOTES TO FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2004 AND 2003


Walker's work will include due diligence, structuring transaction terms and providing consulting services throughout the process.
Stanton Walker will also seek potential acquisition candidate companies that fit Ultradata Systems' business objectives.

Stanton Walker & Company provides a full range of strategic operational, marketing, financial advisory and M & A services to public companies. While they provide assistance in a wide array of industries, Stanton Walker is especially interested in working with companies where their products and/or services appear to offer the company's stakeholders an opportunity for a significant return.

Stanton Walker were issued 223,000 shares of Ultradata Common Stock with a prevailing market value on the date of the agreement of $173,940 in payment for their services. The Company is amortizing the compensation expense over the 12-month life of the agreement. As of December 31, 2004, the Company recognized $57,980 of the consulting expense related to the agreement and recorded deferred consulting fees of $115,960.

NOTE 7	STOCKHOLDERS' EQUITY (DEFICIENCY)

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

During 2003, an aggregate of 480,000 shares of common stock were issued for cash of $91,700 to holders of short-term notes.

During 2003, a director exercised 3,000 common stock options for cash of $210.

During 2004, a portion of the notes payable in the amount of $27,600 was converted to 273,906 shares of common stock. No gain or loss was recognized on this transaction.

During 2004, a director exercised 29,000 common stock options for cash of $2,030.

During 2004, 223,000 shares were issued to a consultant for services rendered (see Note 6).
During 2004, employees exercised 100,441 common stock options for cash of $7,031.

(B) Convertible Preferred Stock

(i)	Original Terms
                                                                FS-14
                       ULTRADATA SYSTEMS, INCORPORATED
                        NOTES TO FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2004 AND 2003

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

NOTE 8	STOCK OPTIONS AND WARRANTS

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

During the year ended December 31, 2004, the Company granted 112,000 stock options to certain employees and directors. The Company

                                                                FS-15
                       ULTRADATA SYSTEMS, INCORPORATED
                        NOTES TO FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2004 AND 2003

applies APB Opinion No. 25 and related interpretations in accounting for stock options issued to employees. Accordingly, no compensation cost has been recognized for options issued to employees. Had compensation cost been determined based on the fair market value at the grant date, consistent with SFAS 123, the Company's net income would have changed to the pro-forma amounts indicated below.




                                               2004            2003
Net income available to                     ----------      ----------
common shareholders
                         As Reported        $  317,822      $  104,505
                         Pro Forma          $  239,552      $  104,505

Basic and diluted income
per share
                         As Reported        $     0.05      $     0.02
                         Pro Forma          $     0.04      $     0.02

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004: dividend yield of zero; expected volatility of 132%, risk-free interest rate of 5.40%; expected lives of five years for both plans.

A summary of the status of Company's two fixed stock option plans as of December 31, 2004 and 2003, and the changes during the years then ended is presented below:

                                            2004                  2003
                                 ----------------------   -------------------
                                              Weighted               Weighted
                                              Average                Average
                                              Exercise               Exercise
Fixed Options                       Shares    Price        Shares    Price
-----------------------------    --------------------------------------------
Outstanding at beginning of
 year                             392,188      $0.14       392,188    $0.14
Cancelled                               -          -             -        -
Granted                                 -      $   -             -    $   -
Forfeited                               -      $   -             -    $   -
Expired                           (11,000)     $2.00             -    $   -
Exercised                        (100,414)     $ .07             -    $   -
                                  -------      -----       -------    -----
Outstanding at end of year        280,747      $0.10       392,188    $0.14
                                 ========      =====       =======    =====

Options exercisable at year end   282,405                  399,785
                                  =======                  =======
Weighted average fair value
of options granted to
employees during the year        $      -                 $      -
                                  =======                  =======

                                                                FS-16
                       ULTRADATA SYSTEMS, INCORPORATED
                        NOTES TO FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2004 AND 2003




                 Options Outstanding                       Options Exercisable
------------------------------------------------------    ----------------------
                                Weighted
                 Number         Average       Weighted     Number       Weighted
Range of         Outstanding    Remaining     Average      Exercisable  Average
Exercise         at December    Contractual   Exercise     at December  Exercise
Price            31, 2004       Life          Price        31, 2004     Price
--------------------------------------------------------------------------------
$0.00 - 0.99      275,747        2.5          $0.07        275,747      $0.07

 1.00 - 1.99        5,000        1.0           1.50          5,000       1.50

 2.00 - 2.99            -          -              -              -          -

 3.00 - 3.99            -          -              -              -          -

 4.00 - 4.99            -          -              -              -          -

 5.00 - 5.56            -          -              -          1,658          -
                  -----------------------------------------------------------
                  280,405       2.47           0.10        280,405       0.10
                  ===========================================================

------------------------------------------------------    ----------------------
                                Weighted
                 Number         Average       Weighted     Number       Weighted
Range of         Outstanding    Remaining     Average      Exercisable  Average
Exercise         at December    Contractual   Exercise     at December  Exercise
Price            31, 2003       Life          Price        31, 2003     Price
--------------------------------------------------------------------------------
$0.00 - 0.99      376,161        4.0         $ 0.07         376,161     $0.07

1.00 -  1.99        5,000        2.0           1.50           5,000      1.50

2.00 -  2.99       11,000        0.8           2.00          11,000      2.00

3.00 -  3.99            -          -              -               -         -

4.00 -  4.99            -          -              -               -         -

5.00 -  5.56            -          -              -               -         -
                  -----------------------------------------------------------
                  392,188        3.88          0.18         405,477      0.14
                  ===========================================================

                                                                FS-17
                       ULTRADATA SYSTEMS, INCORPORATED
                        NOTES TO FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2004 AND 2003

(B) Non-Qualified Stock Options Issued and Outstanding

                                                      2004         2003
                                                    --------     --------
Stock options issued to a technical
consultant at various times in the past.
The term of the options is five years
expiring in 2005 and 2006.  The options are
exercisable at an average price of $2.53 per
share.                                                6,818        6,818

Stock options issued to a former affiliate.
The term of the option is five years
expiring May 9, 2005.  The options are
exercisable at $4.00 and $5.00 per share.           300,000      300,000

Stock options issued to directors for
services rendered.  The term of the options
is five years expiring November 18, 2007.
The options are exercisable at $0.07 per
share.                                                4,000       33,000

Stock options issued to directors for
services rendered.  The term of the options
is five years expiring December 11, 2009.
The options are exercisable at $0.72 per
share.                                               12,000            -

Stock options issued to employees.  The term
of the options is ten years expiring
December 11, 2014.  The options are
exercisable at $0.72 per share.                     100,000            -

                                                   --------     --------
Total                                               422,818      339,818
                                                   ========     ========

NOTE 9	INCOME PER SHARE

A reconciliation of the numerator and denominator of the income per share calculations is provided for all periods presented. The numerator and denominator for basic and diluted income per share for the years ended December 31, 2004 and 2003, is as follows:

Basic and fully diluted                              2004          2003
Numerator:                                        ---------      ---------
 Net income                                      $  317,822     $  109,695
 Preferred Stock Dividends (a)                            -         (5,190)
                                                   --------       --------
Numerator for basic and diluted income per
 share                                           $  317,822     $  104,505
 Denominator:
  Weighted average common shares                  6,225,304      4,872,026
  Denominator for basic and diluted income per
   share                                          6,225,304      4,872,026
                                                  ---------      ---------

Basic and diluted income per share               $     0.05     $     0.02
                                                  =========      =========

(a) See Note 7(B)

                                                                FS-18
                       ULTRADATA SYSTEMS, INCORPORATED
                        NOTES TO FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2004 AND 2003

NOTE 10	INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2004 and 2003 consist of the following:

                                                     2004
                                      Current      Deferred      Total
                                      ---------------------------------
Federal                               $     -      $     -      $     -
State                                       -            -            -
                                       ------       ------       ------
                                      $     -      $     -      $     -
                                       ======       ======       ======


                                                     2003
                                      Current      Deferred      Total
                                      ---------------------------------
Federal                               $     -      $     -      $     -
State                                       -            -            -
                                       ------       ------       ------
                                      $     -      $     -      $     -
                                       ======       ======       ======
Income tax expense for the years ended December 31, 2004 and 2003 differed from amounts computed by applying the statutory U. S.
federal corporate income tax rate of 34% to income before income tax benefit as a result of the following:


                                                     2004         2003
                                                 -------------------------
Expected income tax (benefit) expense             $ 108,059     $ 37,296

Increase (decrease) in income taxes
 resulting from:

 Valuation allowance decrease                      (106,804)     (36,880)
 Nondeductible expenses for federal
  income tax purposes                                (1,256)        (416)
                                                   --------      -------
Income tax expense (benefit)                      $       -     $      -
                                                   ========      =======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2004 and 2003 include the following:

                                                     2004           2003
Deferred tax assets:                              -----------    ----------
 Net operating loss carryforward                  $ 3,347,346   $ 3,454,150
 Note receivable reserved for financial
   reporting Purposes                                       -             -

                                                                FS-19
                       ULTRADATA SYSTEMS, INCORPORATED
                        NOTES TO FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2004 AND 2003


 Notes and accounts receivable reserves                 5,475         5,475
 Inventory reserves, principally due to
  accruals for financial reporting
  purposes and basis differences                      277,491       277,491
 Other                                                      -             -
                                                    ---------     ---------
 Total deferred tax assets                          3,630,312     3,989,776
                                                    ---------     ---------
Deferred tax liabilities
 Property, plant and equipment, principally
  due to differences in depreciation basis            (10,837)      (12,385)
                                                    ---------     ---------
 Total deferred tax liabilities                             -       (12,385)
                                                    ---------     ---------
Gross deferred tax asset                            3,619,475     3,977,391

Valuation allowance                                (3,619,475)   (3,977,391)
                                                    ---------     ---------
Net deferred tax asset                             $        -   $         -
                                                    =========     =========

At December 31, 2004, the Company had net operating loss carryforwards of $9,845,135 for income tax purposes, available to offset future taxable income expiring on various dates through 2024. The valuation allowance at December 31, 2003 was $10,159,265. The net change in the valuation allowance during the year ended December 31, 2004 was a decrease of $314,130.

NOTE 11	CONCENTRATIONS OF CREDIT RISK

The Company relied on three customers for approximately 82% of sales for the year ended December 31, 2004, and two customers for approximately 70% of sales for the year ended December 31, 2003. At December 31, 2004, accounts receivable, net, from those three customers totaled $2,793.

NOTE 12	EMPLOYEE BENEFIT PLANS

Effective January 1, 1998, the Board of Director's approved a savings and retirement plan covering all full-time employees. Subject to approval by the Board of Directors, the Company fully matches employee contributions up to 3% of total compensation paid to participating employees and one-third of one percent is matched for each percentage of participating employee contributions between 4% and 6% of total compensation. Because of the Company's financial condition, the Company contributions were suspended in late 2002 and throughout 2003. Expense attributable to Company contributions totaled $20,906 during the year ended December 31, 2004.

NOTE 13	GOING CONCERN

As reflected in the accompanying financial statements, a major customer of the Company has experienced deteriorating operations during 2004 and during the second quarter ceased ordering products from the Company. This customer accounted 55.4% of sales during

                                                                FS-20
                       ULTRADATA SYSTEMS, INCORPORATED
                        NOTES TO FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2004 AND 2003

2004. In addition the Company terminated its agreements with AAA for the sale of its products using the AAA logo to AAA retail locations. Although Management has a plan in place to replace these lost customers, it is not yet clear that the plan will be successful. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has continued its product design and development efforts to introduce new products in 2005 and expects to introduce its Road Genie(tm) in 2005. Based on the success of the Talking Road Whiz with direct TV marketing, the Company is proceeding with plans to market Road Genie(tm) by means of similar commercials, with the Company marketing directly to consumers. This new product represents an increase in technology compared to the Talking Road Whiz and, in addition, can be enhanced to include a digital voice recorder for additional value to the customer. The Company is also opening a new source of revenue by developing the cell-phone Road Whiz application. Thus, the Company has two different methods in work to enhance sales revenue. In addition, the Company has obtained a loan and a commitment for additional equity capital for up to $3.3 million (see Note 14). Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 14	SUBSEQUENT EVENTS

Convertible Debenture Financing

On February 17, 2005 Ultradata entered into a Securities Purchase Agreement dated February 14, 2005 with Golden Gate Investors, Inc., which was modified by an Addendum dated February 17, 2005.
Ultradata sold to Golden Gate a 43/4% Convertible Debenture and a Warrant to Purchase Shares of Common Stock, all for a purchase price of $300,000. The Company received proceeds of $100,000 of the purchase price, except that $50,000 of that sum is being held in escrow for payment of the costs of preparing and filing a registration statement that will permit Golden Gate to make a public resale of the shares into which the Debenture is convertible and for which the Warrant is exercisable (the "Registration Statement'). As a result of the warrants issued alongside the debenture, the Company will record a discount on the debenture and amortize it over the life of the debenture. The remainder of the purchase price is payable when the Securities and Exchange Commission declares the Registration Statement effective.

Interest that accrues on the Debenture, at 43/4% per annum, will be payable monthly. The principal amount of the Debenture is payable on February 14, 2007. However, the holder of the Debenture has agreed that, in each month after the Securities and Exchange Commission declares the Registration Statement effective, the holder will convert at least 3% of the face amount of the debenture into common stock. Similarly, the holder of the Warrant is required to purchase at least 3% of the shares subject to the Warrant in each month after the Securities and Exchange Commission declares the Registration Statement effective.

                                                                FS-21
                       ULTRADATA SYSTEMS, INCORPORATED
                        NOTES TO FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2004 AND 2003

The conversion provisions of the Debenture and the exercise provisions of the Warrant are correlated so that the Debenture will be converted and the Warrant exercised in like proportions. The result is that in any month in which the holder converts the 3% minimum it will also exercise the 3% minimum under the Warrant, which will result in it purchasing common stock for $99,000 ($90,000 paid in cash and $9,000 of the Debenture principal converted). The number of shares that will be purchased will equal the purchase price divided by the lesser of (a) $1.25 or (b) 80% of the average of the three lowest volume weighted average prices during the twenty trading days preceding conversion/exercise. In total, the conversion of the Debenture and exercise of the Warrant will result in Golden Gate purchasing Ultradata common stock for up to $3,300,000 ($3,000,000 paid in cash and $300,000 of the Debenture principal converted) during the period between the effective date of the Registration Statement and February 14, 2007.

There are four conditions that may reduce the aggregate purchase price paid by Golden Gate below $3,300,000:

     1. If Golden Gate only converts the 3% minimum per month, the February 14, 2007 payment date for the Debenture will occur before full conversion and exercise have occurred.

     2. The conversion and exercise provisions of the securities provide that at no time may Golden Gate acquire ownership of more that 9.9% of Ultradata's outstanding common stock.

     3. If at the time of a conversion/exercise, the conversion price would be less than $.40, then either (a) Ultradata may opt to redeem the amount of principal that the holder presents for conversion at 125% of face value, or (b) if the conversion/exercise date is later than November 11, 2005, the holder may elect to convert up to $100,000 of the Debenture without exercising the Warrant, either of which events would reduce the aggregate purchases under the Debenture and Warrant by 900% of the amount redeemed by Ultradata or converted without exercise.

     4. When the principal amount of the Debenture falls below $100,000, Ultradata may redeem the remaining principal for its face value. In that event, the aggregate purchase price paid by Golden Gate for Ultradata common stock would be only $2,200,000.

                                                                FS-22


                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Ultradata Systems, Incorporated

                                   By:  /s/ Monte Ross
                                   -----------------------
                                   Monte Ross, Chairman

     In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

March 15, 2005

/s/ Monte Ross
--------------------------------------------------
Monte Ross
Chief Executive Officer and Chairman of the Board

March 15, 2005

/s/Ernest Clarke
-------------------------------------------------
Ernest Clarke,
Chief Financial and Accounting Officer, Director

March 15, 2005
/s/ Mark L. Peterson
-------------------------------------------------
Mark L. Peterson,
Director

March 15, 2005
/s/ Donald Rattner
-------------------------------------------------
Donald Rattner
Director

March 15, 2005
/s/ H. Krollfeifer, Jr.
-------------------------------------------------
H. Krollfeifer, Jr.,
Director

March 15, 2005
/s/ Matthew Klapman
-------------------------------------------------
Matthew Klapman
Director