Form 10KSB/A
period 2004-12-31
ULTRADATA SYSTEMS INC
filed 2005-05-06
CIK 931947

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                                FORM 10-KSB/A
                              (Amendment No. 1)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_____ to_____

                      Commission File Number:   0-25380

                       ULTRADATA SYSTEMS, INCORPORATED
               ----------------------------------------------
               (Name of small business issuer in its charter)

          Delaware                               43-1401158
  -------------------------------------------------------------------------
  (State or other jurisdiction of         (IRS Employer Identification No.)
  incorporation or organization)

         1240 Dielman Industrial Court, St. Louis, MO.       63132
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

     The number of shares outstanding of the issuer's common stock, as of March 4, 2005, was 6,410,187

Transitional Small Business Disclosure Format:      Yes [ ]    No [X]

           DOCUMENTS INCORPORATED BY REFERENCE:        None

Amendment No. 1
---------------
This amendment is being filed in order to modify the disclosure set forth under Item 8A - Controls and Procedures.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 8A.  Controls and Procedures

     Evaluation of Disclosure Controls and Procedures: As of December 31, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act (Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

     Changes in Internal Controls. There was no change in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer, that occurred during the period covered by this report that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

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