Form 10QSB
period 2005-03-31
ULTRADATA SYSTEMS INC
filed 2005-05-13
CIK 931947

U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                 FORM 10-QSB


(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________TO_______________

                       COMMISSION FILE NUMBER  0-25380


                       ULTRADATA SYSTEMS, INCORPORATED
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

         Delaware                                     43-1401158
 ---------------------------------------------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

     1240 Dielman Industrial Court, St. Louis, MO                63132
 ---------------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)


      Issuer's telephone number, including area code:  (314) 997-2250

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.   Yes  [X]     No  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

           Class                        Outstanding as of April 15, 2005
   ----------------------               --------------------------------
   Common, $.01 par value                           6,410,187

      Transitional Small Business Disclosure Format    Yes [ ]  No  [X]

                                                         File Number
                                                           0-25380


                     ULTRADATA SYSTEMS, INCORPORATED
                               FORM 10-QSB
                              March 31, 2005

                                  INDEX

PART I - FINANCIAL INFORMATION                                PAGE

Item 1.  Condensed Unaudited Financial Statements

         Condensed Balance Sheets at
          March 31, 2005 and December 31, 2004                  3.

         Condensed Statements of Operations
          for the three months ended March 31, 2005 and 2004    4.

         Condensed Statements of Cash Flows
          for the three months ended March 31, 2005 and 2004    5.

         Notes to Condensed Financial Statements                6.

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   8.

PART II - OTHER INFORMATION                                    11.

         Signatures                                            11.

                      ULTRADATA SYSTEMS, INCORPORATED

                         Condensed Balance Sheets

                 As of March 31, 2005 and December 31, 2004



                                            March 31,        December 31,
                                              2005               2004
                                           -----------       ------------
Assets                                     (Unaudited)

Current assets:
 Cash                                      $  113,568        $  385,966
 Trade accounts receivable, net of
  allowance for doubtful accounts of
  $100 and $176,575, respectively             180,973            38,459
 Inventories, net                             113,251            89,890
 Prepaid expenses                             132,618            41,515
                                             --------          --------
 Total current assets                         540,410           555,830

Property and equipment, net                    27,363            30,458

Other assets                                    5,444             5,444

Total assets                               $  573,217        $  591,732
                                             ========          ========

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                          $   56,527        $  126,019
 Accrued liabilities                           80,896           585,967
                                             --------          --------
 Total current liabilities                    137,423           181,986

Note payable - long term                        6,164                 -
                                             --------          --------
Total liabilities                             143,587           181,986

Stockholders' equity
 Preferred Stock, $0.01 par value,
  4,996,680 shares authorized, none
  outstanding                                       -                 -
 Common stock, $.01 par value; 10,000,000
  shares authorized;  6,410,187 shares
  issued and outstanding March 31,2005
  and December 31, 2004                        64,102            64,102
 Additional paid-in capital                 9,221,022         9,121,022
 Accumulated deficit                       (8,783,019)       (8,659,418)
 Deferred stock compensation                  (72,475)         (115,960)
                                            ---------         ---------
Total stockholders' equity                    429,630           409,746
                                            ---------         ---------
Total liabilities and stockholders'
 equity                                   $   573,217       $   591,732
                                            =========         =========

See accompanying summary of accounting policies and notes to financial statements.

                     ULTRADATA SYSTEMS, INCORPORATED

                    Condensed Statements of Operations

                Three months ended March 31, 2005 and 2004

                                                  2005             2004
                                              -----------      -----------
                                                      (Unaudited)

Net sales                                     $   83,825       $ 1,753,499
Cost of sales                                     43,902           895,608
                                               ---------         ---------
Gross profit                                      39,923           857,891

Selling expense                                   22,410            48,593
General and administrative expenses               99,584           260,208
Research and development expense                  35,201            19,669
                                               ---------         ---------
Total operating expenses                         157,195           328,470
                                               ---------         ---------

Operating (loss) profit                         (117,272)          529,421

Other income (expense):
 Interest and dividend income                        379                 -
 Interest expense                                 (6,758)           (5,257)
 Other, net                                           50               131
                                               ---------         ---------
Total other expense                               (6,329)           (5,126)
                                               ---------         ---------

Income (loss) before income tax expense         (123,601)          524,295

Income tax expense                                     -                 -
                                               ---------         ---------
Net income (loss)                             $ (123,601)      $   524,295
                                               =========         =========

Income (loss) per share:
 Basic                                        $    (0.02)      $      0.09
                                               =========         =========
Income (loss) per share:
 Fully Diluted                                $    (0.02)      $      0.08

Weighted Average Shares Outstanding:
 Basic                                         6,410,187         6,056,928
                                               =========         =========
Weighted Average Shares Outstanding:
 Fully Diluted                                 6,410,187         6,195,646
                                               =========         =========


See accompanying summary of accounting policies and notes to financial statements.

                      ULTRADATA SYSTEMS, INCORPORATED

                     Condensed Statements of Cash Flows

                 Three months ended March 31, 2005 and 2004


                                                 2005              2004
                                              ---------         ---------
                                                       (Unaudited)
Cash flows from operating activities:
 Net (loss) income                           $ (123,601)        $ 524,295

Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
 Depreciation and amortization                    4,461             3,352
 Provision for doubtful accounts               (176,282)               43
 Stock issued for services                       43,485                 -
 Reserve for inventory impairment                 3,489                 -
 Non-cash Amortization of note payable
  discount                                        6,164                 -
  Increase (decrease) in cash due to
   changes in operating assets and
   liabilities:
   Trade accounts receivable, net                33,768          (389,114)
   Inventories                                  (26,850)          (14,105)
   Prepaid expenses and other current assets    (91,103)          (14,538)
   Accounts payable                             (69,492)           66,310
   Accrued expenses and other liabilities        24,929             4,711
                                               --------          --------
 Net cash (used in) provided by operating
  activities                                   (371,032)          180,954
                                               --------          --------
Cash flows from investing activities:
 Capital expenditures                            (1,366)                -
                                               --------          --------
 Net cash used in investing activities           (1,366)                -
                                               --------          --------
Cash flows from financing activities:
 Exercise of employee stock options                   -             7,031
 Payments on notes payable                            -          (211,202)
 Note payable - short term                            -           165,000
 Common stock                                   100,000                 -
                                               --------          --------
 Net cash provided by (used in) financing
  activities                                    100,000           (39,171)
                                               --------          --------
Net (decrease) increase in cash                (272,398)          141,783

Cash at beginning of period                     385,966             2,926
                                               --------          --------
Cash at end of period                        $  113,568        $  144,709
                                               ========          ========


See accompanying summary of accounting policies and notes to financial statements.

                       ULTRADATA SYSTEMS, INCORPORATED
                  Notes to Condensed Financial Statements
                         March 31, 2005 (Unaudited)

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

In the opinion of management, the information furnished for the three-month periods ended March 31, 2005 and 2004, respectively, includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 2005. It is suggested that the interim financial statements be read in conjunction with the audited financial statements for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-25380), from which these statements were derived.

Use of Estimates

The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and adjustments by management, with consideration given to materiality. Actual results could vary from those estimates.

Note 1. Inventories

Inventories consist of the following:

                                  March 31,      December 31,
                                    2005             2004
                                -----------     ------------
                                (Unaudited)
     Raw Materials, net of
      obsolete                   $   24,576        $   4,966
     Finished Goods, net of
      obsolete                       88,675           84,924
                                    -------          -------
     Total                       $  113,251        $  89,890
                                    =======          =======

     Obsolete inventory on hand  $  740,942        $ 738,826

Note 2. Prepaid Expenses

Prepaid expenses consist of the following:

                                  March 31,      December 31,
                                    2005             2004
                                -----------      ------------
                                (Unaudited)

     Prepaid insurance           $   18,500        $   6,015
     Prepaid advertising             30,000                -
     Prepaid expenses                84,118           35,500
                                   --------         --------
                                 $  132,618        $  41,515
                                   ========         ========

Note 3. Income (Loss) Per Share

                              For the three months ended March 31,
                                     2005            2004

     Basic
     Numerator:
      Net (loss) income          $  (123,601)       $   524,295
                                    --------           --------
      Numerator for basic
       loss) income per share    $  (123,601)       $   524,295
                                    ========           ========

     Denominator:
      Weighted average common
       shares                      6,410,187          6,056,928
                                   ---------          ---------
      Denominator for basic
       (loss) income per share     6,410,187          6,056,928
                                   =========          =========
      Basic (loss) income per
       share                     $     (0.02)       $      0.09

      Fully Diluted Numerator:
       Net (loss) income         $  (123,601)       $   524,295
                                   ---------          ---------
      Numerator for fully diluted
       (loss) income per share   $  (123,601)       $   524,295
                                   =========          =========
      Denominator:
       Weighted average common
        shares                     6,410,187          6,056,928
       Common stock equivalents            -            138,718
                                   ---------          ---------
       Denominator for fully
        diluted (loss) income
        per share                  6,410,187          6,195,646
                                   =========          =========
       Fully diluted (loss)
        income per share         $     (0.02)       $      0.08


Note 4. Note Payable

      On February 17, 2005 Ultradata entered into a Securities Purchase Agreement dated February 14, 2005 with Golden Gate Investors, Inc., which was modified by an Addendum dated February 17, 2005. Ultradata sold to Golden Gate a 43/4% Convertible Debenture and Warrants to Purchase Shares of Common Stock, all for a purchase price of $300,000. The Company received proceeds of $100,000 of the purchase price, except that $50,000 of that sum is being held in escrow for payment of the costs of preparing and filing a registration statement that will permit Golden Gate to make a public resale of the shares into which the Debenture is convertible and for which the Warrant is exercisable (the "Registration Statement"). As a result of the beneficial conversion of the debenture, the Company has allocated $100,000 of the debenture proceeds to additional paid-in capital and recorded a discount of $100,000. The remainder of the purchase price is payable when the Securities and Exchange Commission declares the Registration Statement effective.

     Interest that accrues on the Debenture, at 43/4% per annum, will be payable monthly. The principal amount of the Debenture is payable in full on February 14, 2007. However, the holder of the Debenture has agreed that, in each month after the Securities and Exchange Commission declares the Registration
Statement effective, the holder will convert at least 3% of the face amount of the debenture into common stock. Similarly, the holder of the Warrant is required to purchase at least 3% of the shares subject to the Warrant in each month after the Securities and Exchange Commission declares the Registration Statement effective.

     The conversion provisions of the Debenture and the exercise provisions of the Warrant are correlated so that the Debenture will be converted and the Warrant exercised in like proportions. The result is that in any month in which the holder converts the 3% minimum it will also exercise the 3% minimum under the Warrant, which will result in it purchasing common stock for $99,000 ($90,000 paid in cash and $9,000 of the Debenture principal converted). The number of shares that will be purchased will equal the purchase price divided by the lesser of (a) $1.25 or (b) 80% of the average of the three lowest volume weighted average prices during the twenty trading days preceding conversion/ exercise. In total, the conversion of the Debenture and exercise of the Warrant will result in Golden Gate purchasing Ultradata common stock for up to $3,300,000 ($3,000,000 paid in cash and $300,000 of the Debenture principal converted) during the period between the effective date of the Registration Statement and February 14, 2007.

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

     During the three months ended March 31, 2005, the Company amortized $6,164 of the note payable discount.

                Note payable - face             $100,000
         	Note payable - discount		  93,854
                                                 -------
                                                $  6,164
                                                 =======
Note 5.  Going Concern

     As reflected in the accompanying financial statements, a major customer of the Company has experienced deteriorating operations during 2004 and during the second quarter of 2004 ceased ordering products from the Company. This customer accounted 55.4% of sales during 2004. In addition the Company terminated its agreements with AAA for the sale of its products using the AAA logo to AAA retail locations. Although Management has a plan in place to replace these lost customers, it is not yet clear that the plan will be successful. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     The Company has continued its product design and development efforts to introduce new products in 2005 and expects to introduce its Road GenieTM in 2005. Based on the success of the Talking Road Whiz with direct TV marketing, the Company is proceeding with plans to market Road GenieTM by means of similar commercials, with the Company marketing directly to consumers. This new product represents an increase in technology compared to the Talking Road Whiz and, in addition, can be enhanced to include a digital voice recorder for additional value to the customer. The Company is also opening a new source of revenue by developing the cell-phone Road Whiz application. Thus, the Company has two different methods in work to enhance sales revenue. In addition, the Company has obtained a loan and a commitment for additional equity capital for up to $3.3 million (see Note 4). Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

Note 6.  Settlement of Office Max Receivable

     On April 20, 2005 Office Max settled suit filed against them for the full amount of the disputed receivable without interest. The first-quarter financials reflect the reversal of the bad-debt expense of $176,475 recorded in 2004 when collection was uncertain.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              YOU SHOULD NOT RELY ON FORWARD LOOKING STATEMENTS

     This quarterly report contains a number of forward-looking statements regarding our future prospects. Among the forward-looking statements are descriptions of our plans to introduce new products to the market, to expand our customer base, to develop products for ease of travel, and to return our company to profitability. These forward-looking statements are a true statement of our present intentions, but are neither predictions of the future nor assurances that any of our intentions will be fulfilled. Many factors beyond our control could act against Ultradata in its efforts to develop and market its products. Among these factors are:

     * The fact that our financial resources are minimal and will not sustain us past this year without continued success of the Road WhizTM family product line;

     * The fact that our lack of capital severely limits our ability to market our products. As a result, the loss of a significant customer could imperil the marketing of an entire product line;

     * The difficulty of attracting mass-market retailers to seasonal products like our Road Whiz(tm) product line.

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

OVERVIEW

     The Company mission is to aid the road traveler with useful information with products easy to use and affordable in price. Since 1987 we have been engaged in the business of manufacturing and marketing handheld computers that provide travel information. The products are based upon a data compression technology that we developed, portions of which we have patented. Recent developments in communications and speech technology have opened up new opportunities for us to integrate our technology and create new products merging these technologies with our own. The Company is completing development of several new products which are based on adding significant features to the successful Talking Road Navigator such as a Spanish-speaking unit and a voice-recognition unit which allows for hands-free operation.
These new products are consistent with our goal of improved ease of use by the consumer. The Spanish-speaking unit was completed in 2004 and initial deliveries to customers have been made. The voice-recognition unit should be completed and available for sale in the second quarter of 2005. The voice recognition product is called the Road Genie Audio Navigation System and represents a quantum jump in user convenience. We believe this product will achieve significant success in 2005. We have produced a TV commercial to enable selling the Road Genie directly to consumers. We will attempt to repeat the success of the Talking Road Whiz through direct TV promotion. Market testing is expected to begin in May 2005.

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

     Another quite different channel is a cell-phone implementation of the Road Whiz function. In this case, the user can download software to his cell phone and use the Company's proprietary database and functionality availability in the Road Whiz product by subscription on his cell phone. We're in the process of completing development of an initial implementation of the Road Whiz that functions on the user's cell phone. We will market it to service providers as another feature available to modern cell phone subscribers. The user will need no other hardware beyond a current-generation cell phone. The cell-phone Road Whiz also has the potential of enabling service discounts based on the user's location needs. Information that there is a brand name motel, for example, with rooms available 10 miles down the road can be provided to the user and offered at a significant discount to that highly-targeted consumer. The Company has a patent on electronic coupons for travelers that may be significant as real-time targeting of travelers grows. The initial implementation of this application will operate on a number of new models of cell phones. Specific software is in development that will broaden the list of models compatible with this capability. There will, therefore, be a ramp-up over time of potential users. Because of the large number of cell-phone users, we expect that small market penetration could produce significant results for the Company.

RESULTS OF OPERATIONS

     Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     Operating results for the first quarter of 2005 were significantly lower than the first quarter of 2004.

     Sales. During the first three months of 2005, net sales totaled $83,825, as compared with $1,753,499 in sales recorded in the first quarter of 2004, representing a 95.2% decrease. Although the first quarter of 2004 was uncharacteristically strong, the 2005 results are weak by historical standards. Orders for our Talking Road WhizTM product in early 2004 continued strong from the holiday period, when it was first introduced. The loss of two major customers in the latter half of 2004 continue to affect Company sales pending introduction of the Road Genie in the second quarter of 2005.

     Gross Profit. Gross profit margin for the current quarter was $39,923, or 47.6% of sales compared to $857,891, or 48.9% of sales for the first quarter of 2004. Gross profit as a percent of sales was comparable on a lower base of sales.

     S,G&A Expense. Selling expenses amounted to $22,410, or 26.7% of sales, for the first quarter of 2005 as compared with $48,593, or 2.8% of sales for the first quarter of 2004. The small base of sales, coupled with expenses in preparation for marketing the Road Genie, has increased this cost out of proportion to sales. We expect selling costs to be higher in 2005 due to taking on the marketing tasks previously performed by large-volume customers who garnered a higher margin while absorbing the costs of advertising in various channels. However, the ratio of selling costs to sales revenue should drop below 10% due to higher retail margins for the Road Genie accruing directly to the Company.

     General and administrative expenses were $99,584 for the first quarter of 2005 as compared with $260,208 for the same quarter in 2004, representing a decrease of 61.7%. This dramatic drop was due to the settlement of a large outstanding bad debt that had been fully reserved in 2004 of $176,475. We expect general and administrative expense to return to previous levels in subsequent quarters. Without this settlement, general and administrative expenses would have been $276,059.

     R&D Expense. Research and development expense in the first quarter of 2005 was $35,201 as compared to $19,669 for the same quarter of 2004, reflecting the development activities associated with the Road Genie and software for the cell-phone application of our Road Whiz product. Work has also proceeded to develop a low-cost digital voice recorder both as a stand-alone product and as an additinal feature of the Road Genie.

     The Company posted a net loss from operations of ($117,272) for the quarter ended March 31, 2005 compared to a net profit from operations of $529,421 for the quarter ended March 31, 2004.

     Other Expense. Other expense for the first quarter of 2005 amounted to ($6,329) compared with ($5,126) for the same period in 2004.

     As a result of the foregoing, the Company posted a net loss of ($123,601), or ($0.02) per basic and diluted common share, for the three-month period ended March 31, 2005, compared to a net profit of $524,295, or $0.09 per basic common share and $0.08 per diluted common share, for the three-month period ended March 31, 2004.

FINANCIAL CONDITION AND LIQUIDITY

     The Company's financial status remains uncertain due to lack of sales in recent quarters. Our cash position is roughly the same as at the end of the first quarter 2004 but is on a downward trend rather than an upward trend. Our backlog is significantly lower pending introduction of the Road Genie in the second quarter of 2005.

     Management is of the opinion that the Company's cash on hand and revenues from operations are insufficient to meet the operational needs of the Company for the next twelve months. Accordingly, management will rely upon proceeds from debt financing until the Company is able to return to profitabiity due to increasing sales of its new products for the holiday season.

     Financing activities produced $100,000 in the current quarter due to the equity financing through Golden Gate Investors, as compared the first quarter of 2004, in which the Company used a net of $39,171 after paying down notes payable in the amount of $211,202 and taking out a short-term loan of $165,000, which was paid off in April 2004 out of operational cash flow. The Company plans to use additional proceeds from the financing from Golden Gate Investors to produce and promote the Road Genie in coming months and develop sales volume to return the Company to profitability.

     The Company had $113,568 in cash on March 31, 2005 with accounts receivable of $180,973.

     The Company's current ratio at March 31, 2005 was 3.9:1 and its working capital was $402,987.

     The Company's backlog on May 9, 2005 was $16,492 as compared to $791,360 at the same time in 2004. In addition, per an arrangement with its overseas manufacturer, the Company expects to receive $88,000 in royalty revenue in the second quarter from sales of Ultradata products by the manufacturer directly to certain retailers in that quarter.

ITEM 3.  Controls and Procedures

     Evaluation of Disclosure Controls and Procedures: As of March 31, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

     Changes in internal controls: There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

                    ULTRADATA SYSTEMS, INCORPORATED
                                  10QSB

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings:

     On February 14, 2005, Ultradata filed suit against Office Max,
Inc., in the Circuit Court of St. Louis County, State of Missouri, for the collection of $190,320 outstanding on deliveries for Purchase Orders placed with the Company plus 9% per annum interest from July 18, 2004. An out-of-court settlement was agreed to on April 20, 2005 for the full amount without interest.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities:

     None

Item 3.   Defaults upon Senior Securities:

     None

Item 4.   Submission of Matters to a Vote of Security Holders:

     None

Item 5.   Other Information:

     None

Item 6.   Exhibits and Reports on Form 8-K:

     Exhibits:

     31.    Rule 13a-14(a) Certification

     32.    Rule 13a-14(b) Certification

     Reports on Form 8-K:

     Report dated February 17, 2005 pursuant to Items 1.01, 2.03, and 3.02 reporting the financing arrangements with Golden Gate Investors, Inc.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 5, 2005				/s/  Monte Ross
                                        --------------------------
                                        Monte Ross, CEO
                                        (Chief executive officer)


                                        /s/  Ernest S. Clarke
                                        ------------------------------------
                                        Ernest S. Clarke, President
                                        (Principal financial and accounting
                                         officer)