Form 10KSB/A
period 2004-12-31
ULTRADATA SYSTEMS INC
filed 2005-06-22
CIK 931947

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                                FORM 10-KSB/A
                              (Amendment No. 2)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_____ to_____

                      Commission File Number:   0-25380

                       ULTRADATA SYSTEMS, INCORPORATED
               ----------------------------------------------
               (Name of small business issuer in its charter)

          Delaware                               43-1401158
  -------------------------------------------------------------------------
  (State or other jurisdiction of         (IRS Employer Identification No.)
  incorporation or organization)

         1240 Dielman Industrial Court, St. Louis, MO.       63132
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

     The number of shares outstanding of the issuer's common stock, as of March 4, 2005, was 6,410,187

Transitional Small Business Disclosure Format:      Yes [ ]    No [X]

           DOCUMENTS INCORPORATED BY REFERENCE:        None

Amendment No. 2
---------------
This amendment is being filed in order to modify the disclosure set forth under Item 8A - Controls and Procedures.

This amended Annual Report has not been updated, except for the correction to Item 8A. As a result, this amended Annual Report contains forward-looking information which has not been updated for events subsequent to the date of the original filing. All information in this amended Annual Report is subject to updating and supplementing by means of the periodic reports that the Company has filed after the original filing date of the Annual Report.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 8A.  Controls and Procedures

     Evaluation of Disclosure Controls and Procedures: As of December 31, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief
Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act (Rules 13a-15(e) and 15d-15(e) under the
Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     Changes in internal controls: There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

                                   Ultradata Systems, Incorporated

                                   By:  /s/ Monte Ross
                                   -----------------------------------------
                                   Monte Ross, Chief Executive Officer
                                    (Principal Executive Officer) and
                                    Director

                                   By:  /s/ Ernest Clarke
                                   -----------------------------------------
                                   Ernest Clarke, President, Chief Financial
                                    Officer (Principal Financial Officer and
                                    Principal Accounting Officer) and
                                    Director

     In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

June 22, 2005

/s/ Monte Ross
------------------------------------------------------------------
Monte Ross
Chief Executive Officer (Principal Executive Officer) and Director

June 22, 2005

/s/Ernest Clarke
-------------------------------------------------------------
Ernest Clarke,
President, Chief Financial Officer (Principal Financial
 Officer and Principal Accounting Officer) and Director

June 22, 2005

/s/ Mark L. Peterson
---------------------------------------------------
Mark L. Peterson,
Vice President-Engineering, Secretary and Director

June 22, 2005

/s/ Donald Rattner
-------------------------------------------------
Donald Rattner
Director

June 22, 2005

/s/ H. Krollfeifer, Jr.
-------------------------------------------------
H. Krollfeifer, Jr.,
Director

June 22, 2005

/s/ Matthew Klapman
-------------------------------------------------
Matthew Klapman
Director