Form 10QSB/A
period 2005-03-31
ULTRADATA SYSTEMS INC
filed 2005-06-22
CIK 931947

U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                 FORM 10-QSB/A
                                 (Amendment #1)


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

Amendment #1

This amendment is being filed in order to modify the disclosure set forth under Item 3- Controls and Procedures.

This amended Quarterly Report has not been updated, except for the correction to Item 3. As a result, this amended Quarterly Report contains forward-looking information which has not been updated for events subsequent to the date of the original filing.

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

ITEM 3.  Controls and Procedures

     Evaluation of Disclosure Controls and Procedures:  As of March 31,
2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief
Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the
Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

June 22, 2005                            /s/  Monte Ross
                                        --------------------------
                                        Monte Ross, CEO
                                        (Chief executive officer)


                                        /s/  Ernest S. Clarke
                                        ------------------------------------
                                        Ernest S. Clarke, President
                                        (Principal financial and accounting
                                         officer)