Form 10QSB
period 2005-06-30
ULTRADATA SYSTEMS INC
filed 2005-08-15
CIK 931947

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________TO_______________

                        COMMISSION FILE NUMBER  0-25380


                    	ULTRADATA SYSTEMS, INCORPORATED
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Delaware                                  43-1401158
------------------------------------------------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

  1240 Dielman Industrial Court, St. Louis, MO                63132
------------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)


       Issuer's telephone number, including area code:  (314) 997-2250

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.    Yes  [X]     No  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Class                          Outstanding as of  August 2, 2005
  ----------------------                ---------------------------------
  Common, $.01 par value                             6,416,187

Transitional Small Business Disclosure Format   Yes [ ]   No  [X]

                                                 File Number    0-25380


                      ULTRADATA SYSTEMS, INCORPORATED
                                FORM 10-QSB
                               June 30, 2005
                                   INDEX

PART I - FINANCIAL INFORMATION                                     PAGE

     Item 1. Condensed Unaudited Financial Statements

             Condensed Balance Sheets at
              June 30, 2005 and December 31, 2004                    3.

             Condensed Statements of Operations
              for the three months and six months ended
              June 30, 2005 and 2004                                 4.

             Condensed Statements of Cash Flows
              for the six months ended June 30, 2005 and 2004        5.

             Notes to Condensed Financial Statements                 6.

     Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    9.

PART II - OTHER INFORMATION                                      	          13.

     Signatures                                                     13.

     Exhibits                                                       13.

                       ULTRADATA SYSTEMS, INCORPORATED

                           Condensed Balance Sheets
                  As of June 30, 2005 and December 31, 2004


                                                   June 30,     December 31,
                                                     2005           2004
                                                 -----------   --------------
Assets                                           (Unaudited)

Current assets:
 Cash                                            $    45,955    $   385,966
 Trade accounts receivable, net of
  allowance for doubtful accounts of
  $100 and $176,575, respectively                      7,280         38,459
 Inventories, net                                     96,880         89,890
 Prepaid expenses                                    104,737         41,515
                                                   ---------      ---------
 Total current assets                                254,852        555,830

Property and equipment, net                           23,035         30,458
Other assets                                           5,444          5,444

 Total assets                                    $   283,331    $   591,732
                                                   =========      =========

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                $    17,711    $   126,019
 Accrued liabilities                                 145,019         55,967
                                                   ---------      ---------
 Total current liabilities                           162,730        181,986

Note payable - long term                              18,630              -
                                                   ---------      ---------
Total liabilities                                    181,360        181,986

Stockholders' equity
 Preferred Stock, $0.01 par value,
  4,996,680 shares authorized, none outstanding            -              -
 Common stock, $.01 par value; 10,000,000
  shares authorized;  6,416,187 shares issued
  and outstanding June 30, 2005 and
  December 31, 2004                                   64,162         64,102
 Additional paid-in capital                        9,222,432      9,121,022
 Accumulated deficit                              (9,155,633)    (8,659,418)
 Deferred stock compensation                         (28,990)      (115,960)
                                                   ---------      ---------
 Total stockholders' equity                          101,971        409,746
                                                   ---------      ---------
 Total liabilities and stockholders' equity      $   283,331    $   591,732
                                                   =========      =========

See accompanying summary of accounting policies and notes to financial statements.

                       ULTRADATA SYSTEMS, INCORPORATED

                     Condensed Statements of Operations
          For the three and six months ended June 30, 2005 and 2004
                                 (unaudited)


                              Three months ended           Six months ended
                                   June 30,                     June 30,
                             2005            2004         2005           2004
                           ------------------------    ------------------------
                                 (unaudited)                 (unaudited)

Net sales                  $   111,344  $ 1,454,556    $  195,169   $ 3,208,055

Cost of sales                   44,601      755,912        88,503     1,651,520
                             ---------    ---------     ---------     ---------
Gross profit                    66,743      698,644       106,666     1,556,535


Selling expense                125,620      108,272       148,030       156,865
General and administrative
 expenses                      262,283      217,181       361,867       477,389
Research and development
 expense                        90,793       35,315       125,994        54,984
                             ---------    ---------     ---------     ---------
Total Operating Expenses       478,696      360,768       635,891       689,238
                             ---------    ---------     ---------     ---------

Operating (loss) profit       (411,953)     337,876      (529,225)      867,297

Other income (expense):
 Interest and dividend income      136          338           515           338
 Interest expense              (14,655)        (454)      (21,413)       (5,711)
 Royalty income                 40,000            -        40,000             -
 Other, net                     13,858           51        13,908           182
                             ---------    ---------     ---------     ---------
Total other income
 (expense), net                 39,339          (65)       33,010        (5,191)
                             ---------    ---------     ---------     ---------
(Loss) income before income
 taxes                        (372,614)     337,811      (496,215)      862,106

Income tax expense                   -            -             -             -
                             ---------    ---------     ---------     ---------
Net (loss) income          $  (372,614) $   337,811    $ (496,215)  $   862,106
                             =========    =========     =========     =========
(Loss) income per share:
 Basic                     $     (0.06) $      0.05    $    (0.08)  $      0.14
                             =========    =========     =========     =========
(Loss) income per share:
 Fully diluted             $     (0.06) $      0.05    $    (0.08)  $      0.14
                             =========    =========     =========     =========
Weighted Average Shares
 Outstanding:
 Basic                       6,410,780    6,172,209     6,410,485     6,114,567
                             =========    =========     =========     =========
 Weighted Average Shares
 Outstanding:
 Fully diluted               6,410,780    6,438,901     6,410,485     6,381,259
                             =========    =========     =========     =========


See accompanying summary of accounting policies and notes to condensed financial statements.

                       ULTRADATA SYSTEMS, INCORPORATED

                      Condensed Statements of Cash Flows
                   Six months ended June 30, 2005 and 2004
                                (unaudited)

                                                   2005              2004
                                                -----------      -----------
                                                (unaudited)      (unaudited)
Cash flows from operating activities:
 Net (loss) income                              $ (496,215)      $  862,106
 Adjustments to reconcile net loss to
 net cash provided by (used in) operating
 activities:
  Depreciation and amortization                      8,788            6,916
  Provision for doubtful accounts                 (176,252)             143
  Reserve for inventory impairment                   6,489                -
  Stock issued for services                         88,440                -
  Non-cash amortization of note payable
   discount                                         18,630                -
  Increase (decrease) in cash due to changes
   in operating assets and liabilities:
   Trade accounts receivable                       207,432           (4,496)
   Inventories                                     (13,479)         (49,188)
   Prepaid expenses and other current assets       (63,222)          (7,515)
   Accounts payable                               (108,308)         (91,140)
   Accrued expenses                                 39,052          (21,582)
                                                  --------         --------
 Net cash provided by (used in) operating
  activities                                      (488,645)         695,244
                                                  --------         --------

Cash flows from investing activities:
 Capital expenditures                               (1,366)          (8,206)
                                                  --------         --------
 Net cash (used in) provided by investing
  activities                                        (1,366)          (8,206)
                                                  --------         --------
Cash flows from financing activities:
 Proceeds from stock issued for cash and
  options exercised                                      -            9,061
 Proceeds from sale of convertible debentures      100,000                -
 Advance on future debenture conversion             50,000                -
 Note payable - Short term                               -          165,000
 Principal payments on notes payable                     -         (311,202)
                                                  --------         --------
 Net cash provided by (used in) financing
  activities                                       150,000         (137,141)
                                                  --------         --------
Net increase in cash and cash equivalents         (340,011)         549,897

Cash and cash equivalents at beginning of period   385,966            2,926
                                                  --------         --------
Cash and cash equivalents at end of period      $   45,955       $  552,823
                                                  ========         ========

During the six months ended June 30, 2004, the Company issued 273,906 shares of common stock to satisfy convertible debt aggregating to $27,600.




See accompanying summary of accounting policies and notes to condensed financial statements.

                       ULTRADATA SYSTEMS, INCORPORATED
                   Notes to Condensed Financial Statements
                               June 30, 2005
                                (Unaudited)

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

     In the opinion of management, the information furnished for the three-month and six-month periods ended June 30, 2005 and 2004, respectively, includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 2005. It is suggested that the interim financial statements be read in conjunction with the audited financial statements for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-25380).

     Use of Estimates

     The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and adjustments by management, with consideration given to materiality. Actual results could vary from those estimates.

Note 1. Inventories
-------------------

Inventories consist of the following:

                                      June 30,       December 31,
                                        2005            2004
                                    -----------      ------------
                                    (Unaudited)

   Raw Materials, net of obsolete    $   20,259       $    4,966
   Finished Goods, net of obsolete       76,621           84,924
                                      ---------        ---------
   Total                             $   96,880       $   89,890
                                      =========        =========


   Obsolete inventory on hand        $  743,193       $  738,826


Note 2. Prepaid Expenses
------------------------

Prepaid expenses consist of the following:

                                      June 30,       December 31,
                                        2005            2004
                                    -----------      ------------
                                    (Unaudited)

   Prepaid insurance                 $  19,085        $    6,015
   Prepaid expenses                     85,652            35,500
                                      --------         ---------
                                     $ 104,737        $   41,515
                                      ========         =========

Note 3. Income (Loss) Per Share
-------------------------------
                                  For the three months    For the six months
                                     ended June 30,         ended June 30,
                                 2005            2004     2005           2004
                                ----------------------  ----------------------
Basic
Numerator:
 Net (loss) income               $(372,614)  $ 337,810  $(496,215)  $ 862,105

 Numerator for basic income
  (loss) per share               $(372,614)  $ 337,810  $(496,215)  $ 862,105
                                  ========    ========   ========    ========
Denominator:

 Weighted average common shares  6,410,780   6,172,209  6,410,485   6,114,567

 Denominator for basic income
  (loss) per share               6,410,780   6,172,209  6,410,485   6,114,567


 Basic income (loss) per share   $   (0.06)  $    0.05  $   (0.08)  $    0.14

Fully Diluted
 Numerator:

 Net income (loss)               $(372,614)  $ 337,810  $(496,215)  $ 862,105

 Numerator for fully diluted
 income (loss) per share         $(372,614)  $ 337,810  $(496,215)  $ 862,105
                                  ========    ========   ========    ========
Denominator:
 Weighted average common shares  6,410,780   6,172,209  6,410,485   6,114,567
 Common stock equivalents                -     266,692          -     266,692
                                 ---------   ---------  ---------   ---------
 Denominator for fully diluted
  income (loss) per share        6,410,780   6,438,901  6,410,485   6,381,259
                                 =========   =========  =========   =========

 Fully diluted income (loss) per
  share                          $   (0.06)  $    0.05  $   (0.08)  $    0.14

Note 4. Note Payable
--------------------

     On February 17, 2005 Ultradata entered into a Securities Purchase Agreement dated February 14, 2005 with Golden Gate Investors, Inc., which was modified by an Addendum dated February 17, 2005. Ultradata sold to Golden Gate a 43/4% Convertible Debenture and Warrants to Purchase Shares of Common Stock, all for a purchase price of $300,000. The Company received proceeds of $100,000 of the purchase price, except that $50,000 of that sum is being held in escrow for payment of the costs of preparing and filing a registration statement that will permit Golden Gate to make a public resale of the shares into which the Debenture is convertible and for which the Warrant is exercisable (the "Registration Statement"). As a result of the beneficial conversion of the debenture, the Company has allocated $100,000 of the debenture proceeds to additional paid-in capital and recorded a discount on the debenture of $100,000. The remainder of the purchase price is payable when the Securities and Exchange Commission declares the Registration Statement effective.

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

     During the three months ended June 30, 2005, the Company amortized $18,630 of the note payable discount.

     Note payable - face      $100,000

     Note payable - discount    81,370
                               -------
                              $ 18,630
                               =======
     In June 2005, Golden Gate Investors provided $50,000 as an advance payment.

Note 5. Going Concern
--------------------

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

     The Company has continued its product design and development efforts to introduce new products in 2005 and has introduced its new Road GenieTM in 2005. In addition, the Company has completed development of two other new products. The first is a cell-phone version of the Road Whiz technology that allows the user to access our proprietary database by means of a cell phone. The second is a voice-activated digital voice recorder that provides hands-free recording of urgent reminders or other information received while driving when writing them down is awkward or even dangerous. Based on the success of the Talking Road Whiz with direct TV marketing, the Company is proceeding with plans to market Road GenieTM by means of direct-response commercials, with the Company marketing directly to consumers. This new product represents an increase in technology compared to the Talking Road Whiz and, in addition, can be enhanced to include a digital voice recorder for additional value to the customer. The Company is also opening a new source of revenue by developing the cell-phone Road Whiz application. Thus, the Company has several different methods in work to enhance sales revenue. In addition, the Company has obtained a loan and a commitment for additional equity capital for up to $3.3 million (see Note 4). Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

Note 6. Settlement of Office Max Receivable
------------------------------------------

     On April 20, 2005 Office Max settled the lawsuit we filed against them for the full amount of the disputed receivable without interest. The first-quarter financials reflect the reversal of the bad-debt expense of $176,475 recorded in 2004 when collection was uncertain.

Note 7. Issuance of Shares to Outside Directors
-----------------------------------------------

     During 2005, an aggregrate of 6,000 shares of common stock having a a fair market value of $1,470 were issued to outside directors for services rendered during 2004. The shares were valued on the prevailing price on the grant date.

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

These new products are consistent with our goal of improved ease of use by the consumer. The Spanish-speaking unit was completed in 2004 and initial deliveries to customers have been made. The voice-recognition unit was completed and available for sale in limited quantities in June 2005. The voice recognition product is called the Road Genie Audio Navigation System and represents a quantum jump in user convenience. We believe this product will achieve significant success in 2005. We have produced a TV commercial to enable selling the Road Genie directly to consumers. We will attempt to repeat the success of the Talking Road Whiz through direct TV promotion. We began test marketing began in May 2005.

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

     We have had a number of successful years selling our products followed by a number of years when significant losses took place. The most recent downward sales trend was reversed in 2003 due to the successful introduction of the Talking Road WhizTM in the third quarter of 2003. The success of this new product enabled us to overcome losses in the first three quarters of the year with a superb fourth quarter and be profitable for the year. In 2004, this trend continued through the first two quarters of the year. In the second half of the year, sales declined due to internal problems at Media Solutions Services, who accounted for 55.4% of sales during 2004. This customer experienced deteriorating operations during 2004, which resulted in the customer ceasing to order products from us during the second quarter of 2004. In addition, at the request of AAA corporate office, we terminated our agreements with AAA for the use of the AAA logo on certain versions of our products. The effect of this development is difficult to quantify. We realized about 4% of sales from AAA stores in 2003 and 2004. These events led our independent registered public accounting firm, in their report dated March 5, 2005, to express substantial doubt about our ability to continue as a going concern. These events have resulted in a significant decline in revenue and have placed increased pressure on our company to develop new customers. We are working to rectify that situation by expanding our channels of distribution and introducing new products we hope are attractive to the marketplace, as outlined below.

     We are making progress with wider channels of distribution of our present products, with Kohl's and Wal-Mart committing to carry these products later this year. Our efforts include using branding sources other than AAA, and we have a product in the market with Automobile Clubs of America (ACA) brand. We are also attempting to broaden the markets for our products in 2005 and are taking on the tasks of promoting products, such as Road Genie - tasks that traditionally have been performed by our customers. This development will add to our marketing costs in 2005 but should permit us to command a higher margin than we could otherwise realize. In the past wholesalers or distributors were burdened with these marketing costs, which will fall to us on the new products.

     In the area of new products, the Company has recently completed a voice-activated audio navigation system called Road GenieTM which is just coming to market. The user requests data verbally, and the unit responds verbally with directions to the service requested. Because this device provides for hands-free operation, it represents a significant jump in performance over earlier products and we hope will generate revenue if funds for marketing it are available. The funds necessary for marketing the Road Genie will be available from the funding described in Note 4 to the Financial Statements.

     Based on the past success of selling our product on TV directly to the consumer by a major distributor, who sold approximately 200,000 Talking Road Whiz units in 2004, we plan to market through television commercials directly to the consumer rather than through a major distributor. We hope to establish sales during the second half of 2005. Although we anticipate our marketing expenses will be greater in the short term as we pay for media time, we will receive the full retail price rather than having to pay a percentage of the sale price to a distributor.

     We also plan to add a voice-activated digital voice recorder feature to the Road Genie at little additional cost. Development is complete, and this feature will add value and make the product even more attractive to consumers.

     If we sell 100,000 Road Genie units in 2005, which is much less than the number of less-capable Talking Road Whiz units sold in 2004, we will reach revenue levels above $4 million and should achieve profitability for the year, with expectations of a better year in 2006 when a full year of Road Genie sales can occur.

     Further revenue can be expected downstream by implementation of the cell-phone Road Whiz application now in field test. The marketing objective for that product is to have the service carrier include this application in offers to his customer base. Since there is no hardware cost to the consumer, Road Whiz information can be obtained at very low cost to the consumer. Economic models, such as a monthly subscription of $1 or pay-per-use method, all contribute revenue to us with large numbers of potential clients, namely anyone with a cell phone traveling on the highways.

     The product-development plan for 2006 consists of adding a GPS receiver and to incorporate software we've developed to implement a relatively low-cost voice-activated navigation system with even more capability than the Road Genie for simplicity of operation by the consumer.

RESULTS OF OPERATIONS

     Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004


     Operating results for the six-month period ended June 30, 2005, as compared the same period in 2004, differed primarily due to the fact that the Talking Road Whiz was very successful in the first half of 2004 whereas the problems with distribution in the second half of 2004 have persisted into 2005, pending the marketing of the new Road Genie by direct response in the second half of 2005 and by placing Talking Road Whiz in more locations.

     Sales. During the three and six months ended June 30, 2005, net sales totaled $111,344 and $195,169, respectively, compared with $1,454,556 and $3,208,055, respectively, for the same periods in 2004. These figures represent a decrease of 92.4% for the three-month period and of 93.9% for the six-month period.

     Our sales revenue in 2005 comes, primarily, from individual orders as opposed to 2004 when revenues were concentrated from a small number of mass market retailers. For example, in the first six months of 2004 over 85% of our revenue came from two customers. This concentration of our business among a few customers means that our historical results are not a reliable predictor of future results. Until we develop a broader customer base, our quarter-to-quarter operating results are likely to vary considerably, depending on when our customers choose to place their orders. In June we received orders from QVC and Kohl's for delivery in the last half of the year.

     Backlog. As of June 30, 2005, the Company had a backlog of $328,116. This backlog is for purchase orders to be fulfilled in the third and fourth quarter of 2005. On June 30, 2004 we had a backlog of $520,447 for shipment through the remainder of 2004.

     Gross Profit. Gross profit margin for the three- and six-month periods ending June 30, 2005 were 59.9% and 54.7%, respectively, representing an increase over gross margin in corresponding periods of 2004 of 48.0% and 48.5%, respectively. Gross profit in 2004 was slightly lower due to the pricing that applies to the high-volume sales contracts that were fulfilled in 2004.

     S,G&A Expense. Selling expenses for the three- and six-month periods ended June 30, 2005 were $125,620, or 113% of sales, and $148,030, or 75.9% of sales, respectively, compared with $108,272, or 7.4% of sales, and $156,865, or 4.9% of sales, respectively, for the corresponding periods in 2004. These figures mirror the sales levels of the respective periods in that similar amounts for a much smaller sales base will amount to a much larger percentage. In addition, significant expenses have been incurred in developing the TV ads we need to promote the product ourselves, as well as the costs associated with initial test marketing. We expect these percentages to come down but to be significantly higher than in 2004 because of the differences in our marketing approach in 2005.

     General and administrative expenses for the three- and six-month periods ended June 30, 2005 were $260,813 and $360,397, respectively, compared with $217,181 and $477,389, respectively, for the corresponding periods in 2004. The quarter comparison reflects consulting expenses from a New York firm in the current quarter that were not present in 2004. The six-month figures include a significant reversal of a bad-debt expense in the first quarter of 2005 due to collection of the Office Max receivable. The figures reflect continued success in our on-going effort to maintain efficiency in our control of overhead costs.

     R&D Expense. Research and development expenses in the three- and six-month periods ended June 30,2005 were $90,793 and $125,994, respectively, as compared to $35,315 and $54,984, respectively, for the same periods in 2004. These increases reflect a step-up in new-product development involving the voice-technology devices incorporated in our newest products and costs related to the development of the cell-phone Road Whiz application.

     The Company recognized a loss from operations of (411,953) and (529,225) for the three- and six-month periods ended June 30, 2005, respectively, compared to profits from operations of $337,876 and $867,297 for the corresponding periods in 2004.

     Other Income (Expense). Other income for the three- and six-month periods ended June 30, 2005 totaled $39,339 and $33,010, respectively, compared with expenses of ($65) and ($5,191), respectively, for the corresponding periods of 2004. The 2005 numbers included $40,000 of royalty income from sales to Radio Shack by our supplier, Sweda, Ltd., of Hong Kong. Royalty revenues will continue in the third quarter at increased levels from additional sales to Radio Shack and sales to Wal-Mart and other retailers.

     As a result of the foregoing, the Company realized a net loss of (372,614), or ($0.06) per basic and diluted common share, for the three-month period ended June 30, 2005, compared to a net income of $337,811, or $0.05 per basic common and diluted share, for the three-month period ended June 30, 2004. The Company realized a net loss of ($496,215), or ($0.08) per basic and diluted common share, for the six-month period ended June 30, 2005, compared to a net income of $862,106, or $0.14 per basic common and diluted share, for the six-month period ended June 30, 2004.

FINANCIAL CONDITION AND LIQUIDITY

     At June 30, 2005, the Company had $45,955 in cash, compared to $552,823 at December 31, 2004. The Company's operating activities in the six months ended June 30, 2005 used cash totaling (488,645) because of the similar loss incurred in that period.

     Net cash used in investing activities for the six-month period ended June 30, 2005 totaled ($1,366) for capital equipment, compared to ($8,206) in the same period in 2004.

     Net cash provided by in financing activities for the six-month period ended June 30, 2005 was $150,000 compared to cash used of ($137,141) in the same period in 2004. The 2004 amount resulted from paying off debt with proceeds of sales in the last quarter of 2003, and the 2005 amount resulted from the debenture and advance received in the first half of 2005.

     The Company's current ratio at June 30, 2005 was 1.56:1 and its working capital was $92,122.

     Management believes that the financing described in Note 4 above will provide sufficient working capital for operations for the rest of 2005 and will permit product promotion for sales levels that will return the Company to profitability in 2005.

ITEM 3.  Controls and Procedures

     Evaluation of Disclosure Controls and Procedures: As of June 30, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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


                        ULTRADATA SYSTEMS, INCORPORATED
                                     10QSB
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:

     None

Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity
         Securities:

     In June 2005 Ultradata issued a total of 6,000 shares of common stock to three of the members of its Board of Directors. The shares were issued in consideration for services, and were valued at the market value on the date of issuance - i.e. $1,470. The issuances were exempt pursuant to Section 4(2) of the Act since the issuances were not made in a public offering and were made to individuals who had access to detailed information about Headliners and were acquiring the shares for their own accounts. There were no underwriters.

Item 3.  Defaults upon Senior Securities:

     None
                                    -13-

Item 4.  Submission of Matters to a Vote of Security Holders:

     None

Item 5.  Other Information:

     None

Item 6.  Exhibits and Reports on Form 8-K:

     Exhibits:

     31  Rule 13a-14(a) Certification.
     32  Rule 13a-14(b) Certification.

     Reports on Form 8-K:

     None.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 15, 2005
                                          /s/  Monte Ross
                                          ------------------------------
                                          Monte Ross, CEO
                                          (Chief executive officer)


                                          /s/ Ernest S. Clarke
                                          -----------------------------------
                                          Ernest S. Clarke, President
                                          (Principal financial and accounting
                                           officer)