Form 10QSB
period 2005-09-30
ULTRADATA SYSTEMS INC
filed 2005-11-14
CIK 931947

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                FORM 10-QSB

(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________TO_______________

                       COMMISSION FILE NUMBER  0-25380


                       ULTRADATA SYSTEMS, INCORPORATED
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

        Delaware                                      43-1401158
-------------------------------------------------------------------------------
(State or other jurisdiction of    	(I.R.S. Employer Identification No.)
  incorporation or organization)

   1240 Dielman Industrial Court, St. Louis, MO                63132
  --------------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)

       Issuer's telephone number, including area code:  (314) 997-2250

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.    Yes  [X]    No [ ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act)  Yes [ ]   No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

    Class                           Outstanding as of  November 4, 2005
 ----------------------------------------------------------------------
 Common, $.01 par value                          7,875,717

     Transitional Small Business Disclosure Format   Yes  [ ]  No  [X]

                                                        File Number
                                                          0-25380

                      ULTRADATA SYSTEMS, INCORPORATED
                               FORM 10-QSB
                           September 30, 2005
                                 INDEX

PART I - FINANCIAL INFORMATION                                       PAGE

     Item 1.  Financial Statements

          Condensed Balance Sheets at September 30, 2005 (unaudited)
           and December 31, 2004                                       3.

          Condensed Statements of Operations for the three month
           and nine month periods ended September 30, 2005 and
           2004 (unaudited)                                            4.

          Condensed Statements of Cash Flows for the nine months
           ended September 30, 2005 and 2004 (unaudited)               5.

          Notes to Condensed Financial Statements                      6.

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     9.


PART II - OTHER INFORMATION                                           11.

          Signatures                                                  13.

          Certification                                               13.

ULTRADATA SYSTEMS, INCORPORATED
Condensed Balance Sheets
As of September 30, 2005 and December 31, 2004
----------------------------------------------------------------------------

                                              September 30,    December 31,
                                                  2005            2004
                                              (Unaudited)
                                             ---------------  --------------
       Assets
Current assets:
 Cash                                         $    41,498      $   385,966
 Trade accounts receivable, net of
  allowance for doubtful accounts of $100          52,062           38,459
 Inventories, net                                 159,613           89,890
 Prepaid expenses                                  69,201           41,515
                                               ----------       ----------
 Total current assets                             322,374          555,830
                                               ----------       ----------

Property and equipment, net                        19,102           30,458

Other assets                                        5,444            5,444
                                               ----------       ----------
Total assets                                  $   346,920      $   591,732
                                               ==========       ==========

        Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
 Accounts payable                             $   144,351      $   126,019
 Accrued liabilities                              123,528           55,967
                                               ----------       ----------
 Total current liabilities                        267,879          181,986

Note payable - long term                           90,800                -
                                               ----------       ----------
 Total liabilities                                358,679          181,986

Stockholders' equity (deficiency)
 Preferred Stock, $0.01 par value, 4,996,680
  shares authorized, none outstanding                   -                -
 Common stock, $.01 par value; 50,000,000
  shares authorized; 7,161,484 shares issued
  and outstanding September 30,2005, and
  6,410,187 shares issued and outstanding
  December 31, 2004                                71,615           64,102
 Additional paid-in capital                     9,480,979        9,121,022
 Accumulated deficit                           (9,564,353)      (8,659,418)
 Deferred stock compensation                            -         (115,960)
                                               ----------       ----------
 Total stockholders' equity (deficiency)          (11,759)         409,746
                                               ----------       ----------
Total liabilities and stockholders' equity
 (deficiency)                                 $   346,920      $   591,732
                                               ==========       ==========

See accompanying summary of accounting policies and notes to financial statements.

ULTRADATA SYSTEMS, INCORPORATED
Condensed Statements of Operations
For the three and nine months ended September 30, 2005 and 2004 (unaudited)
---------------------------------------------------------------------------

                            Three months ended            Nine months ended
                               September 30,                September 30,
                             2005        2004             2005         2004
                          ----------------------      -------------------------
Net sales                 $  140,119  $  101,205      $  335,288  $  3,309,260

Cost of sales                110,892      51,588         199,395     1,703,108
                           ---------   ---------       ---------    ----------
Gross profit                  29,227      49,617         135,893     1,606,152

Selling expense               61,388      26,318         209,418       183,183

General and administrative
 expenses                    247,091     210,283         608,958       687,672

Research and development
 expense                      93,801      35,957         219,795        90,941
                           ---------   ---------       ---------    ----------
Total operating expenses     402,280     272,558       1,038,171       961,796
                           ---------   ---------       ---------    ----------

Operating (loss) profit     (373,053)   (222,941)       (902,278)      644,356

Other income (expense):
 Interest and dividend
  income                          82         852             597         1,190
 Interest expense            (80,550)       (697)       (101,963)       (6,408)
 Royalty income               44,800           -          84,800             -
 Settlement of legal dispute       -           -          13,844             -
 Other, net                        1        (168)             65            16
                           ---------   ---------       ---------    ----------
 Total other expense, net    (35,667)        (13)         (2,657)       (5,202)
                           ---------   ---------       ---------    ----------
(Loss) earnings income
 before income taxes        (408,720)   (222,954)       (904,935)      639,154

Income tax                         -           -               -             -
                           ---------   ---------       ---------    ----------
Net (loss) income         $ (408,720) $ (222,954)     $ (904,935)  $   639,154
                           =========   =========       =========    ==========
(Loss) earnings per share
 - basic                  $    (0.06) $    (0.04)     $    (0.14)  $      0.10
                           =========   =========       =========    ==========
(Loss) earnings per share
 - fully diluted          $    (0.06) $    (0.04)     $    (0.14)  $      0.10
                           =========   =========       =========    ==========
Weighted Average Shares
 Outstanding - Basic       6,587,587   6,257,480       6,470,168     6,152,552
                           =========   =========       =========    ==========
Weighted Average Shares
 Outstanding - Fully
 diluted                   6,587,587   6,257,480       6,470,168     6,419,244
                           =========   =========       =========    ==========



See accompanying summary of accounting policies and notes to financial statements.

ULTRADATA SYSTEMS, INCORPORATED
Condensed Statements of Cash Flows
Nine months ended September 30, 2005 and 2004 (unaudited)


                                                  2005           2004
                                              (unaudited)     (unaudited)
                                              -----------     -----------
Cash flows from operating activities:
 Net (loss) income                            $ (904,935)     $  639,152
 Adjustments to reconcile net loss to
  net cash provided by (used in) operating
  activities:
  Depreciation and amortization                   12,171          10,780
 Provision for doubtful accounts                (176,104)            283
 Reserve for inventory impairment                  9,597               -
 Stock issued for services                       117,430          14,495
 Non-cash amortization of note payable discount   96,800               -
 Increase (decrease) in cash due to changes
  in operating assets and liabilities:
  Trade accounts receivable                      162,502         395,660
  Inventories                                    (79,320)        (46,292)
  Prepaid expenses and other current assets      (27,686)        (20,638)
  Accounts payable                                18,332        (427,443)
  Accrued expenses                                67,561         (28,624)
                                                --------        --------
 Net cash (used in) provided by operating
  activities                                    (703,652)        537,373
                                                --------        --------
Cash flows from investing activities:
 Capital expenditures                               (816)         (8,206)
                                                --------        --------
 Net cash used in investing activities              (816)         (8,206)
                                                --------        --------
Cash flows from financing activities:
 Proceeds from stock issued for cash and
  options exercised                                    -           9,061
 Proceeds from sale of convertible debentures    300,000               -
 Proceeds from sale of warrants                   60,000               -
 Note payable - Short term                             -         165,000
 Principal payments on notes payable                   -        (311,202)
                                                --------        --------
 Net cash provided by (used in) financing
  activities                                     360,000        (137,141)
                                                --------        --------
Net (decrease) increase in cash                 (344,468)        392,026

Cash at beginning of period                      385,966           2,926
                                                --------        --------
Cash at end of period                         $   41,498      $  394,952
                                                ========        ========

Non-cash transactions included $6,000 of debentures converted to common stock.



See accompanying summary of accounting policies and notes to condensed financial statements.

                       ULTRADATA SYSTEMS, INCORPORATED
                   Notes to Condensed Financial Statements
                        September 30, 2005 (Unaudited)

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

     In the opinion of management, the information furnished for the three-month and nine-month periods ended September 30, 2005 and 2004, respectively, includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 2005. It is suggested that the interim financial statements be read in conjunction with the audited financial statements for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-25380), from which these statements were derived.

     Use of Estimates

     The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and adjustments by management, with consideration given to materiality. Actual results could vary from those estimates.

Note 1. Inventories

     Inventories consist of the following:

                                      September 30,            December 31,
                                          2005                     2004
                                     ---------------          --------------
                                       (Unaudited)

Raw Materials, net of obsolete         $   10,422               $    4,966
Finished Goods, net of obsolete           149,191                   84,924
                                         --------                 --------
Total                                  $  159,613               $   89,890
                                         ========                 ========

Obsolete inventory on hand             $  725,211               $  738,826


Note 2. Prepaid Expenses

     Prepaid expenses consist of the following:

                                      September 30,            December 31,
                                          2005                     2004
                                     ---------------          --------------
                                       (Unaudited)

Prepaid insurance                      $   18,674               $    6,015
Prepaid expenses                           42,527                   35,500
Prepaid advertising                         8,000                        -
                                         --------                 --------
                                       $   69,201               $   41,515
                                         ========                 ========

                       ULTRADATA SYSTEMS, INCORPORATED
                   Notes to Condensed Financial Statements
                        September 30, 2005 (Unaudited)

Note 3. (Loss) Income Per Share

                                For the three months      For the nine months
                                 ended September 30,      ended September 30,
                                   2005       2004          2005        2004
                                --------------------     ---------------------
Basic
 Numerator:
  Net (loss) income             $(408,720) $(222,954)    $(904,935)  $ 639,154
                                 --------   --------      --------    --------
  Numerator for basic income
   (loss) per share             $(408,720) $(222,954)    $(904,935)  $ 639,154
                                 ========   ========      ========    ========
Denominator:
 Weighted average common shares 6,587,587  6,257,480     6,470,168   6,152,552

 Denominator for basic income
  (loss) per share              6,587,587  6,257,480     6,470,168   6,152,552

 Basic income (loss) per share  $   (0.06) $   (0.04)    $   (0.14)  $    0.10

Fully Diluted Numerator:

 Net income (loss)              $(408,720) $(222,954)    $(904,935)  $ 639,154
                                 --------   --------      --------    --------
 Numerator for fully diluted
  income (loss) per share       $(408,720) $(222,954)    $(904,935)  $ 639,154
                                 ========   ========      ========    ========
Denominator:

 Weighted average common shares 6,587,587  6,257,480     6,470,168   6,152,552
 Common stock equivalents               -          -             -     266,692
                                ---------  ---------     ---------   ---------
  Denominator for fully
   diluted income (loss) per
   share                        6,587,587  6,257,480     6,470,168   6,419,244
                                =========  =========     =========   =========
  Fully diluted income (loss)
   per share                    $   (0.06) $   (0.04)    $   (0.14)  $    0.10


Note 4. Note Payable

     On February 17, 2005 Ultradata entered into a Securities Purchase Agreement dated February 14, 2005 with Golden Gate Investors, Inc., which was modified by an Addendum dated February 17, 2005. Ultradata sold to Golden Gate a 43/4% Convertible Debenture and Warrants to Purchase Shares of Common Stock, all for a purchase price of $300,000. The Company has received proceeds of the purchase price of $300,000, less $40,000 for legal fees associated with the SEC registration filings required to permit Golden Gate to make a public resale of the shares into which the Debenture is convertible and for which the Warrant is exercisable (the "Registration Statement"). The registration statement was declared effective by the SEC during the third quarter of 2005. As a result of the beneficial conversion of the debenture, the Company has allocated $300,000 to additional paid-in capital and recorded a discount on the debenture of $300,000.

                       ULTRADATA SYSTEMS, INCORPORATED
                   Notes to Condensed Financial Statements
                        September 30, 2005 (Unaudited)

     Interest that accrues on the Debenture, at 43/4% per annum, is paid monthly. The principal amount of the Debenture is payable in full on February 14, 2007. However, the holder of the Debenture has agreed that, in each month after the Securities and Exchange Commission declares the Registration Statement effective, the holder will convert at least 3% of the face amount of the debenture into common stock. Similarly, the holder of the Warrant is required to purchase at least 3% of the shares subject to the Warrant in each month after the Securities and Exchange Commission declares the Registration Statement effective. The holder's commitment to purchase 3% of the equity underlying the Debenture and Warrant is not effective, however, in any month during which the volume-weighted average price of the common stock falls below $.50.

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

     There are five conditions that will reduce the aggregate purchase price paid by Golden Gate below $3,300,000:

     1. As long as the volume-weighted average price of the common stock is below $.50 on any day during a month, Golden Gate has no obligation to purchase any shares during that month.

     2. If Golden Gate only converts the 3% minimum per month, the February 14, 2007 payment date for the Debenture will occur before full conversion and exercise have occurred.

     3. The conversion and exercise provisions of the securities provide that at no time may Golden Gate acquire ownership of more that 9.9% of Ultradata's outstanding common stock.

     4. If at the time of a conversion/exercise, the conversion price would be less than $.40, then either (a) Ultradata may opt to redeem the amount of principal that the holder presents for conversion at 125% of face value, or (b) if the conversion/exercise date is later than November 11, 2005, the holder may elect to convert up to $100,000 of the Debenture without exercising the Warrant, either of which events would reduce the aggregate purchases under the Debenture and Warrant by 900% of the amount redeemed by Ultradata or converted without exercise.

     5. When the principal amount of the Debenture falls below $100,000, Ultradata may redeem the remaining principal for its face value. In that event, the aggregate purchase price paid by Golden Gate for Ultradata common stock would be only $2,200,000.

     During the third quarter of 2005, Golden Gate Investors converted $6,000 of the debenture and exercised the Warrant for $60,000 which resulted in the issuance of 746,297 shares of Ultradata Systems, Inc. Common Stock to Golden Gate Investors, Inc. As a result of those transactions, the Company amortized $90,800 of the note-payable discount during the three months ended September 30, 2005.

                       ULTRADATA SYSTEMS, INCORPORATED
                   Notes to Condensed Financial Statements
                        September 30, 2005 (Unaudited)

              Note payable - face             $294,000

              Note-payable - discount          203,200
                                               -------
                                              $ 90,800
                                               =======
Note 5 Going Concern

     As reflected in the accompanying financial statements, a major customer of the Company experienced deteriorating operations during 2004 and during the second quarter of 2004 ceased ordering products from the Company. This customer accounted for 55.4% of sales during 2004. In addition the Company terminated its agreements with AAA for the sale of its products using the AAA logo to AAA retail locations. Although Management has a plan in place to replace these lost customers, it is not yet clear that the plan will be successful. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     The Company has continued its product design and development efforts to introduce new products in 2005 and has introduced its new Road GenieTM in 2005. In addition, the Company has completed development of two other new products. The first is a cell-phone version of the Road Whiz technology that allows the user to access our proprietary database by means of a cell phone. The second is a voice-activated digital voice recorder that provides hands-free recording of urgent reminders or other information received while driving when writing them down is awkward or even dangerous. Based on the success of the Talking Road Whiz with direct TV marketing, the Company is proceeding with plans to market Road GenieTM by means of direct-response commercials, with the Company marketing directly to consumers. This new product represents an increase in technology compared to the Talking Road Whiz and, in addition, can be enhanced to include a digital voice recorder for additional value to the customer. The Company is also opening a new source of revenue by developing the cell-phone Road Whiz application. Thus, the Company has several different methods in work to enhance future sales revenue. In addition, the Company has obtained a loan and a commitment for additional equity capital for up to $3.3 million (see Note
4). Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

Note 6 Issuance of Shares to Outside Directors

     During 2005, an aggregate of 6,000 shares of common stock having a fair market value of $1,470 were issued to outside directors for services rendered during 2004. The shares were valued on the prevailing price on the grant date.

Note 7 Subsequent Events

     Subsequent to September 30, 2005, Golden Gate Investors, Inc. converted $3,500 in principal amount of its Debenture and exercised its Warrant for $35,000, which resulted in the issuance of 714,233 shares to Golden Gate Investors.
                                    -9-

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              YOU SHOULD NOT RELY ON FORWARD LOOKING STATEMENTS

     This quarterly report contains a number of forward-looking statements regarding our future prospects. Among the forward-looking statements are descriptions of our plans to introduce new products to the market, to expand our customer base, to develop products based on a GPS/Internet technology, and to continue the Company's profitability. These forward-looking statements are a true statement of our present intentions, but are neither predictions of the future nor assurances that any of our intentions will be fulfilled. Many factors beyond our control could act against Ultradata in its efforts to develop and market its products. Among these factors are:

     * The fact that our financial resources are limited and will likely not sustain us without continued success of the Talking Road WhizTM product line or an infusion of new capital;
     * The fact that our lack of capital severely limits our ability to market our products. As a result, the loss of a significant customer could imperil the marketing of an entire product line;
     * The difficulty of attracting mass-market retailers to a seasonal product like the Talking Road Whiz(tm) and Road Genie(tm).
        There may also be factors that we have not foreseen which could interfere with our plans. In addition, changing circumstances may cause us to determine that a change in plans will be in the best interests of Ultradata. For the reasons given, there is a significant risk that we will not be able to fulfill our expectations for Ultradata.

OVERVIEW

     The Company mission is to aid the road traveler with useful information with products easy to use and affordable in price. Since 1987 we have been engaged in the business of manufacturing and marketing handheld computers that provide travel information. The products are based upon a data compression technology that we developed, portions of which we have patented. Recent developments in communications and speech technology have opened up new opportunities for us to integrate our technology and create new products merging these technologies with our own. The Company is completing development of several new products which are based on adding significant features to the successful Talking Road Navigator such as a Spanish-speaking unit and a voice-recognition unit which allows for hands-free operation. These new products are consistent with our goal of improved ease of use by the consumer. The Spanish-speaking unit was completed in 2004 and initial deliveries to customers have been made. The voice-recognition unit was completed and available for sale in limited quantities in summer of 2005. The voice recognition product is called the Road Genie Audio Navigation System and represents a quantum jump in user convenience. We have produced a TV commercial to enable selling the Road Genie directly to consumers. We will attempt to repeat the success of the Talking Road Whiz through direct TV promotion. We began test marketing began in May 2005. The test marketing has shown mixed results, with some TV channels successful and others with different demographics less so. We will focus on those channels which show promise.

     Each of our consumer products is designed to allow the consumer to access useful information stored in a convenient manner. Our handheld computers generally sell at retail prices between $19.95 and $59.95 per unit. The products have been available in retail mass-market chains, catalogs, credit-card inserts, and other channels. The goals of the Company's research and development investments are targeted at attaining the right product at the right price. There are over 125 million drivers in the U. S., and there is a great demand for useful, easy-to-access information for convenience and safety on the road. Low-cost products that achieve these benefits have a significant niche in the marketplace. Thus far, Management feels the Company has barely penetrated this huge, largely untapped market. The Company hopes to continue to exploit this niche over the next few years by bringing the results of merged technologies to bear on the goals stated above with significant impact on Company sales and profits. Ease of use and low cost are major considerations. With the new voice-recognition unit, we believe we are close to tapping this large market. The introduction of expensive GPS navigation systems has brought more awareness to this category. However, most consumers do not wish to pay over $500 or monthly fees for directions. Our low-cost user-friendly products offer an affordable alternative.

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

     We are making progress with wider channels of distribution of our present products, with Kohl's and Wal-Mart committing to carry these products later this year. Product has been shipped to both chains for sale in the 4th quarter of 2005. We are also attempting to broaden the markets for our products in 2005 and are taking on the tasks of promoting products, such as Road Genie - tasks that traditionally have been performed by our customers. This development will add to our marketing costs in 2005 but should permit us to command a higher margin than we could otherwise realize. In the past wholesalers or distributors were burdened with these marketing costs, which will fall to us on the new products.

     In the area of new products, the Company has recently completed a voice-activated audio navigation system called Road GenieTM which is just coming to market. The user requests data verbally, and the unit responds verbally with directions to the service requested. Because this device provides for hands-free operation, it represents a significant jump in performance over earlier products and we hope will generate revenue if funds for marketing it are available. We had expected that the funds necessary for initial marketing of the Road Genie would be available from the funding described in Note 4 to the Financial Statements. However, to date we have received only insignificant funds from that source due to the low price of our common stock in recent months. So we do not know at this time whether we will be able to introduce the Road Genie(tm) to the market in any effective manner.

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

     We also plan to add a voice-activated digital voice recorder feature to the Road Genie at little additional cost. Development is complete, and this feature will add value and make the product even more attractive to consumers. With this same technology, we have designed a digital voice recorder that responds to voice commands for use in automobiles. Originally, we expected to have it available by the end of 2005, but production engineering issues have set that date back a few months.

     If funds for continued development and introductory marketing become available, further revenue can be expected downstream by implementation of the cell-phone Road Whiz application now in field test. The marketing objective for that product is to have the service carrier include this application in offers to his customer base. Since there is no hardware cost to the consumer, Road Whiz information can be obtained at very low cost to the consumer. Economic models, such as a monthly subscription of $1 or pay-per-use method, all contribute revenue to us with large numbers of potential clients, namely anyone with a cell phone traveling on the highways.

     The product-development plan for 2006 includes adding a GPS receiver and incorporating software we've developed to implement a relatively low-cost voice-activated navigation system with even more capability than the Road Genie for simplicity of operation by the consumer. In addition, we will have the new voice-command digital voice recorder and a full year of Road Genie sales if the funds needed to sustain those projects become available.

RESULTS OF OPERATIONS

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

	Operating results for the third quarter of 2005 were comparable to those of the third quarter of 2004. Cumulative operating results for the nine months through the third quarter of 2005 were significantly less when compared to the same period in 2004. Much of the reduction in sales for the period came about due to our major distributor entering a period of uncertainty with new ownership. In addition, their internal difficulties prevented aggressive marketing of our products and they actually eliminated certain sales channels. It is taking time for the Company to adequately replace this distributor; it has had serious effect on Company results since the second half of 2004. Management is addressing this problem aggressively with some success as outlined below.

      Sales. During the three and nine months ended September 30, 2005, net sales totaled $140,119 and $335,288, respectively, compared with $101,205 and $3,309,260, respectively for the same periods in 2004. These figures represent an increase of 38.5% for the quarter and a decrease of 89.9% for the nine-montH period.

      Backlog. As of September 30, 2005, the backlog for delivery in the fourth quarter 2005 was $300,204, as compared with $558,722 as of September 30, 2004.

      Gross Profit. Gross profit for the three- and nine-month periods ending September 30, 2005 were 20.9% and 40.5% of sales, respectively, as compared to 49.0% and 48.5%, respectively, for the corresponding periods in 2004. The reductions in gross margin as a percent of sales are due to a one-time transaction in the third quarter required by our settlement with AAA. AAA paid $4 per unit of branded AAA products remaining in our inventory - a sale representing negative gross profit. Without that transaction the gross margin for the three and nine-month periods would have been 65.0% and 52.9%, respectively. These results reflect the additional gross margin resulting from direct sales. There is additional selling expense resulting from this sales method, as discussed below.

      SG&A Expense. Selling expenses for the three- and nine-month periods ended September 30, 2005 were $61,388 and $209,418, respectively, compared with $26,318 and $183,183, respectively, for the corresponding periods in 2004. As a percent of sales, selling expenses for the periods in 2005 were 43.8% and 62.5%, respectively as compared to 26.0% and 5.5% for the same periods in 2004. The increase for the quarter reflects our increased efforts to sell product through our own advertising campaign rather than relying on our customers. For the nine-month period, these additional expenses reflect a much higher percentage of sales because of the much lower sales base in that period. General and administrative expenses for the three- and nine-month periods ended September 30, 2005 were $247,091 and $608,958, respectively, compared with $210,283 and $687,672, respectively, for the corresponding periods in 2004. These figures represent an increase of 17.5% for the quarter and a decrease of and 11.4% for the nine-month period in 2005 versus the same periods in 2004. Without the $40,000 legal expenses for the Golden Gate financing registration booked in August 2005, G&A expenses in the third quarter of 2005 quarter would have been slightly less than in the third quarter of 2004.

      R&D Expense. Research and development expenses in the three-month period ended September 30, 2005 amounted to $93,801 as compared to $35,957 for the same period in 2004. For the nine-month period, they were $219,795 as compared to $90,941 in the same period in 2004. These increases reflect the considerable R&D effort mounted in 2005 versus 2004 in an effort to bring the cell-phone Road Whiz application to market and to develop Road Genie and the digital voice recorder.

     The Company posted a net loss from operations of ($373,053) for the three-month period ended September 30, 2005, compared to a net loss from operations of ($222,941) for the corresponding period in 2004. For the nine-month period, the Company posted an operating loss of ($902,278) compared to an operating profit of $644,356 for the same period in 2003. The greater loss for the quarter compared to 2004 reflects the lower gross margin and increased expenses discussed above. The nine-month period benefited from large first-half sales in 2004 that did not materialize in 2005, as the Company works to transition from distributor sales to more direct sales.

     Other Expense. Other expense for the three- and nine-month periods ended September 30, 2005 totaled ($35,667) and ($2,657), respectively, compared with ($13) and ($5,202), respectively, for the corresponding periods of 2004. In the second and third quarters of 2005, the Company received royalty credits from Sweda for Company products sold to Radio Shack directly from the factory by Sweda which offset part of the amortization of the Golden Gate debenture discount.

     As a result of the foregoing, the Company realized a net loss of ($408,720), or ($0.06) per basic and diluted common share, for the three-month period ended September 30, 2005, compared to a net loss to common shareholders of ($222,954), or ($0.04) per basic and diluted common share, for the three-month period ended September 30, 2004. The Company realized a net loss of ($904,935), or ($0.14) per basic and diluted common share, for the nine-month period ended September 30, 2005, compared to net income to $639,154, or $0.10 per basic and diluted common share, for the nine-month period ended September 30, 2004.

FINANCIAL CONDITION AND LIQUIDITY

     At September 30, 2005, the Company had $41,498 in cash, compared to $385,966 at December 31, 2004. The Company's operating activities in the nine months ended September 30, 2005 used cash totaling $703,652 primarily due to the losses for the period.

     Net cash used in investing activities included $816 for capital expenditures.

     Net cash provided by financing activities for the nine-month period ended September 30, 2005, arose from the financing arrangement with Golden Gate Investors, Inc. and amounted to the $300,000 debenture and $60,000 for 6,000 warrants.

     The Company's current ratio at September 30, 2005 was 1.2:1 and its working capital was $54,495.

     The Company's only source of capital at this time is the Debenture and Warrant combination held by Golden Gate Investors, Inc. Unless the price of our common stock increases substantially in the near term, that financing will not provide us significant funds to continue operations for the next twelve months. Our ability to sustain operations through 2006 will depend, therefore, on the success of our marketing effort in the 4th quarter of 2005.

     As shown in the accompanying condensed financial statements, the Company has a net loss for the nine-month period ending September 30, 2005 of $904,935, a negative cash flow from operations of $703,652, working capital of only $54,495 and a stockholders' deficiency of $11,759. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: As of September 30, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls: There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

                       ULTRADATA SYSTEMS, INCORPORATED
                                   10QSB

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings:

     None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds:

     (a) Unregistered Sales of Equity Securities

         During the three months ended September 30, 2005, Ultradata sold a total of 746,297 shares of common stock to Golden Gate Investors, Inc. The consideration for the shares was $60,000 plus satisfaction of $6,000 in principal amount of a Debenture. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to an entity whose executives had access to detailed information about Ultradata and which was acquiring the shares for its own account. There were no underwriters.

Item 3.  Defaults upon Senior Securities:

     None

Item 4.  Submission of Matters to a Vote of Security Holders:

     None

Item 5.  Other Information:

     None

Item 6.  Exhibits:

     31  Rule 13a-14(a) Certification
     32  Rule 13a-14(b) Certification



                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2005                      /s/  Monte Ross
                                       --------------------------
                                       Monte Ross, CEO
                                       (Chief executive officer)


                                       /s/ Ernest S. Clarke
                                       -----------------------------------
                                       Ernest S. Clarke, President
                                       (Principal financial and accounting
                                        officer)