Form 10KSB
period 2005-12-31
ULTRADATA SYSTEMS INC
filed 2006-04-07
CIK 931947

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to_____

                     Commission File Number:   0-25380

                       ULTRADATA SYSTEMS, INCORPORATED
                --------------------------------------------
               (Name of small business issuer in its charter)

          Delaware                                  43-1401158
  --------------------------------------------------------------------------
  (State or other jurisdiction of        (IRS Employer Identification No.)
   incorporation or organization)

           1240 Dielman Industrial Court, St. Louis, MO.    63132
          ---------------------------------------------------------
          (Address of principal executive office)       (Zip code)

        Issuer's telephone number, including area code: (314) 997-2250

       Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $.01 Par Value
                             (Title of Class)

Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.  [ ]

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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [X]

State the issuer's revenues for its most recent fiscal year: $781,220

The aggregate market value at April 3, 2006 of the voting stock held by non-affiliates, based on the closing price as reported by the OTC Bulletin Board, was approximately $381,944. The aggregate market value has been computed by reference to a share price of $0.04 (the price at which stock was sold, or the average bid or asked price of such stock on April 3,
2006). All directors, officers, and stockholders owning more than five percent of the outstanding common stock of the Registrant have been deemed "affiliates" for the purpose of calculating such aggregate market value.

The number of shares outstanding of the issuer's common stock, as of April 4, 2006, was 12,682,238

Transitional Small Business Disclosure Format:   Yes [ ]   No [ ]

              DOCUMENTS INCORPORATED BY REFERENCE:  None

              YOU SHOULD NOT RELY ON FORWARD LOOKING STATEMENTS

     This annual report contains a number of forward-looking statements regarding our future prospects. Among the forward-looking statements are descriptions of our plans to introduce new products to the market, to expand our customer base, to develop products for ease of travel, and to return our company to profitability. These forward-looking statements are a true statement of our present intentions, but are neither predictions of the future nor assurances that any of our intentions will be fulfilled. Many factors beyond our control could act against Ultradata in its efforts to develop and market its products. Among these factors are:

      * The fact that our financial resources are minimal and will not sustain us through this year unless we have a dramatic increase in sales volume;

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

PART I

ITEM 1. BUSINESS

Overview

     The Company mission is to aid the road traveler with useful information with products easy to use and affordable in price. Since 1987 we have been engaged in the business of manufacturing and marketing handheld computers that provide travel information. The products are based upon a data compression technology that we developed, portions of which we have patented. Recent developments in communications and speech technology have opened up new opportunities for us to integrate our technology and create new products merging these technologies with our own. These new products are consistent with our goal of improved ease of use by the consumer. In 2005, development of the Road Genie Audio Navigation System was accomplished and represents a quantum jump in user convenience. We also have developed a low-cost voice-controlled audio recorder for automobile use using the same voice-recognition technology. Production of this unit will be performed in the first quarter of 2006 and should be available for sale in the second quarter.

     The Company has sold over 3 million of its low-cost handheld travel computers, demonstrating that there is a market for travel information products. To re-awaken that market with an improved product that speaks, the Company has developed a Talking Road WhizTM. Significant deliveries of this product began in September of 2003 and, the Company received significant revenue in the last four months of 2003 from sales of this new addition to its product line. Company earnings in the fourth quarter of 2003 were sufficient to offset losses in the first three quarters of 2003. This success continued in the first two quarters of 2004, which have traditionally been weak quarters for Ultradata. Our growth was stalled, however, in the second half of 2004, when our primary distributor and one significant customer both ceased placing orders. We engaged in efforts to replace those sales lost in 2005 but without success.

     The Company is completing development of a Cellular Road Whiz application using our proprietary database. This product will provide the user access to our database via a cell phone rather through separate hardware. Users who subscribe to our service can get not only information about services along their route with directions and distance from their location but, in addition, can obtain fuel prices in real time and select their stop on that basis. We expect full-scale tests of the system to start in the second quarter of 2006.

     Each of our consumer products is designed to allow the consumer to access useful information stored in a convenient manner. Our handheld computers generally sell at retail prices between $19.95 and $59.95 per unit. The products have been available in retail mass-market chains, catalogs, credit-card inserts, and other channels.

     The goals of the Company's research and development investments are targeted at attaining the right product at the right price. There are over 125 million drivers in the U. S., and there is a great demand for useful, easy-to-access information for convenience and safety on the road. Low-cost products that achieve these benefits have a significant niche in the marketplace. Thus far, Management feels the Company has barely penetrated this huge, largely untapped market. The Company expects to continue to exploit this niche over the next few years by bringing the results of merged technologies to bear on the goals stated above with significant impact on Company sales and profits. Ease of use and low cost are major considerations. With the new voice-recognition unit, we believe we are close to tapping this large market. The introduction of expensive GPS navigation systems has brought more awareness to this category. However, most consumers do not wish to pay over $200 or monthly fees for directions. Our low-cost user-friendly products offer an affordable alternative.

Handheld Travel Computers

     The Road Whiz(tm) Line of Products

     Our core business is a line (currently 6 products) of hand-held computers that utilize our proprietary data compression technology to provide a library of information in a pocket-size box. Most of the products contain travel information, customized to specific markets, and so the flagship products have carried variations of the trademark "Road Whiz(tm)." Within the chip that powers a Road Whiz(tm) can be found infor-mation regarding over 100,000 services and amenities along the U.S. Inter-state Highway System and directions on how to reach the service or amenity of choice. Some versions of the Road Whiz(tm) also contain information about services and attractions within the cities linked by the Interstate Highway System, and some versions include U.S. highways as well as Interstates.
The products also provide distances between major U. S. cities, with over 100,000 pre-calculated routes. The service information provided by a Road Whiz(tm) product includes directions and mileage to gas stations, hotels, motels, hospitals, and 24-hour restaurants, as well as highway patrol emergency numbers. We sell our handheld products through independent sales representatives, mass merchandise retailers, catalog companies, department stores, office supply stores, direct mail promotions, luggage stores and selected television shopping channels.

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

     In 2004, we expected to have the entire year for Talking Road Whiz(tm) sales as compared with only the last four months of 2003. However, market forces and business problems for some of our biggest customers truncated Talking Road Whiz(tm) sales to those customers in the latter half of the year. Consequently, we attempted to broaden the markets for our products in 2005 and took on the tasks of promoting the products that traditionally have been performed by our customers. This development added significantly to our marketing costs in 2005.

     The following table identifies the most significant customers on the basis of sales in the past two years as well as other mass-market retailers that carry our products. The table shows the effect of losing MSS and Office Max as customers in 2005 and the need to replace them or reengage them in 2006.

Channel of Distribution        2005 Sales   % of Sales  2004 Sales  % of Sales
------------------------------------------------------------------------------
QVC                            $  152,509     19.5%    $   484,219     12.2%
Kohl's Department Stores       $  144,144     18.4%    $         -      0.0%
United Marketing Group         $   44,266      5.7%    $         -      0.0%
AAA Clubs                      $   42,282      5.4%    $   162,220      4.1%
Media Solutions Services       $        -      0.0%    $ 2,200,642     55.4%
Office Max                     $        -      0.0%    $   560,352     14.1%

     Central to the marketing strategy is our effort to develop a variety of distribution paths, so as to maximize our penetration of the potential market for our products. However, channels where the product can be demonstrated, such as QVC, are most successful and are critical to sales. Success in mass-market retail chains depends on product placement and promotional efforts in the stores.

     Manufacturing

     We do not manufacture any of our products. We retain assemblers to manufacture the products. At present, there is one manufacturer to whom we contracted all of our assembly work in 2005. Each year, the manufacturer quotes prices to us based upon estimated annual quantities. Exact pricing is usually good for 90 days. Significant changes in chip prices result in similar changes from our manufacturer. Then we place individual purchase orders for production. Our arrangements with this manufacturer - up to the point of a purchase order - are terminable at will by either party. If the manufacturer becomes unavailable to us, alternate sources would be readily available. Nevertheless, the sudden loss of our manufacturer or unanticipated interruptions or delays from our present manufacturer would likely result in a temporary interruption to our planned operations.

     Backlog

     As of March 4, 2006 our total backlog was $85,085, as compared to our backlog on March 4, 2005 of $68,147.

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

     In 2005, the Company incurred $278,241 in research and development costs compared to $140,507 in 2004. Research activities for 2004 were primarily focused on continued development of the Talking Road Whiz(tm) products and the Road Genie(tm) Audio Navigation System. In 2005, we developed a digital voice recorder feature as a stand-alone product which can be added to the Road Genie as an augmentation downstream. Further, we have been developing a cell-phone application that would make our software and database available to a cell-phone user who opts to subscribe to this service thought his service provider. We see this channel as a new opportunity for revenue from our patents. Thus, three different paths to enhance profitability will be advanced in 2006: the voice-activated Road Genie(tm) as part of the Road Whiz family of products, a digital voice recorder for use in the automobile, and the cell-phone Road Whiz application, which is solely software to run on a cell phone and on a server accessible through the phone.

Employees

     The Company currently has 8 full-time employees, including three officers, all of whom are located at the Company's headquarters in St. Louis, Missouri. The Company employs two people in sales, customer service and shipping, two people in executive management and administration, two people in product development, and two people in inventory management and accounting. None of the Company's employees belongs to a collective bargaining union. In addition, a number of part-time consultants are retained for database research, website development and maintenance, and software development. The Company has not experienced a work stoppage and believes that its employee relations are good.

Item 2. PROPERTIES

     Our headquarters, principal administrative offices, and research and development facilities are located in approximately 5,000 square feet of leased office space in an industrial building located at 1240 Dielman Industrial Court, St. Louis, Missouri. The Company pays a monthly rent plus 16% of all building expenses under a new lease that expires May 1,2006. The Company maintains no manufacturing operations on site and employs outside contractors to perform all of its manufacturing requirements.

     Aggregate rental expense totaled $44,387 for 2005, compared to $45,500 in 2004. The Company believes that its facilities are adequate for the Company's present and foreseeable requirements.

Item 3. LEGAL PROCEEDINGS

     None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In April 2006 the Company submitted for stockholder approval an amendment to the certificate of incorporation that increased the authorized common stock from 10,000,000 shares to 50,000,000 shares in order to permit the Company to enter into the convertible-debenture financing arrangement with Golden Gate Investors, Inc. The measure was approved by a vote of over 90% of the voting stock.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information

     The following table sets forth the prices for the Company's Common Stock (OTC Bulletin Board: UDTA) for the eight quarters starting January 1, 2004 and ending December 31, 2005. Since August 29, 2001 the Common Stock has been quoted on the OTC Bulletin Board. The bid prices quoted reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                    Bid
                              --------------
Quarter Ending                High       Low

March 31, 2005                0.45      0.37
June 30, 2005                 0.245     0.245
September 30, 2005            0.95      0.95
December 31, 2005             0.40      0.35

March 31, 2004                1.52      0.15
June 30, 2004                 2.09      1.47
September 30, 2004            1.50      0.57
December 31, 2004             0.91      0.41

(b)  Shareholders

     At March 16, 2006, there were 116 registered stockholders of record of the Company's Common Stock. Based upon information from nominee holders, the Company believes the number of owners of its Common Stock exceeds 2,000.

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

(d)  Sale of Unregistered Securities

     In a series of transactions taking place between August 17, 2005 and December 31, 2005, Ultradata sold a total of 1,925,156 shares of common stock to Golden Gate Investors, Inc. The shares were sold for a total of $116,500, consisting of (a) conversion of $21,500 in principal amount of a convertible debenture that Ultradata sold to Golden Gate in February 2005 and (b) payment of $95,000 upon exercise of a warrant that Ultradata issued to Golden Gate in February 2005. The sales were exempt pursuant to Section 4(2) of the Act since the sales were not made in a public offering and were made to an entity whose principals had access to detailed information about the Company and which was acquiring the shares for its own accounts. There were no underwriters.

(e)  Repurchase of Equity Securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2005.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Overview

     The downward sales trend was reversed in 2003 due to the successful introduction of the Talking Road Whiz(tm) in the third quarter of 2003. The success of this new product enabled the Company to overcome losses in the first three quarters of the year with a superb fourth quarter and be profitable for the year. In 2004, this trend continued through the first two quarters of the year. In the second half of the year, sale declined due to internal problems at two of our major customers. We worked to rectify that situation in 2005 by expanding our channels of distribution and introducing new attractive products. Because of our present lean operation, profitability can take place at a lower level of sales than in previous years. Our efforts to reach that level in 2005, however, were unsuccessful.

     Results of Operations

     Sales. Sales for 2005 dropped to $781,220 from $3,970,434 in 2004 due to the continuation of the sales decrease that started in 2004 with the loss of a major customer. A somewhat mitigating factor was our success in royalty sales that will be discussed below, but our efforts to pursue mass-market outlets for both our traditional products as well as new products was not able to offset the loss of sales.

     Gross Profit. Our gross profit in 2005 was $358,859, or 45.9% of sales, compared to $1,943,678, or 49.0% of sales, in 2004. The lower margin in 2005 was due to a different mix of types of sales in the two years compared.

     Selling Expenses. During 2005, we incurred $314,101, or 40.2% of sales, in advertising, promotion, and marketing program expenses, as compared to $329,137, or 8.3% of sales, in 2004. The increased percentage is primarily due to the decrease in sales base. In addition, we made an attempt to sell through TV advertising that did not produce sales commensurate with the added expense.

     Research and Development Expenses. Our research and development expenses in 2005 were $278,241 as compared with $140,507 in 2004, an increase of $137,734, or 98.0%. In 2005 we developed the AutoVoice recorder and cell-phone Road Whiz which we expect to bring to market in 2006.

     General and Administrative Expenses. Our G&A expenses were $812,733 in 2005 as compared to $1,151,439 in 2004, representing a decrease of $338,706, or 29.4%. This decrease is primarily due to the recovery of a bad-debt expense of $170,000 that was written off in 2004. A large part of the G&A expense in 2005 is made up of professional services due to the financing transaction completed in 2005.

     Other Income (Expense). During 2005, other expense was ($4,825,603) compared to ($4,773) in 2004. The primary difference between the two years was the non-cash Warrant Value Expense of $4,824,878 in 2005 due to the Golden Gate Investors financing arrangement (see Note 5). These costs are dictated by EITF 0019.

     Furthermore, the situation in the two years was also different in that in 2005 the Company realized $136,478 in royalty income through the volume sale of its products by third parties at wholesale prices. The 2005 numbers were also affected by recording a gain of $13,844 on settlement of an account receivable that was written off as uncollectible in 2004.

     Net Income. As a result of the foregoing, net loss for 2005 was ($5,871,819), or ($0.86) per share, as compared to net income for 2004 was $317,822, or $0.05 per share.

     Liquidity and Capital Resources

     The Company cash position experienced significant erosion during 2005 by virtue of its losses. Cash used in operations was $627,935 as compared to cash provided by operations of $539,656 in 2004. Our cash at the end of the year stood at $133,524. Because sales in the first quarter of 2006 have been minimal, our cash position has been further eroded since year-end.

     The cash provided by our financing arrangement in 2005 was vital to our surviving to this point. The sale of stock to Golden Gate Investors provided $395,000 of working capital in 2005. Due to the low price of our common stock, however, we do not expect to receive additional financing from that source. The debenture issued to Golden Gate Investors has been reduced to $200,000 through conversions, and we expect that further conversions will substantially dilute our outstanding shares.

     At the present time we lack sufficient working capital to fund our business at its current operating level. As a result of our current situation, our recent net losses and our negative cash flow, our auditor has expressed substantial doubt in its opinion regarding our ability to continue as a going concern. In order to conserve cash, we have reduced the working hours of our employees. This reduction, however, reduces our productivity and exacerbates our primary problem - that our sales are insufficient to cover our costs. Unless sales increase significantly in the coming months or we receive additional capital, it appears doubtful that our business will continue for the next twelve months.

     Impact of Accounting Pronouncements

Critical Accounting Policies and Estimates

     In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for 2005, there were estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results. Those were

     Estimating returns and allowances

     Estimating allowance for doubtful accounts

     Estimating reserve for excess and obsolete inventory

     Estimating a tax asset valuation allowance

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

     Estimating allowance for doubtful accounts

     As needed based on specific customers' circumstances affecting their probability of payment, we reserve an allowance for losses we may incur as a result of our customers' inability to make required payments. Any increase in the allowance results in a corresponding increase in our general and administrative expenses. In establishing this allowance, and then evaluating the adequacy of the allowance for doubtful accounts each quarter, we analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. If the financial condition of one or more of our customers deteriorates, resulting in their inability to make payments, or if we otherwise underestimate the losses we incur as a result of our customers' inability to pay us, we could be required to increase our allowance for doubtful accounts which could adversely affect our operating results. We have a case whereby the aging of the receivable from a company undergoing some business problems has led us to be in significant doubt as to its collectibility and has caused us to institute legal proceedings for collection. This situation has caused the allowance to be unusually large in the present financial statements.

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

     Estimating a tax asset valuation allowance

     Note 10 to the Financial Statements details our determination that we should record a valuation allowance for the full value of the deferred tax asset created by our net operating loss carryforward. The primary reason for the determination was our lack of certainty as to whether Ultradata would carry on profitable operations in the future.

     We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2005.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Recent Accounting Pronouncements

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 8A. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures: As of December 31, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act (Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

     Changes in Internal Controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer, which occurred during the period covered by this report that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

     None.

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists certain information regarding the officers and directors of the Company as of April 4, 2006:

NAME                          AGE      POSITION
--------------------------------------------------------------------------
Monte Ross                    73       Chief Executive Officer, Director
Ernest Clarke                 66       President & Chief Financial Officer,
                                        Director
Mark L. Peterson              49       Vice President-Engineering, Secretary,
                                        Director
Donald Rattner                73       Director
Matthew Klapman               36       Director

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

     Matthew Klapman joined the Company in 2002 to serve as a member of the Board of Directors. Mr. Klapman is the CEO of Future Vision Technologies, Inc., which he co-founded in 1990. He has maintained a strong career in technological innovation, business strategy, negotiation, and team management. He has invented and developed a myriad of products in the video, 3-D graphics, and communication fields. As a Director at Motorola, he developed the computer graphics and marketing strategy for its corporate strategy office and broadband wireless communications sector. In addition, as Director of Research and Development for Motorola's Personal Communications Sector, he spearheaded the creation of the new user interface platform that is the basis for all of Motorola's cellular phones. He has developed products and designs that have earned several industry awards. He received a B.S. in Computer Engineering and a J.D. from the University of Illinois at Urbana. He holds 4 issued and 7 pending patents.

AUDIT COMMITTEE

     The Board of Directors has appointed an Audit Committee of the Board. The present members of the Audit Committee are Donald Rattner and Matthew Klapman. The Board of Directors has determined that Donald Rattner is qualified to serve as an "audit committee financial expert", as defined in the Regulations of the Securities and Exchange Commission. Mr. Rattner is an "independent director", as defined in the Regulations of the Securities and Exchange Commission.

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

Item 10. EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by, or paid by Ultradata to executives for services rendered in all capacities to Ultradata during each of the last three fiscal years. There was no other executive officer whose total salary and bonus for the fiscal year ended December 31, 2005 exceeded $100,000. In 2005, in order to preserve cash reserves, the three principals below deferred a significant portion of their salaries, as shown in the notes below. The Company records this liability in its accrued expenses.

NONE

                              Annual                     Long-term
                           Compensation                 Compensation
Name & Position          Year        Salary        Bonus   Other   Options
----------------------------------------------------------------------------
Monte Ross,              2005     $ 145,310 (1)   $   -   $     -
Chief Executive Officer  2004     $ 167,880       $   -   $     -     (2)
                         2003     $ 157,367       $   -   $     -

Ernest Clarke            2005     $ 101,673 (3)   $   -   $     -
President                2004     $ 111,040       $   -   $     -     (4)
                         2003     $ 103,695       $   -   $     -

Mark Peterson            2005     $  89,824 (5)   $   -   $     -
Vice President -
 Engineering             2004     $ 101,152       $   -   $     -     (6)
                         2003     $  93,101       $   -   $     -

(1)  Includes $92,100 in cash and $53,210 deferred.
(2) During 2004 the Board's Stock Option Committee awarded Mr. Ross options to purchase 25,000 shares of Common Stock at an exercise price of $.72.
(3)  Includes $65,706 paid in cash and $35,967 deferred.
(4) During 2004 the Board's Stock Option Committee awarded Mr. Clarke options to purchase 25,000 shares of Common Stock at an exercise price of $.72.
(5)  Includes $58,899 paid in cash and $30,925 deferred.
(6) During 2004 the Board's Stock Option Committee awarded Mr. Peterson options to purchase 30,000 shares of Common Stock at an exercise price of $.72.

Employment Agreements

     Messrs. Ross, Peterson, and Clarke have individual employment agreements with Ultradata beginning September 1, 1994. Except as noted herein, the terms of the employment agreements are substantially identical. The agreements were extended in 1997 by action of the Board of Directors to October 31, 2000, again in 2000 to October 31, 2003, again in 2003 to October 1, 2005, and again in 2005 to October 1, 2006. The agreements provide for base salaries, which are adjusted annually by the Board of Directors. If the majority of the Board cannot agree as to a level of salary adjustment, the salary will increase by 10% for Mr. Clarke and Mr. Peterson and 5% for Mr. Ross. The employment agreements restrict each officer from competing with Ultradata for one year after the termination of his employment unless that employee establishes that his employment by a competitor will not involve the use of any information considered confidential by Ultradata.

Stock Option Awards

     The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer and Chief Financial Officer during the year ended December 31, 2005 and those options held by each of them on December 31, 2005.

     Option Grants in the Last Fiscal Year

                                    Percent
                                    of total
                      Number of     options
                      securities    granted to
                      underlying    employees       Exercise
                      option        in fiscal       Price           Expiration
Name                  granted       year            ($/share)       Date
------------------------------------------------------------------------------
M. Ross               NONE              -            N/A               N/A

E. Clarke             NONE              -            N/A               N/A



     Aggregated Fiscal Year-End Option Values

             Number of securities underlying  Value of unexercised in-the-money
             unexercised options at fiscal    options at fiscal year-end ($)
Name         year-end (#) (All exercisable)   (All exercisable)
-------------------------------------------------------------------------------
M. Ross	           146,813			            $43,853
E. Clarke           91,423                                  $23,912


Remuneration of Directors

     Outside Directors receive $500 per meeting and are reimbursed for out-of-pocket expenses incurred on the Company's behalf. From time to time they are granted stock and options as recommended and approved by the inside directors. During 2005, the outside directors each received 2,000 shares of Ultradata common stock.

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


     There are 12,682,238 shares of our common stock outstanding at April 5, 2006. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include:

     * shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days, and

     We do not, however, include these "issuable" shares in the outstanding shares when we compute the percent ownership of any other person.

Name and             Amount and
Address of           Nature of               Percentage
Beneficial           Beneficial              of Outstanding
Owner (1)            Ownership               Shares
---------------------------------------------------------------
Monte Ross           306,813(2)                2.4%

Ernest Clarke        252,275(3)                2.0%

Mark Peterson        308,893(4)                2.4%

Donald Rattner        50,352(5)                0.4%

Matthew Klapman        8,000(6)                0.1%

All officers and
directors as a
group (5 persons)    926,333(7)                7.1%


(1) Unless otherwise indicated, the address of each of these shareholders is c/o Ultradata Systems, Incorporated, 1240 Dielman Industrial Court, St. Louis, Missouri 63132
(2) Includes 100,000 shares owned by the Harriet Ross Revocable Trust, and 60,000 shares owned by the Monte Ross Revocable Trust. Also includes options to purchase 146,813 shares.
(3) All shares are owned jointly with Mr. Clarke's spouse. Also includes options for 91,423 shares.
(4)  Includes options for 117,511 shares.
(5)  Includes options for 4,000 shares.
(6)  Includes options for 4,000 shares.
(7)  Includes options for 371,747 shares.

Stock Option Plans

     The information set forth in the table below regarding equity compensation plans (which includes individual compensation arrangements) was determined as of December 31, 2005.

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

Item 13. EXHIBITS, LIST, AND REPORTS

     (a)  Financial Statements

          List of Financial Statements Under Item 7 of this Report:

          Report of Independent Registered Public Accounting Firm

          Balance Sheet as of December 31, 2005.

          Statements of Operations for each year in the two-year period ended December 31, 2005.

          Statements of Stockholders' Equity for each year in the two-year period ended December 31, 2005.

          Statements of Cash Flows for each year in the two-year period ended
           December 31, 2005.

          Notes to Financial Statements for each year in the two-year period ended December 31, 2005.

(b)  Exhibits Index
     Exhibit Number

3-a.    Articles of Incorporation, and 1989 amendment. (1)

3-a(1) Amendment to Articles of Incorporation dated March 4, 1991, March 22, 1994, and November 18, 1994. (1)

3-a(2)  Certification of Correction of Articles of Incorporation. (1)

3-a(3)  Amendment to Articles of Incorporation dated July 26, 1996 (2)

3-a(4)  Amendment to Articles of Incorporation dated June 15, 2005 (4)

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

10-b.	Employment Agreement with Monte Ross.(1)

10-b(1) Extended Employment Agreement between the Company and Monte Ross (2)

10-c.	Employment Agreement with Mark L. Peterson.(1)

10-c(1) Extended Employment Agreement between the Company and Mark L.
        Peterson (2)

10-d.	Employment Agreement with Ernest Clarke.(1)

10-d(1) Extended Employment Agreement between the Company and Ernest Clarke
(2)

10-e.	Royalty Agreement dated September 14, 1989, between the Company and
        Leonard Missler.(1)

10-e(1) Modification Agreement dated November 4, 1995, to Royalty Agreement dated September 14, 1989, between the Company and Leonard Missler. (1)

10-f	Securities Purchase Agreement dated February 14, 2005 between
        Ultradata Systems and Golden Gate Investors, Inc. (3)

10-g	63/4% Convertible Debenture dated February 14, 2005 issued to Golden
        Gate Investors, Inc. (3)

10-h	Warrant to Purchase Common Stock dated February 14, 2005 issued to
        Golden Gate Investors, Inc. (3)

10-i	Addendum to Convertible Debenture and Securities Purchase Agreement (3)

21.	Subsidiaries - None.

31.	Rule 13a-14(a) Certification

32.	Rule 13a-14(b) Certification

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

(4)	Previously filed as an Exhibit to the Company's Registration
        Statement on Form SB-2 (333-123764) and incorporated herein by reference.

Reports on Form 8-K:

     None

Item 14. Principal Accountant Fees and Services

     Audit Fees

     Webb & Company, P.A. billed $16,318 to the Company for professional services rendered for the audit of our 2005 financial statements and review of the financial statements included in our 2005 10-QSB filings. Webb & Company, P.A. billed $15,117 to the Company for professional services rendered for the audit of our 2004 financial statements and review of the financial statements.

     Audit-Related Fees

     Webb & Company, P.A. billed $1,675 to the Company in 2005 for assurance and related services that are reasonably related to the performance of the 2005 audit or review of the quarterly financial statements. Webb & Company, P.A. billed $397 to the Company in 2004 for assurance and related services that are reasonably related to the performance of the 2004 audit or review of the quarterly financial statements.

     Tax Fees

     Webb & Company, P.A. billed $700 to the Company in 2005 for professional services rendered for tax compliance, tax advice and tax planning. Webb & Company, P.A. billed $700 to the Company in 2004 for professional services rendered for tax compliance, tax advice and tax planning.

     All Other Fees

     Webb & Company, P.A. billed $0.00 to the Company in 2005 and 2004 for services not described above.

     It is the policy of the Company's Audit Committee that all services by our principal accountant must be pre-approved by the Audit Committee. All of the services described above were approved by the Audit Committee.

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Ultradata Systems, Inc.

We have audited the accompanying balance sheet of Ultradata Systems, Inc. as of December 31, 2005, and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Ultradata Systems, Inc. as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has a net loss of $5,871,819, a negative cash flow from operations of $627,935, a working capital deficiency of $21,967, and a stockholders' deficiency of $4,919,458. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEBB & COMPANY, P.A.


Boynton Beach, Florida
March 21, 2006

                      ULTRADATA SYSTEMS, INCORPORATED
                               BALANCE SHEET
                          AS OF DECEMBER 31, 2005

ASSETS

CURRENT ASSETS
 Cash                                           $    133,524
 Trade accounts receivable, net of allowance
  for doubtful accounts of $100                       96,910
 Inventories, net                                     86,314
 Prepaid expenses                                     39,144
                                                  ----------
Total Current Assets                                 355,892


PROPERTY AND EQUIPMENT - NET                          33,251

OTHER ASSETS                                           5,444
                                                  ----------
TOTAL ASSETS                                    $    394,587
                                                  ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable                               $    200,172
 Accrued liabilities                                 177,687
                                                  ----------
Total Current Liabilities                            377,859
                                                  ----------
LONG-TERM LIABILITIES
 Notes payable - long term                           119,993
 Derivative and warrant liability                  4,816,193
                                                  ----------
TOTAL LIABILITIES                                  5,314,045

COMMITMENTS AND CONTINGENCIES                              -

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $0.01 par value, 4,996,680
  shares authorized, none issued and
  outstanding                                              -
 Series A convertible preferred stock, 3,320
  shares authorized, none issued and
  outstanding                                              -
 Common stock, $0.01 par value, 50,000,000
  shares authorized, 8,341,343 issued and
  outstanding                                         83,413
 Additional paid-in capital                        9,528,366
 Accumulated deficit                             (14,531,237)
                                                  ----------
TOTAL STOCKHOLDERS' DEFICIENCY                    (4,919,458)
                                                  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY  $    394,587
                                                  ==========

See accompanying notes to financial statements.

                        ULTRADATA SYSTEMS, INCORPORATED
                           STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                   2005              2004
                                               -----------       -----------

NET SALES                                      $   781,220       $ 3,970,434

COST OF SALES                                      422,361         2,026,756
                                                ----------         ---------
GROSS PROFIT                                       358,859         1,943,678
                                                ----------         ---------
OPERATING EXPENSES
 Selling                                           314,101           329,137
 General and administrative                        812,733         1,151,439
 Research and development                          278,241           140,507
                                                ----------         ---------
Total Operating Expenses                         1,405,075         1,621,083
                                                ----------         ---------
OPERATING (LOSS) INCOME                         (1,046,216)          322,595
                                                ----------         ---------
OTHER INCOME (EXPENSE)
 Interest and dividend income                          684             1,620
 Interest expense                                 (151,801)           (6,408)
 Warrant fair-value expense                     (4,824,878)                -
 Royalty income                                    136,478                 -
 Settlement of legal dispute                        13,845                 -
 Miscellaneous income                                   69                15
                                                ----------         ---------
Total Other Income (Expense)                    (4,825,603)           (4,773)
                                                ----------         ---------
(LOSS) INCOME BEFORE INCOME TAX EXPENSE         (5,871,819)          317,822

Income tax expense                                       -                 -
                                                ----------         ---------
NET (LOSS) INCOME                              $(5,871,819)       $  317,822
                                                ==========         =========
NET (LOSS) INCOME PER SHARE
 (Loss) income per share - basic and diluted   $     (0.86)       $     0.05
                                                ==========         =========
Weighted average shares outstanding -
 basic and diluted                               6,811,257         6,225,304
                                                ==========         =========

See accompanying notes to financial statements.
                                                                F-3

                       ULTRADATA SYSTEMS, INCORPORATED
               STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
               FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                               Notes
                                                               Receivable                                              Total
                                                  Additional   for                                       Deferred      Stockholder'
               Preferred Stock    Common Stock    Paid-in      Common      Treasury Stock   Accumulated  Stock         Equity
               Shares  Amount   Shares    Amount  Capital      Stock       Shares  Amount   Deficit      Compensation  (Deficiency)
----------------------------------------------------------------------------------------------------------------------------------

Balance at
 December 31, 2003   -      -  5,783,840   57,838    8,916,685         -        -        -    (8,977,240)                 (2,717)

Conversion of
 notes payable
 to common
 stock                           273,906    2,739       24,861                                                            27,600

Issuance of
 common stock
 to non-
 employee for
 services
 performed                       223,000    2,230      171,710                                               (115,960)    60,010

Exercise of
employee stock
options                          100,441    1,005        6,026                                                             7,031

Exercise of
director stock
options                           29,000      290         1740                                                             2,030

Net income, 2004                                                                                 317,822                 317,882
                     -----------------------------------------------------------------------------------------------------------
Balance at
December 31, 2004    -  $   -  6,410,187  $64,102   $9,121,022  $      -        -   $      - $(8,659,418)  $ (115,960) $ 409,746

Conversion of
 debentures to
 common stock        -       - 1,915,656   19,156      311,029         -        -          -           -            -    330,185

Purchase and
 conversion of
 warrants to
 common stock        -       -     9,500       95       94,905         -        -          -           -            -     95,000

Issuance of
 common stock
 to non-
 employee for
 services
 performed           -       -     6,000       60        1,410         -        -          -           -      115,960    117,430

Net loss, 2005       -       -         -        -            -         -        -          -  (5,871,819)           - (5,871,819)
                 ---------------------------------------------------------------------------------------------------------------
Balance at
December 31,2005     -  $    - 8,341,343  $83,413   $9,528,366    $    -        -   $      -$(14,531,237)    $      -$(4,919,458)
                 ===============================================================================================================


See accompanying notes to financial statements.

                        ULTRADATA SYSTEMS, INCORPORATED
                           STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                      2005           2004
                                                 -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                               $ (5,871,819)  $    317,822
 Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:

  Depreciation and amortization                        16,714         14,976
  Write-down of inventory                              18,166         30,457
  Stock issued for services                           117,430         57,980
  Provision for doubtful accounts                    (174,246)       176,848
  Derivative liability                              4,824,878              -
  Amortization of note-payable discount               141,493              -
 Changes in assets and liabilities:
  Trade accounts receivable, net                      115,796        412,182
  Inventories                                         (14,590)       (64,752)
  Prepaid expenses and other assets                     2,370        (36,349)
  Accounts payable                                     74,153       (334,682)
  Accrued liabilities                                 121,720        (34,826)
                                                    ---------       --------
Net Cash (Used In) Provided By Operating Activities  (627,935)       539,656
                                                    ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                 (19,507)       (19,475)
                                                    ---------       --------
Net Cash (Used In) Provided By Investing Activities   (19,507)       (19,475)
                                                    ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercising stock options                     -          9,061
 Payments on notes payable                                  -       (311,202)
 Proceeds from sale of warrants                        95,000              -
 Proceeds from notes payable                                -        165,000
 Proceeds from sale of convertible debentures         300,000              -
 Payments received on subscriptions, net                    -              -
                                                    ---------       --------
Net Cash Provided By (Used In) Financing Activities   395,000       (137,141)
                                                    ---------       --------
NET (DECREASE) INCREASE IN CASH                      (252,442)       383,040

CASH - BEGINNING OF YEAR                              385,966          2,926
                                                    ---------       --------
CASH - END OF YEAR                                 $  133,524      $ 385,966
                                                    =========       ========

See accompanying notes to financial statements.
                                                                F-5
                        ULTRADATA SYSTEMS, INCORPORATED
                           STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION

Interest paid during the year                       $ 151,801      $  6,408
                                                     ========       ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2005, Golden Gate Capital, Inc. converted $21,500 of the debenture into 1,925,156 shares of Ultradata common stock in accordance with the convertible note agreement.

During 2004, a portion of the notes payable in the amount of $27,600 was converted to 273,906 shares of common stock.
                                                                F-6

                     ULTRADATA SYSTEMS, INCORPORATED
                      NOTES TO FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2005 AND 2004


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

     (C) Cash and Cash Equivalents

     Cash includes deposits at financial institutions with maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At
December 31, 2004, the Company had approximately $285,800 in cash balances at financial institutions which were in excess of the FDIC insured limits. At December 31, 2005, the Company had approximately $33,534 in cash balances at financial institutions which were in excess of the FDIC insured limits.

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

     (F) Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. The Company capitalizes certain software development

                     ULTRADATA SYSTEMS, INCORPORATED
                      NOTES TO FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2005 AND 2004

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

     (H) Advertising

     The Company expenses the production costs of advertising the first time advertising takes place. Advertising expense totaled $204,123 and $95,664 for the years ended December 31, 2005 and 2004, respectively.

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

                     ULTRADATA SYSTEMS, INCORPORATED
                      NOTES TO FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2005 AND 2004

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

                     ULTRADATA SYSTEMS, INCORPORATED
                      NOTES TO FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2005 AND 2004

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


NOTE 2	INVENTORIES

     Inventories (net) at December 31, 2005 consist of the following:

               Raw materials    $ 9,665
               Finished goods    76,649
                                 ------
                                $86,314
                                 ======

     At December 31, 2005, the Company has reserved $712,062 for obsolete inventory. During 2005 and 2004, the Company recognized an impairment of $14,590 and $30,456 respectively.

NOTE 3	PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2005 consist of the following:

     Research and development equipment      $  17,151
     Tooling and test equipment                 21,614
     Office furniture and equipment            238,533
     Sales displays                             52,101
     Leasehold improvements                     29,989
                                              --------
                                               359,388
     Less accumulated depreciation and
      amortization                            (326,137)
                                              --------
                                             $  33,251
                                              ========

     Depreciation and amortization expense for the years ended December 31, 2005 and 2004 totaled $16,714 and $14,976, respectively.

                     ULTRADATA SYSTEMS, INCORPORATED
                      NOTES TO FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2005 AND 2004

NOTE 4	ACCRUED LIABILITIES

     Accrued liabilities at December 31, 2005 consist of the following:

     Accrued payroll and related expenses    $ 130,981
     Accrued vacation                           20,797
     Accrued expenses                           15,889
     Other accrued liabilities                  10,020
                                              --------
                                             $ 177,687
                                              ========
NOTE 5	CONVERTIBLE DEBENTURE

     To obtain funding for ongoing operations, the Company entered into a Securities Purchase Agreement (the SPA) and various amendments to the SPA with Golden Gate Investors, Inc. (GGI) on February 14, 2005 for the sale of
(i) $300,000 in unsecured convertible debentures (the Notes) and (ii) warrants to purchase 300,000 shares of the Company's common stock.

     The Notes bear interest at 4.75% per annum, mature three years from the date of issuance and are convertible into the number of shares of the Company's common stock equal to the dollar amount of the Notes being converted multiplied by 11, less the product of the conversion formula multiplied by 10 times the dollar amount of the Notes being converted, which is divided by the conversion formula. The conversion formula is the lesser of (a) $1.25, (b) eighty percent of the average of the three lowest volume weighted average prices during the twenty trading days prior to the conversion. Accordingly, there is no limit on the number of shares into which the Notes may be converted. The Company has agreed to register the shares that may be issued upon conversion of the Notes and exercise of the related warrants.

     Beginning in the first full calendar month after the registration statement is declared effective, GGI has agreed to convert at least 3%, but no more than 10% of the face value of the Notes into shares of the Company's common stock. If GGI converts more than 3% of the Notes in any calendar month, the excess over 3% shall be credited against the subsequent month's minimum conversion amount. If GGI fails to convert at least 3% of the face amount of the Notes in any given calendar month, GGI will not be entitled to collect interest on the Notes for that month. If the volume weighted average price of the Company's common stock is below $0.50, the Company shall have the right to prepay that portion of the Notes that GGI is required to convert, plus any accrued but unpaid interest at 125% of such amount. If at any time during the calendar month, the volume weighted average price is below $0.20, GGI shall not be obligated to convert any portion of the Notes during that month.

     The Notes include certain features that are considered embedded derivative financial instruments, such as the conversion feature, events of default and a variable liquidated damages clause. These features are described below, as follows:

                     ULTRADATA SYSTEMS, INCORPORATED
                      NOTES TO FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2005 AND 2004


     - The Notes' conversion feature is identified as an embedded derivative and has been bifurcated and recorded on the Company's balance sheet at its fair value;

     - The SPA includes a penalty provision based on any failure to meet registration requirements for shares issuable under the conversion of the Notes or exercise of the warrants, which represents an embedded derivative, but such derivative has a de minimus value and has not been recorded in the accompanying financial statements; and

     - The SPA contains certain events of default including not having adequate shares registered to effectuate allowable conversions; in that event, the Company is required to pay a conversion default payment at 125% of the then outstanding principal balance on the Notes, which is identified as an embedded derivative, but such derivative has a de minimus value and has not been recorded in the accompanying consolidated financial statements.

     In conjunction with the Notes, the Company issued warrants to purchase 300,000 shares of common stock. The accounting treatment of the derivatives and warrants requires that the Company record the warrants at their fair values as of the inception date of the agreement, which totaled $600.

     The initial fair value assigned to the embedded derivatives and warrants was $5,957,188. The Company recorded the first $300,000 of fair value of the derivatives and warrants to debt discount which will be amortized to interest expense over the term of the Notes. The Company recorded an amortization expense for the year ended December 31, 2005 of $141,493.

     The market price of the Company's common stock significantly impacts the extent to which the Company may be required or may be permitted to convert the unrestricted and restricted portions of the Notes into shares of the Company's common stock. The lower the market price of the Company's common stock at the respective times of conversion, the more shares the Company will need to issue to convert the principal and interest payments then due on the Notes. If the market price of the Company's common stock falls below certain thresholds, the Company will be unable to convert any such repayments of principal and interest into equity, and the Company will be forced to make such repayments in cash. The Company's operations could be materially adversely impacted if the Company is forced to make repeated cash payments on the Notes.

     In summary, during 2005, the Company took a charge of $4,824,878 as a result of the financing described above in accordance with guidance provided in EITF 0019:

                Note payable - original face amount       $  300,000
                Conversions during the year                   21,500
                                                           ---------
                Note payable balance at 12/31/2005           278,500
                Note payable - discount                      119,993

                     ULTRADATA SYSTEMS, INCORPORATED
                      NOTES TO FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2005 AND 2004


                                                           ---------
                Amortized amount charged to interest         151,801
                Initial fair-value expense                 4,216,193
        	Added fair-value charge due to change
                 in stock price                              608,685
                                                           ---------
                Total (non-cash) fair-value charge        $4,824,878
                                                           =========

     Future minimum principal payments are as follows under the Debentures and

     Notes for the years ending December 31: 2006         $       -
                                             2007         $ 278,500


NOTE 6	COMMITMENTS AND CONTINGENCIES

     (A) Operating Lease

     The Company renewed its operating lease for its corporate facilities, which expires April 30, 2006. The Company pays monthly rent of $3,926, plus 16% of all building expenses.

     Future minimum lease payments under the operating lease at December 31, 2005, consist of the following:
                                      Year          Amount
                                     ------        --------
                                      2006         $ 15,705

     Rent expense totaled $44,387 and $45,500 for the years ended
December 31, 2005 and 2004, respectively.

     (B) Royalty Agreements

     On September 14, 1989, the Company entered into a twenty-year royalty agreement relating to its ROAD WHIZ(tm) product. After the sale of 20,000 ROAD WHIZ(tm) units, the agreement thereafter provides for a 1% royalty payment on net sales of the ROAD WHIZ(tm) product and 0.5% on the Company's other products that incorporate the ROAD WHIZ(tm) database. Royalty payments are made quarterly until September 13, 2009. During the years ended December 31, 2005 and 2004, royalty expense totaled $16,662 and $35,799, respectively.

                     ULTRADATA SYSTEMS, INCORPORATED
                      NOTES TO FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2005 AND 2004

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

     During the years ended December 31, 2005 and 2004, AAA royalty expense for both products totaled $0 and $45,837, respectively.

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

                     ULTRADATA SYSTEMS, INCORPORATED
                      NOTES TO FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2005 AND 2004


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

     During the years ended December 31, 2005 and 2004, royalty expense totaled $0 and $8, respectively.

     (D) Stanton Walker Consulting Agreement

     In September 2004, the Company signed a business advisory and consulting services agreement with New York-based Stanton Walker & Company. Stanton Walker will assist in the development of certain strategic initiatives of the Company. These initiatives include opening discussions with several companies regarding licensing arrangements, joint ventures or distribution arrangements. Stanton Walker's work will include due diligence, structuring transaction terms and providing consulting services throughout the process. Stanton Walker will also seek potential acquisition candidate companies that fit Ultradata Systems' business objectives.

     Stanton Walker & Company provides a full range of strategic operational, marketing, financial advisory and M & A services to public companies. While they provide assistance in a wide array of industries, Stanton Walker is especially interested in working with companies where their products and/or services appear to offer the company's stakeholders an opportunity for a significant return.

                     ULTRADATA SYSTEMS, INCORPORATED
                      NOTES TO FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2005 AND 2004

     Stanton Walker were issued 223,000 shares of Ultradata Common Stock with a prevailing market value on the date of the agreement of $173,940 in payment for their services. The Company is amortizing the compensation expense over the 12-month life of the agreement. As of December 31, 2004, the Company recognized $57,980 of the consulting expense related to the agreement. During the year ended December 31, 2005 the Company recognized consulting fees of $115,960.

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

     During 2005, 6,000 shares were issued to directors for services performed. The shares were valued at the fair value on the date of grant of $1470.

     During 2005, 1,925,156 shares of common stock were issued to Golden Gate Investors, Inc. due to their conversion of $21,500 of the $300,000 debenture for Golden Gate Investors, Inc. and their exercising 9,500 warrants at $10 per share in accordance with that financing agreement (see Note 5).

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

                     ULTRADATA SYSTEMS, INCORPORATED
                      NOTES TO FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2005 AND 2004

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

                                               2005              2004
                                            ------------      ----------
     Net (loss) income      As Reported     $ (5,871,819)     $  317,822
                            Pro Forma       $ (5,871,819)        239,552

     Basic and diluted income per share
                            As Reported     $      (0.86)     $     0.05
     Pro Forma                              $      (0.86)     $      .04

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004: dividend yield of zero; expected volatility of 132%, risk-free interest rate of 5.40%; expected lives of five years for both plans.

     A summary of the status of Company's two fixed stock option plans as of December 31, 2005 and 2004, and the changes during the years then ended is presented below:
                                          2005                 2004
                                  -------------------- ------------------


                                              Weighted           Weighted
                                              Average            Average
                                              Exercise           Exercise
     Fixed Options                 Shares     Price     Shares   Price
     ---------------------------------------------------------------------
     Outstanding at beginning of
      year                         280,747    $ 0.10    392,188  $  0.14
     Cancelled                           -         -          -        -
     Granted                             -    $    -          -  $     -
     Forfeited                           -    $    -          -  $     -
     Expired                        (5,000)   $ 1.50    (11,000) $  2.00
     Exercised                           -         -   (100,414) $  0.07
                                  --------     -----   --------   ------
     Outstanding at end of year    275,747    $ 0.05    280,747  $  0.10
                                  ========     =====   ========   ======
     Options exercisable at year
      end                          275,747              280,747
                                  ========             ========
     Weighted average fair value
     of options granted to
     employees during the year   $       -            $       -
                                  ========             ========

                     ULTRADATA SYSTEMS, INCORPORATED
                      NOTES TO FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2005 AND 2004


           Options Outstanding                     Options Exercisable
----------------------------------------  ------------------------------------
             Number        Weighted
             Outstanding   Average        Weighted   Number           Weighted
Range of     at            Remaining      Average    Exercisable at   Average
Exercise     December      Contractual    Exercise   at December      Exercise
Price        31, 2005      Life           Price      31, 2005         Price

------------------------------------------------------------------------------
$0.00 - 0.99   275,747     1.0            $0.07       275,747         $0.07
               -------     ---            -----       -------         -----
               275,747     1.0            $0.07       275,747         $0.07
               =======     ===             ====       =======          ====

           Options Outstanding                     Options Exercisable
----------------------------------------  ------------------------------------
             Number        Weighted
             Outstanding   Average        Weighted   Number           Weighted
Range of     at            Remaining      Average    Exercisable at   Average
Exercise     December      Contractual    Exercise   at December      Exercise
Price        31, 2004      Life           Price      31, 2004         Price

------------------------------------------------------------------------------
$0.00 - 0.99   275,747     1.0            $0.07       275,747         $0.07
 1.00 - 1.99     5,000     1.0             1.50         5,000          1.50
               -------     ---            -----       -------         -----
               280,405     2.47           $0.10       280,405         $0.10
               =======     ====            ====       =======          ====

     (B) Non-Qualified Stock Options and Warrants Issued and Outstanding

                                                        2005           2004
                                                     ---------      ----------
     Stock options issued to a technical
     consultant at various times in the past.
     The term of the options is five years
     expiring in 2005 and 2006.  The options are
     exercisable at an average price of $2.53 per
     share.                                             2,575           6,818

     Stock options issued to a former affiliate.
     The term of the option is five years
     expiring May 9, 2005.  The options are
     exercisable at $4.00 and $5.00 per share.              -         300,000

     Stock options issued to directors for
     services rendered.  The term of the options
     is five years expiring November 18, 2007.
     The options are exercisable at $0.07 per
     share.                                             4,000           4,000

     Stock options issued to directors for
     services rendered.  The term of the options
     is five years expiring December 11, 2009.
     The options are exercisable at $0.72 per
     share.                                            12,000          12,000

     Stock options issued to directors for
     services rendered.  The term of the options
     is five years expiring June 15, 2010.  The
     options are exercisable at $0.25 per share.       16,000              --

                     ULTRADATA SYSTEMS, INCORPORATED
                      NOTES TO FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2005 AND 2004

      Stock options issued to employees.  The term
      of the options is ten years expiring
      December 11, 2014.  The options are
      exercisable at $0.72 per share.                 100,000         100,000

      Warrant issued to Golden Gate Investors in
      connection with sale of convertible
      debenture                                       290,500               -
                                                     --------        --------
      Total                                           425,075         422,818
                                                     ========        ========

NOTE 9  INCOME PER SHARE

     A reconciliation of the numerator and denominator of the income (loss) per share calculations is provided for all periods presented. The numerator and denominator for basic and diluted income (loss) per share for the years ended December 31, 2005 and 2004, is as follows:

     Basic and fully diluted                      2005           2004

      Numerator:
       Net (loss) income                      $(5,871,819)   $  317,822
       Numerator for basic and diluted
        income per share                      $(5,871,819)   $  317,822
                                               ==========      ========
      Denominator:
       Weighted average common shares           6,811,257     6,225,304
      Denominator for basic and diluted
       income per share                         6,811,257     6,225,304
                                                =========     =========
      Basic and diluted income (loss) per
       share                                       $(0.86)        $0.05
                                                =========     =========
NOTE 10	INCOME TAXES

     Income tax expense (benefit) for the years ended December 31, 2005 and 2004 consist of the following:

                                                        2005
                                          --------------------------------
                                           Current    Deferred       Total

                      Federal              $  -       $  -           $  -
                      State                   -          -              -
                                            ------------------------------
                                           $  -       $  -           $  -
                                            ==============================

                                                        2004
                                          --------------------------------
                                           Current    Deferred       Total

                      Federal              $  -       $  -           $  -
                      State                   -          -              -
                                            ------------------------------
                                           $  -       $  -           $  -
                                            ==============================

                     ULTRADATA SYSTEMS, INCORPORATED
                      NOTES TO FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2005 AND 2004

     Income tax expense for the years ended December 31, 2005 and 2004 differed from amounts computed by applying the statutory U. S. federal corporate income tax rate of 34% to income before income tax benefit as a result of the following:
                                                    2005          2004
                                                ------------  -----------
     Expected income tax (benefit) expense      $(1,996,418)  $  108,059

     Increase (decrease) in income taxes
      resulting from:
      Valuation allowance (decrease) increase       355,920     (106,804)
      Nondeductible expenses for federal income
       tax purposes                               1,640,498       (1,256)
                                                  ---------    ---------
     Income tax expense (benefit)                $        -   $        -
                                                  =========    =========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31,
2005 and 2004 include the following:
                                                    2005          2004
                                                ------------  -----------
     Deferred tax assets:
      Net operating loss carryforward           $ 3,703,266   $ 3,347,346
      Notes and accounts receivable reserves              -         5,475
      Inventory reserves, principally due to
       accruals for financial reporting
       purposes and basis differences               245,161       277,491
      Other                                               -             -
                                                  ---------     ---------
     Total deferred tax assets                    3,948,428     3,630,312
                                                  ---------     ---------
     Deferred tax liabilities
      Property, plant and equipment, principally
       due to differences in depreciation basis      (9,435)      (10,837)
                                                  ---------     ---------
     Total deferred tax liabilities                       -             -
                                                  ---------     ---------
     Gross deferred tax asset                     3,938,993     3,619,475
     Valuation allowance                         (3,938,993)   (3,619,475)
                                                  ---------     ---------
     Net deferred tax asset                     $         -   $         -
                                                  =========     =========

     At December 31, 2005, the Company had net operating loss carryforwards of $14,531,237 for income tax purposes, available to offset future taxable income expiring on various dates through 2025. The valuation allowance at December 31, 2005 was $10,536,041. The net change in the valuation allowance during the year ended December 31, 2005 was an increase of $355,921.

                     ULTRADATA SYSTEMS, INCORPORATED
                      NOTES TO FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2005 AND 2004

NOTE 11	CONCENTRATIONS OF CREDIT RISK

     The Company relied on two customers for approximately 38% of sales for the year ended December 31, 2005, and on three customers for approximately 82% of sales for the year ended December 31, 2004. At December 31, 2005, accounts receivable, net, from those two customers totaled $253,889.

NOTE 12	EMPLOYEE BENEFIT PLANS

     Effective January 1, 1998, the Board of Director's approved a savings and retirement plan covering all full-time employees. Subject to approval by the Board of Directors, the Company fully matches employee contributions up to 3% of total compensation paid to participating employees and one-third of one percent is matched for each percentage of participating employee contributions between 4% and 6% of total compensation. Expense attributable to Company contributions totaled $20,906 during the year ended December 31, 2004. Because of the Company's financial condition, the Company contributions were suspended in 2005.

NOTE 13	GOING CONCERN

     As reflected in the accompanying financial statements, the Company has a net loss of $5,871,819, a negative cash flow from operations of $627,935, a working capital deficiency of $21,967, and a stockholders' deficiency of $4,919,458. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has continued its product design and development efforts to introduce new products in 2006. The Road Genie, introduced in 2005, will be continued in new outlets in 2006. The Company has also developed a low-cost voice-activated digital recorder for use in the automobile. The Company is also opening a new source of revenue by developing the cell-phone Road Whiz application. These products afford the possibility of enhancing sales in 2006.

NOTE 14	SUBSEQUENT EVENT

During 2006, Golden Gate Investors has converted $29,000 of the
Convertible Debenture issued to it in 2005 into 1,207,254 shares of the Company's common stock.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Ultradata Systems, Incorporated

                                 By: /s/ Monte Ross
                                 -------------------------
                                 Monte Ross, Chairman

     In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

April 7, 2006

/s/ Monte Ross
-------------------------------------------------
Monte Ross
Chief Executive Officer and Chairman of the Board

April 7, 2006

/s/Ernest Clarke
-------------------------------------------------
Ernest Clarke
Chief Financial and Accounting Officer, Director

April 7, 2006

/s/ Mark L. Peterson
-------------------------------------------------
Mark L. Peterson
Director

April 7, 2006

/s/ Donald Rattner
-------------------------------------------------
Donald Rattner
Director

April 7, 2006

/s/ Matthew Klapman
-------------------------------------------------
Matthew Klapman
Director