Form 10QSB
period 2006-03-31
ULTRADATA SYSTEMS INC
filed 2006-05-22
CIK 931947

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-QSB


(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act)  Yes   [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

          Class                            Outstanding as of May 18, 2006
  -----------------------------------------------------------------------
    Common, $.01 par value                             15,998,278

Transitional Small Business Disclosure Format   Yes   [X]  No [ ]

                                                           File Number
                                                             0-25380

                     ULTRADATA SYSTEMS, INCORPORATED
                               FORM 10-QSB
                              March 31, 2006
                                  INDEX

PART I - FINANCIAL INFORMATION
                                                              PAGE

Item 1.  Condensed Financial Statements

         Condensed Balance Sheets as of
          March 31, 2006 (unaudited) and December 31, 2005      3.

         Condensed Statements of Operations for the three
          months ended March 31, 2006 and 2005 (unaudited)      4.

         Condensed Statements of Cash Flows for the three
          months ended March 31, 2006 and 2005 (unaudited)      5.

         Notes to Condensed Financial Statements (unaudited)    6.

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   8.

PART II - OTHER INFORMATION                                    11.

          Signatures                                           11.

                       ULTRADATA SYSTEMS, INCORPORATED

                          Condensed Balance Sheets

             As of March 31, 2006 (unaudited) and December 31, 2005

                                                March 31,       December 31,
                                                  2006             2005
                                               -----------      ------------
                                               (Unaudited)
Assets
 Current assets:
  Cash                                         $    21,028      $   133,524
  Trade accounts receivable, net of
   allowance for doubtful accounts of $100          15,597           96,910
  Inventories, net                                  68,945           86,314
  Prepaid expenses                                  42,900           39,144
                                                 ---------        ---------
 Total current assets                              148,470          355,892

Property and equipment, net                         29,069           33,251

Notes receivable - long term                             -                -
Other assets                                         5,444            5,444
                                                 ---------        ---------
Total assets                                   $   182,983      $   394,587
                                                 =========        =========
Liabilities and Stockholders' Deficiency
 Current liabilities:
  Accounts payable                             $   128,113      $   200,172
  Accrued liabilities                              242,519          177,687
  Notes payable                                    154,332          119,993
  Derivative and warrant liability               3,571,073        4,816,193
                                                 ---------        ---------
 Total current liabilities                       4,096,037        5,314,045
                                                 ---------        ---------
 Total liabilities                               4,096,037        5,314,045

Stockholders' deficiency:
 Preferred Stock, $0.01 par value, 4,996,680
  shares authorized, none outstanding                    -                -
 Series A convertible preferred stock,
  3,320 shares authorized with a stated value
  of $1,000, none outstanding                            -                -
 Common stock, $.01 par value; 50,000,000
  shares authorized; 8,341,343 and 11,530,164
  shares issued and outstanding                    115,301           83,413
 Additional paid-in capital                     10,813,597        9,528,366
 Accumulated deficit                           (14,841,952)     (14,531,237)
                                                ----------       ----------
 Total stockholders' deficiency                 (3,913,054)      (4,919,458)
                                                ----------       ----------
 Total liabilities and stockholders'
  deficiency                                   $   182,983      $   394,587
                                                ==========       ==========

See accompanying summary of accounting policies and notes to financial statements.

                      ULTRADATA SYSTEMS, INCORPORATED

                     Condensed Statements of Operations

            For the three months ended March 31, 2006 and 2005
                                 (unaudited)

                                                     2006           2005
                                                   -------        -------

Net sales                                         $  85,326      $  83,825

Cost of sales                                        50,394         43,902
                                                   --------       --------
Gross profit                                         34,932         39,923

Selling expense                                      17,303         22,410
General and administrative expenses                 175,764         99,584
Research and development expense                     43,263         35,201
                                                   --------       --------
Total operating expenses                            236,330        157,195
                                                   --------       --------

Operating loss                                     (201,398)      (117,272)
                                                   --------       --------
Other income (expense):
 Interest and dividend income                           130            379
 Interest expense                                  (109,447)        (6,758)
 Other, net                                               -             50
                                                   --------       --------
Total other expense                                (109,317)        (6,329)
                                                   --------       --------
Loss before income tax expense                     (310,715)      (123,601)

Income tax expense                                        -              -
                                                   --------       --------
Net loss                                          $(310,715)     $(123,601)
                                                   ========       ========
Loss per share:
 Basic and fully diluted                          $   (0.03)     $   (0.02)
                                                   ========       ========
Weighted Average Shares Outstanding:
 Basic                                            8,930,617      6,410,187
                                                  =========      =========


See accompanying summary of accounting policies and notes to financial statements.

                      ULTRADATA SYSTEMS, INCORPORATED

                     Condensed Statements of Cash Flows

             For the three months ended March 31, 2006 and 2005
                                 (unaudited)

                                                   2006           2005
                                               -----------    -----------
Cash flows from operating activities:
 Net (loss) income                             $ (310,715)    $ (123,601)

Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
 Depreciation and amortization                      4,182          4,461
 Provision for doubtful accounts                       25       (176,282)
 Stock issued for services                              -         43,485
 Reserve for inventory impairment                   4,138          3,489
 Non-cash Amortization of note payable discount   106,338          6,164
 Increase (decrease) in cash due to changes in
  operating assets and liabilities:
  Trade accounts receivable, net                   81,288         33,768
  Inventories                                      13,231        (26,850)
  Prepaid expenses and other current assets        (3,756)       (91,103)
  Accounts payable                                (72,059)       (69,492)
  Accrued expenses and other liabilities           64,831         24,929
                                                 --------       --------
 Net cash used in operating activities           (112,496)      (371,032)
                                                 --------       --------
Cash flows from investing activities:
 Capital expenditures                                   -         (1,366)
                                                 --------       --------
 Net cash used in investing activities                  -         (1,366)
                                                 --------       --------
Cash flows from financing activities:
 Common stock                                           -        100,000
                                                 --------       --------
Net cash provided by financing activities               -        100,000
                                                 --------       --------

Net decrease in cash                             (112,496)      (272,398)

Cash at beginning of period                       133,524        385,966
                                                 --------       --------
Cash at end of period                           $  21,028      $ 113,568
                                                 ========       ========


See accompanying summary of accounting policies and notes to financial statements.

Non-cash Investing and Financing:

During 2006, note payable holders converted $72,000 of notes payable and Derivative Liability of $1,245,120 into 3,188,821 shares of common stock.

                        ULTRADATA SYSTEMS, INCORPORATED
                   Notes to Condensed Financial Statements
                          March 31, 2006 (Unaudited)

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

     In the opinion of management, the information furnished for the three-month periods ended March 31, 2006 and 2005, respectively, includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 2006. It is suggested that the interim financial statements be read in conjunction with the audited financial statements for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-25380), from which these statements were derived.

     Use of Estimates

     The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and adjustments by management, with consideration given to materiality. Actual results could vary from those estimates.

Note 1. Inventories

     Inventories consist of the following:
                                              March 31,    December 31,
                                                2006          2005
                                            ------------   ------------
                                             (Unaudited)

     Raw Materials, net of obsolete          $   5,402       $   9,664
     Finished Goods, net of obsolete            63,543          76,649
                                              --------        --------
     Total                                   $  68,945       $  86,313
                                              ========        ========

     Obsolete inventory on hand              $ 697,539       $ 712,062

Note 2. Accrued Expenses

Accrued expenses consist of the following:
                                              March 31,    December 31,
                                                2006          2005
                                            ------------   ------------
                                             (Unaudited)

     Payroll and payroll-
      related liabilities                    $ 203,414       $ 141,001
     Accrued vacations                          29,698          20,797
     Accrued expenses                            8,494          15,889
     Other                                         913               -
                                              --------        --------
     Total                                   $ 242,519       $ 177,687
                                              ========        ========

     The large payroll-related accrual is due to management deferring most of its salaries in order to preserve cash.

Note 3.  (Loss) Per Share
                                             For the three months ended
                                                      March 31,
                                                 2006           2005
      Basic                                  --------------------------
      Numerator:

       Net loss                              $  (310,715)    $ (123,601)

       Numerator for basic (loss) per share  $  (310,715)    $ (123,601)
                                                ========       ========
      Denominator:

       Weighted average common shares          8,930,617      6,410,187

       Denominator for basic (loss) per share  8,930,617      6,410,187

       Basic loss per share                  $     (0.03)    $    (0.02)

      Fully Diluted
      Numerator:

       Net loss                              $  (310,715)    $ (123,601)

       Numerator for fully diluted loss
        per share                            $  (310,715)    $ (123,601)
                                                ========       ========

      Denominator:

       Weighted average common shares          8,930,617      6,410,187
       Common stock equivalents                        -              -
                                               ---------      ---------
       Denominator for fully diluted loss
        per share                              8,930,617      6,410,187
                                               =========      =========

       Fully diluted loss per share           $    (0.03)    $    (0.02)


Note 4.  Convertible Debentures

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

     The Notes include certain features that are considered embedded derivative financial instruments, such as the conversion feature, events of default and a variable liquidated damages clause. These features are described below, as follows:

     * The Notes' conversion feature is identified as an embedded derivative and has been bifurcated and recorded on the Company's balance sheet at its fair value;

     * The SPA includes a penalty provision based on any failure to meet registration requirements for shares issuable under the conversion of the Notes or exercise of the warrants, which represents an embedded derivative, but such derivative has a de minimus value and has not been recorded in the accompanying financial statements; and

     * The SPA contains certain events of default including not having adequate shares registered to effectuate allowable conversions; in that event, the Company is required to pay a conversion default payment at 125% of the then outstanding principal balance on the Notes, which is identified as an embedded derivative, but such derivative has a de minimus value and has not been recorded in the accompanying consolidated financial statements.

     In conjunction with the Notes, the Company issued warrants to purchase 300,000 shares of common stock. The accounting treatment of the derivatives and warrants requires that the Company record the warrants at their fair values as of the inception date of the agreement, which totaled $600.

     The initial fair value assigned to the embedded derivatives and warrants was $5,957,188. The Company recorded the first $300,000 of fair value of the derivatives and warrants to debt discount which will be amortized to interest expense over the term of the Notes. The Company recorded an amortization expense for the three months ended March 31, 2006 of $34,339.

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

     During the 3-month period ending March 31, 2006, conversions of $72,000 of the debenture resulted in reducing the Fair Value liability taken in 2005 by $1,245,120 in accordance with guidance provided in EITF 00-19:

     Note payable as of 12/31/2005               $  278,500
     Conversions during the quarter                  72,000
     Note payable balance at 3/31/2006              206,500
     Discount on note payable                       (52,168)
     Note payable - net                             154,332
     Amortized amount charged to interest            34,339
     Initial (non-cash) fair-value charge         ---------
                                                 $4,816,193
     Reduction in liability due to first
      quarter conversions                         1,245,120
                                                  ---------
     Remaining fair-value expense                $3,571,073
                                                  =========

     Future minimum principal payments are as follows under the Debentures and Notes for the years ending December 31:

                                  2006    $       -
                                  2007    $ 206,500
                                  2008            -

Note 5.  Equity

     During 2006 note holders converted $72,000 of notes payable into 3,188,821 shares of common stock in accordance with the conversion terms of the notes.

Note 6.  Going Concern

     As reflected in the accompanying financial statements, for the three months ended March 31, 2006 the Company has an operating loss of $201,338 and a negative cash flow from operations of $112,496. At March 31, 2006 it had a working capital deficiency of $3,947,567, and a stockholders'
deficiency of $3,913,054.   The ability of the Company to continue as a
going concern is dependent on the Company's ability to further implement its business plan, raise capital and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 7.  Subsequent Event - Conversion of Debt into Common Stock

     During the period from April 1, 2006 through May 8, 2006 Golden Gate Investors, Inc. converted $80,000 of the principal amount of its Debenture into 4,468,114 shares of the Company's common stock.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            YOU SHOULD NOT RELY ON FORWARD LOOKING STATEMENTS

     This quarterly report contains a number of forward-looking statements regarding our future prospects. Among the forward-looking statements are descriptions of our plans to introduce new products to the market, to expand our customer base, to develop products for ease of travel, and to return our company to profitability. These forward-looking statements are a true statement of our present intentions, but are neither predictions of the future nor assurances that any of our intentions will be fulfilled. Many factors beyond our control could act against Ultradata in its efforts to develop and market its products. Among these factors are:

     * The fact that our financial resources are minimal and will not sustain us past this year without significantly improved sales of the Talking Road WhizTM and Road GenieTM product line;

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

OVERVIEW

     The Company mission is to aid the road traveler with useful information with products easy to use and affordable in price. Since 1987 we have been engaged in the business of manufacturing and marketing handheld computers that provide travel information. The products are based upon a data compression technology that we developed, portions of which we have patented. Recent developments in communications and speech technology have opened up new opportunities for us to integrate our technology and create new products merging these technologies with our own. These new products are consistent with our goal of improved ease of use by the consumer. In 2005, development of the Road Genie Audio Navigation System was accomplished and represents a quantum jump in user convenience. We also have developed a low-cost voice-controlled audio recorder for automobile use using the same voice-recognition technology. Production of this unit was initiated in the first quarter of 2006. Availability for sale depends on obtaining funds sufficient to complete production.

     The Company has sold over 3 million of its low-cost handheld travel computers, demonstrating that there is a market for travel information products. To re-awaken that market with an improved product that speaks, the Company has developed a Talking Road WhizTM. Significant deliveries of this product began in September of 2003 and, the Company received significant revenue in the last four months of 2003 from sales of this new addition to its product line. This success continued in the first two quarters of 2004, which have traditionally been weak quarters for Ultradata. Our growth was stalled, however, in the second half of 2004, when our primary distributor and one significant customer both ceased placing orders. We engaged in efforts to replace those sales lost in 2005 but without success. More broadly, the Company is completing development of a Cellular Road Whiz application using our proprietary database and enabling access via a cell phone rather through separate hardware. Users who subscribe to our service can get not only information about services along their route with directions and distance from their location but, in addition, can obtain fuel prices in real time and select their stop on that basis. We expect full-scale tests of the system to start in the second quarter of 2006.

       Each of our consumer products is designed to allow the consumer to access useful information stored in a convenient manner. Our handheld computers generally sell at retail prices between $19.95 and $59.95 per unit. The products have been available in retail mass-market chains, catalogs, credit-card inserts, and other channels.

       The goals of the Company's research and development investments are targeted at attaining the right product at the right price. There are over 125 million drivers in the U. S., and there is a great demand for useful, easy-to-access information for convenience and safety on the road. Low-cost products that achieve these benefits have a significant niche in the marketplace. Thus far, Management feels the Company has barely penetrated this huge, largely untapped market. The Company expects to continue to exploit this niche by bringing the results of merged technologies to bear on the goals stated above with significant impact on Company sales and profits. Ease of use and low cost are major considerations. The introduction of expensive GPS navigation systems has brought more awareness to this category. However, most consumers do not wish to pay over $200 or monthly fees for directions. Our low-cost user-friendly products offer an affordable alternative.

RESULTS OF OPERATIONS

     Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

     Operating results for the first quarter of 2006 were about the same as for the first quarter of 2005.

     Sales. During the first three months of 2006, net sales totaled $85,326, as compared with $83,825 in sales recorded in the first quarter of 2005.

     Gross Profit. Gross profit margin for the current quarter was $34,932, or 40.9% of sales compared to $39,923, or 47.6% of sales, for the first quarter of 2005. Gross profit as a percent of sales was lower in 2006 because of selling at low mark-up in order to move inventory.

     S,G&A Expense. Selling expenses amounted to $17,303, or 20.3% of sales, for the first quarter of 2006 as compared with $22,410, or 26.7% of sales for the first quarter of 2005. The percentage was lower in 2006 because of a higher portion of sales from direct marketing.

     General and administrative expenses were $175,764 for the first quarter of 2006 as compared with $99,584 for the same quarter in 2005, representing an increase of 78.6%. This dramatic increase was due to the settlement of a large outstanding bad debt that had been fully reserved in 2004 of $176,475 and was paid in 2005. The 2006 numbers are low by historical standards for expenditures in this category. For example, without this settlement, general and administrative expenses would have been $276,059 in the first quarter of 2005.

     R&D Expense. Research and development expense in the first quarter of 2006 was $43,263 as compared to $35,201 for the same quarter of 2005. The 22.9% increase in 2006 reflects primarily the increased development activities associated with the cell-phone application of our Road Whiz product in 2006.

     The Company posted a net loss from operations of ($201,398) for the quarter ended March 31, 2006 compared to ($117,272) for the quarter ended March 31, 2005.

     Other Income (Expense). Other expense for the first quarter of 2006 amounted to interest expense and amortization of the note payable discount of $107,335 compared with other expense of ($6,758) for the same period in 2005. The notes were issued late in the 2005 quarter and therefore interest expense was not incurred for the entire period.

     As a result of the foregoing, the Company posted net loss of $(310,715), or $(0.03) per basic and fully diluted common share, for the three-month period ended March 31, 2006, compared to a net loss of ($123,601), or ($0.02) per basic and diluted common share, for the three-month period ended March 31, 2005.

FINANCIAL CONDITION AND LIQUIDITY

     The Company cash position experienced continued erosion during the first quarter of 2006 by virtue of its operating losses. Cash used in operations was $112,496 as compared to $317,032 in the same period in 2005. No cash flow occurred from investing or financing activities during the period. Our cash at the end of the period stood at $21,028.

     At the present time we lack sufficient working capital to fund our business at its current operating level. As a result of this situation, our recent net losses and our negative cash flow, our auditor has expressed substantial doubt in its opinion on our December 31, 2005 financial statements regarding our ability to continue as a going concern. In order to conserve cash, we have reduced the working hours of our employees. This reduction, however, reduces our productivity and exacerbates our primary problem - that our sales are insufficient to cover our costs. Unless sales increase significantly in the coming months or we receive additional capital, it appears doubtful that our business will continue for the next twelve months.

ITEM 3.  Controls and Procedures

     Evaluation of Disclosure Controls and Procedures: As of March 31, 2006, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

     None

Item 3.  Defaults upon Senior Securities:

     None

Item 4.  Submission of Matters to a Vote of Security Holders:

     None

Item 5.  Other Information:

     None

Item 6.  Exhibits

     Exhibits:

     31.      Rule 13a-14(a) Certification
     32.      Rule 13a-14(b) Certification


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 19, 2006                          /s/  Monte Ross
                                      -------------------------
                                      Monte Ross, CEO
                                      (Chief executive officer)


                                      /s/ Ernest S. Clarke
                                      ----------------------------------
                                      Ernest S. Clarke, President
                                      (Principal financial and accounting
                                        officer)