Form 10QSB
period 2006-06-30
ULTRADATA SYSTEMS INC
filed 2006-08-14
CIK 931947

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-QSB


(MARK ONE)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________TO_______________

                       COMMISSION FILE NUMBER  0-25380


                       ULTRADATA SYSTEMS, INCORPORATED
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                Delaware                                43-1401158
 ----------------------------------------------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

     1240 Dielman Industrial Court, St. Louis, MO           63132
     ------------------------------------------------------------------
       (Address of principal executive offices)           (Zip Code)

       Issuer's telephone number, including area code:  (314) 991-8494

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class                               Outstanding as of August 10, 2006
Common, $.01 par value                          17,548,665

Transitional Small Business Disclosure Format  Yes [ ] No  [X]

                                                            File Number
                                                              0-25380

                      ULTRADATA SYSTEMS, INCORPORATED
                               FORM 10-QSB
                              June 30, 2006
                                  INDEX

PART I - FINANCIAL INFORMATION                                    PAGE

     Item 1.  Condensed Unaudited Financial Statements

              Condensed Balance Sheets at June 30, 2006
              (consolidated and unaudited) and December 31, 2005   3.

              Condensed Statements of Operations for the three
               months and six months ended June 30, 2006
               (consolidated and unaudited) and 2005 (unaudited)   4.

              Condensed Statements of Cash Flows for the six
               months ended June 30, 2006 (consolidated and
               unaudited) and 2005 (unaudited)                     5.

              Notes to Condensed Consolidated Financial
               Statements (unaudited)                              6.

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 9.

PART II - OTHER INFORMATION                                       13.

          Signatures                                              13.

          Exhibits                                                13.

               ULTRADATA SYSTEMS, INCORPORATED, AND SUBSIDIARY

                          Condensed Balance Sheets
                   As of June 30, 2006 (Consolidated) (unaudited)
                           and December 31, 2005

                                               June 30,         December 31,
                                                 2006               2005
                                            --------------      ------------
                                            (Consolidated)
Assets                                       (Unaudited)
Current assets:
 Cash                                        $   66,613          $  133,524
 Trade accounts receivable, net of
  allowance for doubtful accounts of
  $100                                           15,399              96,910
 Inventories, net                                78,538              86,314
 Prepaid expenses                                36,179              39,144
                                              ---------           ---------
 Total current assets                           196,729             355,892

Property and equipment, net                      25,952              33,251

Other assets                                      5,444               5,444
                                              ---------           ---------
Total assets                                 $  228,125          $  394,587
                                              =========           =========
Liabilities and Stockholders' Deficiency
Current liabilities:
 Accounts payable                            $  120,283          $  200,172
 Accrued liabilities                            283,711             177,687
 Notes payable                                   76,000             119,993
 Derivative and warrant liability                     -           4,816,193
                                              ---------           ---------
 Total current liabilities                      479,994           5,314,045
                                              ---------           ---------
 Total liabilities                              479,994           5,314,045

Redeemable Stock:
 Series B convertible preferred stock,
  210,000 shares authorized and outstanding
  with a stated value of $1,050                   1,050                   -
 Series C convertible preferred stock,
  150,000 shares authorized, with a stated
  value of $750 - 100,000 shares outstanding        500                   -

Stockholders'deficiency:
 Preferred Stock, $0.01 par value,
  4,636,680 shares authorized, none
  outstanding                                         -                   -
 Common stock, $.01 par value; 50,000,000
  shares authorized; 17,548,665 and
  8,341,343 shares issued and outstanding       175,487              83,413
 Additional paid-in capital                  13,850,723           9,528,366
 Accumulated deficit                        (14,279,629)        (14,531,237)
                                             ----------          ----------
 Total stockholders' deficiency                (253,419)         (4,919,458)
                                              ---------           ---------
Total liabilities and stockholders'
 deficiency                                  $  228,125          $  394,587
                                              =========           =========

See accompanying summary of accounting policies and notes to financial statements.

               ULTRADATA SYSTEMS, INCORPORATED, AND SUBSIDIARY

                      Condensed Statements of Operations
               For the three and six months ended June 30, 2006
                         (consolidated and unaudited)
                             and 2005 (unaudited)

                        Three months ended June 30,   Six months ended June 30,
                            2006          2005            2006         2005
                      (Consolidated)                  (Consolidated)
                               (unaudited)                   (unaudited)
                       ----------------------------- ---------------------------
Net sales               $  45,032      $ 111,344      $ 130,358     $ 195,169

Cost of sales              21,038         44,601         71,432        88,503
                         --------       --------       --------      --------
Gross profit               23,994         66,743         58,926       106,666

Selling expense            16,886        125,620         34,189       148,030
General and
 administrative expenses  158,094        262,283        333,858       361,867
Research and development
 expense                   15,319         90,793         58,582       125,994
                         --------       --------       --------      --------
Total Operating Expenses  190,299        478,696        426,629       635,891
                         --------       --------       --------      --------
Operating (loss) profit  (166,305)      (411,953)      (367,703)     (529,225)

Other income (expense):
 Interest and dividend
  income                       13            136            143           515
 Interest expense         (53,597)       (14,655)      (163,044)      (21,413)
 Fair Value expense       782,212              -        782,212             -
 Royalty income                 -         40,000              -        40,000
 Other, net                     -         13,858              -        13,908
                         --------       --------       --------      --------
Total other income
 (expense), net           728,628         39,339        619,311        33,010
                        ---------       --------       --------      --------
Income (loss) before
 income taxes          $  562,323       (372,614)       251,608      (496,215)

Income tax expense              -              -              -             -
                        ---------       --------       --------      --------
Net income (loss)         562,323     $ (372,614)    $  251,608    $ (496,215)
                        =========       ========       ========      ========
Income (loss) per share:
 Basic                 $     0.04     $    (0.06)    $     0.02    $    (0.08)
                        =========       ========       ========      ========
Income (loss) per share:
 Fully diluted         $     0.04     $    (0.06)    $     0.02    $    (0.08)
                        =========       ========       ========      ========
Weighted Average Shares
 Outstanding:
 Basic                 15,511,514      6,410,846     12,239,245     6,410,518
                       ==========      =========     ==========     =========
Weighted Average Shares
 Outstanding:
 Fully diluted         15,511,514      6,410,846     12,239,245     6,410,518
                       ==========      =========     ==========     =========


See accompanying summary of accounting policies and notes to condensed financial statements.

               ULTRADATA SYSTEMS, INCORPORATED, AND SUBSIDIARY

                     Condensed Statements of Cash Flows
        Six months ended June 30, 2006 (consolidated and unaudited) and
                               2005 (unaudited)


                                                    2006             2005
                                               (Consolidated)
                                                (unaudited)      (unaudited)
                                               --------------    -----------
Cash flows from operating activities:
 Net income (loss)                               $  251,608      $ (496,215)
 Adjustments to reconcile net loss to
  net cash provided by (used in) operating
  activities:
  Depreciation and amortization                       7,299           8,788
  Provision for doubtful accounts                        58        (176,252)
  Reserve for inventory impairment                    6,785           6,489
  Stock issued for services                               -          88,440
  Non-cash derivative liability                    (782,212)              -
  Non-cash amortization of note payable discount    158,507          18,630
 Increase (decrease) in cash due to changes
  in operating assets and liabilities:
  Trade accounts receivable                          81,452         207,432
  Inventories                                           991         (13,479)
  Prepaid expenses and other current assets           2,966         (63,222)
  Accounts payable                                  (79,888)       (108,308)
  Accrued expenses                                  106,023          39,052
                                                  ---------       ---------
  Net cash used in operating activities            (246,411)       (488,645)
                                                  ---------       ---------
Cash flows from investing activities:
 Capital expenditures                                     -          (1,366)
                                                  ---------       ---------
Net cash used in investing activities                     -          (1,366)
                                                  ---------       ---------
Cash flows from financing activities:
 Sale of preferred stock                            210,000               -
 Proceeds from sale of convertible debentures             -         100,000
 Advance on future debenture conversion                   -          50,000
 Note payable - Short term                           76,000               -
 Principal payments on notes payable               (106,500)              -
                                                  ---------       ---------
 Net cash provided by financing activities          179,500         150,000
                                                  ---------       ---------

Net decrease in cash and cash equivalents           (66,911)       (340,011)

Cash and cash equivalents at beginning of period    133,524         385,966
                                                  ---------       ---------
Cash and cash equivalents at end of period       $   66,613      $   45,955
                                                  =========       =========


During the six months ended June 30, 2006, the Company issued 9,207,322 shares of common stock to satisfy convertible debt aggregating to $172,000

See accompanying summary of accounting policies and notes to condensed financial statements.

               ULTRADATA SYSTEMS, INCORPORATED, AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                           June 30, 2006 (Unaudited)

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

     In the opinion of management, the information furnished for the three-month and six-month periods ended June 30, 2006 and 2005, respectively, includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 2005. It is suggested that the interim financial statements be read in conjunction with the audited financial statements for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-25380).

     Cash

     Cash includes deposits at financial institutions with maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At June 30, 2006, the Company had no amounts in excess of the FDIC insured limits.

     Income Tax

     The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized income in the period that includes the enactment date.

     Inventories

     Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts.

     Recent Pronouncements

     SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

     Principles of Consolidation

     The 2006 consolidated financial statements include the accounts of Ultradata Systems, Incorporated, and its wholly-owned subsidiary, RW Data, Inc. (June 1, 2006, inception). The 2005 financial statements include Ultradata Systems, Incorporated. All significant intra-company accounts and transactions have been eliminated in consolidation. Ultradata Systems, Inc. and RW Data, Inc. are hereafter referred to as the "Company".

     Use of Estimates

     The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and adjustments by management, with consideration given to materiality. Actual results could vary from those estimates.

               ULTRADATA SYSTEMS, INCORPORATED, AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                           June 30, 2006 (Unaudited)

Note 1. Inventories

     Inventories consist of the following:

                                           June 30,        December 31,
                                             2006             2005
                                         Consolidated
                                          (Unaudited)

     Raw Materials, net of obsolete        $   5,602       $   9,664
     Finished Goods, net of obsolete          72,936          76,649
                                            --------        --------
     Total                                 $  78,538       $  86,313
                                            ========        ========

     Obsolete inventory on hand            $ 229,648       $ 712,062

Note 2. Prepaid Expenses

     Prepaid expenses consist of the following:

                                           June 30,        December 31,
                                             2006             2005
                                         Consolidated
                                          (Unaudited)

     Prepaid insurance                     $   3,786        $   6,752
     Prepaid expenses                         32,393           32,393
                                            --------         --------
                                           $  36,179        $  39,145
                                            ========         ========

               ULTRADATA SYSTEMS, INCORPORATED, AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                           June 30, 2006 (Unaudited)

Note 3. Income (Loss) Per Share
                                     For the three months  For the six months
                                        ended June 30,       ended June 30,
                                    2006          2005     2006         2005
                                  ---------------------  ---------------------
     Basic
      Numerator:
       Net income (loss)          $ 562,324  $(372,614)  $ 251,608  $(496,215)

       Numerator for basic
        income (loss) per share   $ 562,324  $(372,614)  $ 251,608  $(496,215)
                                   ========   ========    ========   ========
      Denominator:
       Weighted average common
        shares                   15,511,514  6,410,846  12,239,245  6,410,518

       Denominator for basic
        income (loss) per share  15,511,514  6,410,846  12,239,245  6,410,518

      Basic income (loss) per
       share                         $ 0.04     $(0.06)     $ 0.02     $(0.08)

      Fully Diluted Numerator:
       Net income (loss)          $ 562,324  $(372,614)  $ 251,608  $(496,215)

       Numerator for fully diluted
        income (loss) per share   $ 562,324  $(372,614)  $ 251,608  $(496,215)
                                   ========   ========    ========   ========
      Denominator:

       Weighted average common
        shares                   15,511,514  6,410,846  12,239,245  6,410,518
       Common stock equivalents           -          -           -          -
                                 ----------  ---------  ----------  ---------
       Denominator for fully
        diluted income (loss)
        per share                15,511,514  6,410,846  12,239,245  6,410,518

       Fully diluted income
        (loss) per share             $ 0.04     $(0.06)     $ 0.02     $(0.08)

               ULTRADATA SYSTEMS, INCORPORATED, AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                           June 30, 2006 (Unaudited)

Note 4. Convertible Debentures

     To obtain funding for ongoing operations, the Company entered into a Securities Purchase Agreement (the SPA) and various amendments to the SPA with Golden Gate Investors, Inc. (GGI) on February 14, 2005 for the sale of
(i) $300,000 in unsecured convertible debentures (the Notes) and (ii) warrants to purchase 300,000 shares of the Company's common stock.

     The Notes bore interest at 4.75% per annum, matured three years from the date of issuance and were convertible into the number of shares of the Company's common stock equal to the dollar amount of the Notes being converted multiplied by 11, less the product of the conversion formula multiplied by 10 times the dollar amount of the Notes being converted, which is divided by the conversion formula. The conversion formula was the lesser of (a) $1.25, (b) eighty percent of the average of the three lowest volume weighted average prices during the twenty trading days prior to the conversion. Accordingly, there was no limit on the number of shares into which the Notes may be converted.

     The Notes included certain features that are considered embedded derivative financial instruments, such as the conversion feature, events of default and a variable liquidated damages clause. These features are described below, as follows:

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

     The initial fair value assigned to the embedded derivatives and warrants was $5,957,188. The Company recorded the first $300,000 of fair value of the derivatives and warrants to debt discount which will be amortized to interest expense over the term of the Notes. The Company recorded an amortization expense for the three months ended March 31, 2006 of $34,339. During the quarter ending June 30, 2006, no such amortization expense was incurred

     The market price of the Company's common stock significantly impacts the extent to which the Company may be required or may be permitted to convert the unrestricted and restricted portions of the Notes into shares of the Company's common stock. The lower the market price of the Company's common stock at the respective times of conversion, the more shares the Company will need to issue to convert the principal and interest payments then due on the Notes. If the market price of the Company's common stock falls below certain thresholds, the Company will be unable to convert any such repayments of principal and interest into equity, and the Company will be forced to make such repayments in cash. The Company's operations could be materially adversely impacted if the Company is forced to make repeated cash payments on the Notes.

     During the 3-month period ending June 30, 2006, conversions of $100,000 of the debenture resulted in eliminating the Fair Value liability taken in 2005 in accordance with guidance provided in EITF 00-19:


     Note payable as of 12/31/2005                               $   278,500
     Conversions during the first quarter 2006                        72,000
     Conversions during the second quarter 2006                      100,000
     Note payable principal balance paid in cash in second
      quarter 2006                                                   106,500
     Discount on note payable                                              -
     Note payable - net                                                    -
     Amortized amount charged to interest                             52,280

     Initial (non-cash) fair-value charge                        $ 4,816,193
     Reduction in liability due to first quarter conversions       1,245,120
     Reduction in liability due to second quarter conversions      2,788,861
                                                                   ---------
     Gain from reduction in fair-value liability                     782,212
                                                                   =========

               ULTRADATA SYSTEMS, INCORPORATED, AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                           June 30, 2006 (Unaudited)

     On June 8, 2006 the Company fully satisfied the Notes by a payment of $106,612.40, which equaled the remaining principal balance and accrued interest on that date. In connection with that payment, Golden Gate Investors, Inc. agreed to a termination of the Warrant to Purchase Common Stock that had been linked to the Debenture.

Note 5 Note Payable

     In May 2006, a loan of $76,000 was advanced by our supplier Sweda to allow the Company to buy product and continue operations during this transition period. The Company issued a note payable to Sweda, which is to be repaid from proceeds of the sale of the assets of the RW Data subsidiary of the Company when that occurs. The note is non-interest-bearing, is due and payable December 31, 2006, and is secured by the intangible assets of the Company.

Note 6  Preferred Stock

     On June 6, the Company filed with the Delaware Secretary of State a Certificate of Designation of 210,000 shares of Series B Preferred Stock. The holder of the Series B shares will be entitled to cast 51% of the votes at any shareholders meeting. The holder will be entitled to convert the Series B stock into 10% of the outstanding shares of Ultradata common stock, but only if Ultradata has acquired an operating company during 2006. Otherwise the Series B Preferred Stock will be redeemed automatically for a price of $.001 per share on December 31, 2006. In the event the Company declares a dividend, the holder of a share of Series B Preferred Stock will receive the same dividend as the holder of a share of common stock. In the event of a liquidation of the Company, the holder of a share of Series B Preferred Stock will receive $.005 per share before any distribution is made to the holders of common stock, and will then share in the distribution on a pari passu basis.

     On June 6, the Company filed with the Delaware Secretary of State a Certificate of Designation of 150,000 shares of Series C Preferred Stock. The holder of the Series C shares will not be entitled to cast votes at any shareholders meeting. The holder will be entitled to convert the Series C stock into 2% of the outstanding shares of Ultradata common stock, but only if Ultradata has acquired an operating company during 2006. Otherwise the Series C Preferred Stock will be redeemed automatically for a price of $.001 per share on December 31, 2006. In the event the Company declares a dividend, the holder of a share of Series C Preferred Stock will receive the same dividend as the holder of a share of common stock. In the event of a liquidation of the Company, the holder of a share of Series C Preferred Stock will receive $.005 per share before any distribution is made to the holders of common stock, and will then share in the distribution on a pari passu basis.

Note 7   Financing Activity

     On June 1, 2006 Ultradata entered into a group of agreements. The purpose of the agreements is to fund Ultradata's ongoing operations and enable Ultradata to acquire a new business under new management. The business that will be acquired has not yet been determined.

     Under the primary agreement on June 1, 2006 Ultradata sold to Warner Technology & Investment Corp. ("Warner Technology") 210,000 shares of Series B Preferred Stock for $210,000 in cash paid on that date. In connection with the purchase by Warner Technology of the Series B Preferred Stock, the present directors of Ultradata elected to the Board a designee of Warner Technology and submitted their resignations from the Board, effective June 30, 2006. After that change of control, Warner Technology and its designee to the Board bear responsibility for negotiating the acquisition of an operating company. The Certificate of Designation of the Series C stock provides, however, that no corporation acquisition can be completed without the approval of the holders of the Series C stock - i.e. the Managers (identified below). In the Management Agreement, the Managers agreed that they will approve any corporate acquisition in which (a) the acquired company had not less than $2.5 million in revenue and not less than $700,000 in net pre-tax income in the year ended September 30, 2005,
(b) the shareholders of Ultradata at the time of the merger and the holders of the Series C Preferred Stock will, on closing of the acquisition, own not less than five percent of the equity in Ultradata, and (c) there are no other material terms of the corporate acquisition that are objectionable to the Managers.

     Also on June 1, 2006, Ultradata entered into an Assignment and Assumption Agreement, which effected the transfer of all of Ultradata's operating assets to a wholly-owned subsidiary named "RW Data, Inc." In the same agreement, RW Data agreed to pay all of Ultradata's debts and obligations existing on June 1, 2006.

               ULTRADATA SYSTEMS, INCORPORATED, AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                           June 30, 2006 (Unaudited)

     On the same date Ultradata and RW Data entered into a Management Agreement with Monte Ross, Ernest Clarke and Mark Peterson (the "Managers"), who were officers and members of Ultradata's Board of Directors prior to June 30, 2006. All directors of Ultradata resigned, and John Leo, the designee of Warner Technology, became the sole director. The Managers agreed to the termination of their employment agreements with Ultradata, and that they would instead assume responsibility for the management of RW Data, Inc. The Managers undertake to use their best efforts to effect a sale of the assets of RW Data during 2006. In consideration for their commitment, Ultradata issued to the Managers a total of 100,000 shares of Series C Preferred Stock and granted them options to purchase a total of 50,000 additional Series C shares for $150,000.

     The Managers will be able to convert the Series C Preferred Stock into 2% of the outstanding Ultradata shares (3% if they exercise the option for additional Series C shares), but only if Ultradata has acquired an operating company during 2006. Otherwise the Series C Preferred Stock will be cancelled. If the 100,000 shares of Series C Preferred Stock are converted into common stock, the Managers will be entitled to sell the shares to Ultradata after April 1, 2007 for a price equal to the sum of $275,000 less all liabilities of RW Data at December 31, 2006 and all liabilities of Ultradata that existed on June 1, 2006 and remain on the balance sheet on December 31, 2006. In the event that the afore-mentioned liabilities exceed $275,000, then the Managers will be required to surrender one Series C share for each $2.75 of excess liabilities.

Note 8   Going Concern

     As reflected in the accompanying financial statements, for the three months ended June 30, 2006 the Company had an operating loss of $166,305 and a negative cash flow from operations of $246,411. At June 30, 2006, it had a working capital deficiency of $283,265, and a stockholders' deficiency of $253,419. As a result of its financing activities (see Notes 5 and 7), the Company has had an infusion of capital from its supplier, Sweda, and from the sale of Series B Preferred Stock. Consequently, Management believes the Company has access to sufficient resources to continue operations throughout the transition period begun with the signing of the agreements outlined in Note 7.

Note 9    Subsequent Event:  Legal Proceeding

     On August 9, 2006 a lawsuit was commenced in the Superior Court of the State of California against Ultradata and its previous Chief Executive Officer and Chief Financial Officer, among other defendants. The complaint alleged that the defendants conspired to sell the AutoPilot Talking Road Navigator(tm) in the State of California by means of false advertising. The complaint asserts claims under California laws against false advertising and unfair competition, as well as under California consumer protection statutes. The complaint seeks restitution, compensatory damages and punitive damages. Ultradata and its management are evaluating the complaint and the extent to which indemnity for the claim is available from Ultradata's insurance carrier.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              YOU SHOULD NOT RELY ON FORWARD LOOKING STATEMENTS

     This quarterly report contains a number of forward-looking statements regarding our future prospects. Among the forward-looking statements are descriptions of our plans to acquire a new operating company, to sell our existing operations, and to return our company to profitability. These forward-looking statements are a true statement of our present intentions, but are neither predictions of the future nor assurances that any of our intentions will be fulfilled. Many factors beyond our control could act against Ultradata in its efforts to implement this plan. Among these factors are:

     * The fact that we may not be able to complete a satisfactory acquisition within the time limits set in the June 2006 agreement.

     * The fact that we may not be able to sell our current operations on satisfactory terms.

     * The fact that, if we continue in the current business beyond 2006, our financial resources will be insufficient to sustain us.

     There may also be factors that we have not foreseen which could interfere with our plans. In addition, changing circumstances may cause us to determine that a change in plans will be in the best interests of Ultradata. For the reasons given, there is a significant risk that we will not be able to fulfill our expectations for Ultradata.

OVERVIEW

     The Company's mission since 1987 has been to aid the road traveler with useful information with products easy to use and affordable in price. For almost 20 years we have been engaged in the business of manufacturing and marketing handheld computers that provide travel information. The products are based upon a data compression technology that we developed, portions of which we have patented. Recent developments in communications and speech technology have opened up new opportunities for us to integrate our technology and create new products merging these technologies with our own. These new products are consistent with our goal of improved ease of use by the consumer. In 2005, development of the Road Genie Audio Navigation System was accomplished. We also have developed a low-cost voice-controlled audio recorder for automobile use using the same voice-recognition technology. Production of this unit was initiated in the first quarter of 2006. Availability for sale depends on obtaining commitments sufficient to complete production.

     The Company has sold over 3 million of its low-cost handheld travel computers, demonstrating that there is a market for travel information products. To re-awaken that market with an improved product that speaks, the Company has developed a Talking Road WhizTM. Significant deliveries of this product began in September of 2003 and, the Company received significant revenue in the last four months of 2003 from sales of this new addition to its product line. This success continued in the first two quarters of 2004, which have traditionally been weak quarters for Ultradata. Our growth was stalled, however, in the second half of 2004, when our primary distributor and one significant customer both ceased placing orders. We engaged in efforts to replace those sales lost in 2005 but without success, although sales of the product continue in the same channels as in 2005. More broadly, the Company is completing development of a Cellular Road Whiz application using our proprietary database and enabling access via a cell phone rather through separate hardware. Users who subscribe to our service can get not only information about services along their route with directions and distance from their location but, in addition, can obtain fuel prices in real time and select their stop on that basis. We started tests of the system in June 2006.

     In the Spring of 2006 Management determined that the Company was unlikely to obtain the funding necessary to carry out its plans for launching new products. Accordingly, in June 2006 we commenced an initiative whose goal is to (a) acquire a new operating company and (b) dispose of our current operations. Towards that end we sold a controlling interest in Ultradata to Warner Technology, subject to a provision that Warner Technology will lose its shares if Ultradata has not completed a satisfactory acquisition by the end of 2006. We also transferred our operating assets to a wholly-owned subsidiary, and entered into an agreement with members of our Management that charges them with responsibility for obtaining a buyer for those operations. To date no transaction of the sort contemplated in the June 2006 activities has been completed.

RESULTS OF OPERATIONS

     Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005

     Operating results for the six-month period ended June 30, 2006, were significantly below those of the same period in 2005.

     Sales. During the three and six months ended June 30, 2006, net sales totaled $45,032 and $130,358, respectively, compared with $111,344 and $195,169, respectively, for the same periods in 2005. The reason for the reduction in 2006 was primarily due to a lack of sales to large retailers and a lack of significant sales through QVC.

     Our sales revenue in 2006 comes, primarily, from individual orders as it was in 2005.

     Backlog. As of June 30, 2005, the Company had a backlog of $20,395. On June 30, 2005 we had a backlog of $328,116.

     Gross Profit. Gross profit margin for the three- and six-month periods ending June 30, 2006 as a percent of sales was 53.3% and 54.8%, respectively, comparing favorably with gross margin in corresponding periods of 2005 of 59.9% and 54.7%, respectively.

     S,G&A Expense. Selling expenses for the three- and six-month periods ended June 30, 2006 were $16,886, or 16.0% of sales, and $34,189, or 17.9%
of sales, respectively, compared with $125,620, or 113% of sales, and $148,030, or 75.9% of sales, respectively, for the corresponding periods in 2005. These figures reflect the elimination of inefficient advertising campaigns used in 2005.

     General and administrative expenses for the three- and six-month periods ended June 30, 2006 were $158,094 and $333,858, respectively, compared with $262,283 and $361,867, respectively, for the corresponding periods in 2005. The quarter comparison reflects consulting expenses from a New York firm in the 2005 quarter that were not present in 2006. The six-month figures are comparable. The figures reflect continued success in our on-going effort to maintain efficiency in our control of overhead costs.

     R&D Expense. Research and development expenses in the three- and six-month periods ended June 30,2006 were $15,319 and $58,582, respectively, as compared to $90,793 and $125,994, respectively, for the same periods in 2005. These decreases reflect the completion of new-product development involving the voice-technology devices incorporated in our newest products and costs related to the development of the cell-phone Road Whiz application.

     The Company recognized a loss from operations of ($166,305) and ($367,703) for the three- and six-month periods ended June 30, 2006, respectively, compared to ($411,953) and ($529,225) for the corresponding periods in 2005.

     Other Income (Expense). Other income for the three- and six-month periods ended June 30, 2006 totaled $728,628 and $619,311, respectively, compared with expenses of $39,339 and $33,010, respectively, for the corresponding periods of 2005. The 2006 numbers included a non-cash gain due to the reversal of most of the non-cash Fair Value expense incurred in the fourth quarter of 2005 due to the Golden Gate Investors convertible debenture (see Note 6). These debentures were completely retired in June 2006 through conversions and a cash payment as described in the note.

     As a result of the foregoing, the Company realized a net income of $562,323, or $0.04 per basic and diluted common share, for the three-month period ended June 30, 2006, compared to a net loss of ($372,614), or ($0.06) per basic and diluted common share, for the three-month period ended June 30, 2005. The Company realized a net income of $251,608, or $0.02 per basic and diluted common share, for the six-month period ended June 30, 2006, compared to a net loss of ($496,215), or ($0.08) per basic and diluted common share, for the six-month period ended June 30, 2005.

FINANCIAL CONDITION AND LIQUIDITY

     At June 30, 2006, the Company had $66,613 in cash, compared to $45,955 at December 31, 2005. The Company's operating activities in the six months ended June 30, 2006 used cash totaling ($246,411) as compared to ($488,645) during the same period in 2005.

     No cash was used in investing activities for the six-month period ended June 30, 2006, compared to ($1,366) in the same period in 2005.

     Cash provided by financing activities for the six-month period ended June 30, 2006 was $179,500 compared to $150,000 in the same period in 2005. The 2006 amount resulted from loans and proceeds from sale of preferred stock (see Note 7).

     As a result of our present business situation, our recent net losses, and our negative cash flow, our auditor has expressed substantial doubt in its opinion on our December 31, 2005 financial statements regarding our ability to continue as a going concern. Management believes that the financing described in Notes 5 and 7 above will provide sufficient resources to complete the actions outlined in the agreements itemized in
Note 7.

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


PART II - OTHER INFORMATION

Item 1. Legal Proceedings:

     None

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities:

     In a series of transactions taking place between April 1, 2006 and June 8, 2006, Ultradata sold a total of 9,207,322 shares of common stock to Golden Gate Investors, Inc. The shares were sold for a total of $172,000, consisting of (a) conversion of $172,000 in principal amount of a convertible debenture that Ultradata sold to Golden Gate in February 2005 and (b) payment of $0 upon exercise of a warrant that Ultradata issued to Golden Gate in February 2005. The sales were exempt pursuant to Section 4(2) of the Act since the sales were not made in a public offering and were made to an entity whose principals had access to detailed information about the Company and which was acquiring the shares for its own accounts. There were no underwriters.

     On June 1, 2006 Ultradata sold 210,000 shares of Series B Preferred Stock to Warner Technology & Investment Corp. for $210,000. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an entity whose principals had access to detailed information about the Company and which was acquiring the shares for its own account. There were no underwriters.

Item 3.  Defaults upon Senior Securities:

     None

Item 4.  Submission of Matters to a Vote of Security Holders:

     None

Item 5.  Other Information:  Change in Management

     On August 11, 2006 John Leo resigned from his position as the sole member of Ultradata's Board of Directors and as its Chief Executive Officer and Chief Financial Officer. Prior to resigning, Mr. Leo elected Huakang Zhou to serve on the Board of Directors. Mr. Zhou will also serve as Chief Executive Officer and Chief Financial Officer.

     Since 1993 Huakang Zhou has been employed as chairman of the board of Warner Technology and Investment Corp. a New Jersey corporation that he organized in 1993. Warner Technology provides international training and market consulting services. Warner is licensed by the People's Republic of China to serve as an official host for Chinese government officials and business executives in the US. As part of the hosting process Warner also provides training programs to assist visiting Chinese officials and business executives with the transition to doing business in the US. These services include market and product analysis, assistance with product distribution and distribution agreements, joint ventures, and introductions to strategic partners.

     Mr. Zhou holds a Ph.D. degree in Operations Research that was awarded in 1989 by the Polytechnic University of New York.

Item 6. Exhibits:

        Exhibits:

     31 Rule 13a-14(a) Certification.
     32 Rule 13a-14(b) Certification.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2006                 /s/  Huakang Zhou
                                ---------------------------------------------
                                Huakang Zhou
                                (Chief executive officer and chief financial
                                 officer)