Form 10QSB
period 2006-09-30
ULTRADATA SYSTEMS INC
filed 2006-11-08
CIK 931947

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-QSB


(MARK ONE)

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 -

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

( )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF
     1934

     FOR THE TRANSITION PERIOD FROM ______________TO_______________

                       COMMISSION FILE NUMBER  0-25380


                       ULTRADATA SYSTEMS, INCORPORATED
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Delaware                                      43-1401158
 ----------------------------------------------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

    1240 Dielman Industrial Court, St. Louis, MO                63132
    ----------------------------------------------------------------------
      (Address of principal executive offices)                (Zip Code)


      Issuer's telephone number, including area code:  (314) 991-8494

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

Class                                Outstanding as of November 6, 2006
-----------------------------------------------------------------------
Common, $.01 par value                             17,548,665

Transitional Small Business Disclosure Format Yes  [ ] No  [X]

                                                   File Number
                                                     0-25380

                    ULTRADATA SYSTEMS, INCORPORATED
                              FORM 10-QSB
                           September 30, 2006
                                 INDEX

PART I - FINANCIAL INFORMATION                                  PAGE

     Item 1.  Condensed Unaudited Financial Statements

      Condensed Balance Sheets at September 30, 2006
       (consolidated and unaudited) and December 31, 2005         3.

      Condensed Statements of Operations for the three months
       and nine months ended September 30, 2006 (consolidated
       and unaudited) and 2005 (unaudited)                        4.

      Condensed Statements of Cash Flows for the nine months
       ended September 30, 2006 (consolidated and unaudited)
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

ULTRADATA SYSTEMS, INCORPORATED, AND SUBSIDIARY

Condensed Balance Sheets

As of September 30, 2006 (Consolidated) (unaudited) and December 31, 2005


                                         September 30,    December 31,
                                             2006            2005
                                        ---------------  -------------
                                        (Consolidated)
Assets                                   (Unaudited)

Current assets:
 Cash                                    $  42,679         $  133,524
 Trade accounts receivable, net of
  allowance for doubtful accounts
  of $100                                   16,259             96,910
 Inventories, net                           70,309             86,314
 Prepaid expenses                            2,614             39,144
                                          --------           --------
 Total current assets                      131,861            355,892
                                          --------           --------

Property and equipment, net                 22,310             33,251

Other assets                                     -              5,444
                                          --------           --------
Total assets                             $ 154,171          $ 394,587
                                          ========           ========

Liabilities and Stockholders' Deficiency

Current liabilities:
 Accounts payable                          117,013            200,172
 Accrued liabilities                       308,685            177,687
 Notes payable                             114,039            119,993
 Derivative and warrant liability                -          4,816,193
                                          --------          ---------
 Total current liabilities                 539,737          5,314,045
                                          --------          ---------

Total liabilities                          539,737          5,314,045

Redeemable Preferred Stock Series B
 convertible preferred stock, 210,000
 shares authorized and outstanding
 with a stated value of $1,050               1,050                  -

Series C convertible preferred stock,
 150,000 shares authorized, with a
 stated value of $750
 100,000 shares outstanding                    500                  -

Stockholders' deficiency:
 Preferred Stock, $0.01 par value,
  4,636,680 shares authorized, none
  outstanding                                    -                  -

Common stock, $.01 par value;
 50,000,000 shares authorized;
 17,548,665 and 8,341,343 shares
 issued and outstanding                    175,487             83,413

Additional paid-in capital              13,852,273          9,528,366

Accumulated deficit                    (14,414,876)       (14,531,237)
                                        ----------         ----------
Total stockholders' deficiency            (387,116)        (4,919,458)
                                        ----------         ----------
Total liabilities and stockholders'
 deficiency                            $   154,171        $   394,587
                                        ==========         ==========

See accompanying summary of accounting policies and notes to financial statements.


ULTRADATA SYSTEMS, INCORPORATED, AND SUBSIDIARY

Condensed Statements of Operations

For the three and nine months ended September 30, 2006 (Consolidated and unaudited) and 2005 (unaudited)

                               Three months ended          Nine months ended
                                 September 30,               September 30,

                               2006          2005         2006          2005
                          -----------------------------------------------------

Net sales                 $    7,827   $  140,119      $  138,185    $  335,288

Cost of sales                 40,714      110,892         112,146       199,395
                           ---------    ---------       ---------     ---------
Gross profit (loss)          (32,887)      29,227          26,039       135,893

Selling expense                  402       61,388          34,591       209,418

General and
 administrative expenses     100,507      247,091         434,365       608,958

Research and development
 expense                         923       93,801          59,505       219,795
                           ---------    ---------       ---------     ---------
Total operating expenses     101,832      402,280         528,461     1,038,171
                           ---------    ---------       ---------     ---------

Operating loss              (134,719)    (373,053)       (502,422)     (902,278)

Other income (expense):
 Interest and dividend
  income                          25           82             168           597

Interest expense                   -      (80,550)       (163,044)     (101,963)

Fair Value expense                 -            -         782,212             -

Royalty income                     -       44,800               -        84,800

Settlement of legal
 dispute                           -            -               -        13,844

Other, net                      (553)           1            (553)           65
                           ---------    ---------       ---------     ---------
Total other (expense)
 income, net                    (528)     (35,667)        618,783        (2,657)
                           ---------    ---------       ---------     ---------
(Loss) earnings income
 before income taxes        (135,247)    (408,720)        116,361      (904,935)

Income tax                         -            -               -             -
                           ---------    ---------       ---------     ---------
Net (loss) income         $ (135,247)  $ (408,720)     $  116,361    $ (904,935)
                           =========    =========       =========     =========
(Loss) earnings per
 share - basic            $    (0.01)  $    (0.06)     $     0.01    $    (0.14)
                           =========    =========       =========     =========

(Loss) earnings per
 share - fully diluted    $    (0.01)  $    (0.06)     $     0.01    $    (0.14)
                           =========    =========       =========     =========
Weighted Average Shares
 Outstanding - Basic      17,548,665    6,587,587      12,239,245     6,470,168
                          ==========    =========      ==========     =========
Weighted Average Shares
 Outstanding:
 Fully diluted            17,548,665    6,587,587      12,239,245     6,470,168
                          ==========    =========      ==========     =========


See accompanying summary of accounting policies and notes to financial statements.

ULTRADATA SYSTEMS, INCORPORATED, AND SUBSIDIARY

Condensed Statements of Cash Flows

Nine months ended September 30, 2006 (Consolidated and unaudited) and 2005 (unaudited)

                                              2006            2005
                                         -------------   -------------
                                          (unaudited)     (unaudited)
Cash flows from operating activities:
 Net income (loss)                        $  116,361     $  (904,935)

 Adjustments to reconcile net income
  (loss) to net cash used in operating
  activities:
  Depreciation and amortization               10,378          12,171
  Loss on disposal of asset                      563               -
  Provision for doubtful accounts             (5,141)       (176,104)
  Reserve for inventory impairment             6,855           9,597
  Stock issued for services                    1,550         117,430
  Non-cash derivitive liability             (782,212)              -
  Non-cash amortization of note payable
   discount                                  158,507          96,800
 Increase (decrease) in cash due to
  changes in operating assets and
  liabilities:
  Trade accounts receivable                   85,791         162,502
  Inventories                                  9,150         (79,320)
  Prepaid expenses and other current
   assets                                     36,530         (27,686)
  Accounts payable                           (83,158)         18,332
  Accrued expenses                           130,998               -
  Other                                        5,444          67,561
                                            --------        --------
 Net cash used in operating activities      (308,384)       (703,652)
                                            --------        --------
Cash flows from investing activities:
 Capital expenditures                              -            (816)
                                            --------        --------
 Net cash used in investing activities             -            (816)
                                            --------        --------
Cash flows from financing activities:
 Sale of preferred stock                     210,000               -
 Proceeds from sale of convertible
  debentures                                       -         300,000
 Advance on future debenture conversion            -          60,000
 Note payable - Short term                   114,039               -
 Principal payments on notes payable        (106,500)              -
                                            --------        --------
Net cash provided by financing activities    217,539         360,000
                                            --------        --------

Net decrease in cash                         (90,845)       (344,468)

Cash at beginning of period                  133,524         385,966
                                            --------        --------
Cash at end of period                     $   42,679      $   41,498
                                            ========        ========


During the nine months ended September 30, 2006, the Company issued 9,207,322 shares of common stock to satisfy convertible debt aggregating $172,000.


See accompanying summary of accounting policies and notes to condensed financial statements.

               ULTRADATA SYSTEMS, INCORPORATED, AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                        September 30, 2006 (Unaudited)

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

        In the opinion of management, the information furnished for the three-month and nine-month periods ended September 30, 2006 and 2005, respectively, includes all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial results for the respective interim periods and is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 2006. It is suggested that the interim financial statements be read in conjunction with the audited financial statements for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on Form 10-KSB (Commission File Number 0-25380).

        Cash

        Cash includes deposits at financial institutions with maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At
September 30, 2006, the Company had no amounts in excess of the FDIC insured limits.

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

               ULTRADATA SYSTEMS, INCORPORATED, AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                        September 30, 2006 (Unaudited)

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

Note 1. Inventories

	Inventories consist of the following:

                                         September 30,      December 31,
                                            2006               2005
                                         ------------       ------------
     Raw Materials, net of obsolete        $  5,602          $  9,664
     Finished Goods, net of obsolete         64,707            76,649
                                            -------           -------
     Total                                 $ 70,309          $ 86,313
                                            =======           =======

     Obsolete inventory on hand            $228,600          $712,062


Note 2. Prepaid Expenses

Prepaid expenses consist of the following:

                                         September 30,      December 31,
                                            2006               2005
                                         ------------       ------------

     Prepaid insurance                     $  2,615          $  6,752
     Prepaid expenses                             -            32,392
                                            -------           -------
                                           $  2,615          $ 39,144
                                            =======           =======

               ULTRADATA SYSTEMS, INCORPORATED, AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                        September 30, 2006 (Unaudited)

Note 3. Income (Loss) Per Share
                                   For the three months   For the nine months
                                    ended September 30,   ended September 30,
                                     2006       2005        2006        2005
                                  ----------------------  ---------------------
Basic
 Numerator:
  Net (loss) income               $(135,247)  $(408,720) $(116,361)  $(904,935)

 Numerator for basic income
  (loss) per share                $(135,247)  $(408,720) $(116,361)  $(904,935)

 Denominator:
  Weighted average common
  shares                         17,548,655   6,587,587 12,239,245   6,470,168

 Denominator for basic
  income (loss) per share        17,548,655   6,587,587 12,239,245   6,470,168

 Basic income (loss) per share    $   (0.01)  $   (0.06) $   (0.01)  $   (0.14)

Fully Diluted Numerator:

 Net income (loss)                $(135,247)  $(408,720) $(116,361)  $(904,935)

 Numerator for fully diluted
  income (loss) per share         $(135,247)  $(408,720) $(116,361)  $(904,935)

Denominator:
 Weighted average common
  shares                         17,548,655   6,587,587 12,239,245   6,470,168

 Common stock equivalents                 -           -          -           -

 Denominator for fully
  diluted income (loss)
  per share                      17,548,655   6,587,587 12,239,245   6,470,168

 Fully diluted income (loss)
  per share                       $   (0.01)  $   (0.06) $   (0.01)  $   (0.14)


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

               ULTRADATA SYSTEMS, INCORPORATED, AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                        September 30, 2006 (Unaudited)

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

        The initial fair value assigned to the embedded derivatives and warrants was $5,957,188. The Company recorded the first $300,000 of fair value of the derivatives and warrants to debt discount which will be amortized to interest expense over the term of the Notes. The Company recorded an amortization expense for the three months ended March 31, 2006 of $34,339. During the quarter ending June 30, 2006, no such amortization expense was incurred

        The market price of the Company's common stock significantly impacts the extent to which the Company may be required or may be permitted to convert the unrestricted and restricted portions of the Notes into shares of the Company's common stock. The lower the market price of the Company's common stock at the respective times of conversion, the more shares the Company will need to issue to convert the principal and interest payments then due on the Notes. If the market price of the Company's common stock falls below certain thresholds, the Company will be unable to convert any such repayments of principal and interest into equity, and the Company will be forced to make such repayments in cash. The Company's operations could be materially adversely impacted if the Company was forced to make repeated cash payments on the Notes.

               ULTRADATA SYSTEMS, INCORPORATED, AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                        September 30, 2006 (Unaudited)

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

Note 5. Note Payable

        Since May 2006, cash advances have been provided by our supplier Sweda to allow the Company to buy product and continue operations during this transition period. The Company issued a note payable to Sweda, which is to be repaid from proceeds of the sale of the assets of the RW Data subsidiary of the Company when that occurs. The note is non-interest-bearing, is due and payable December 31, 2006, and is secured by the assets of the Company. The loan balance as of September 30, 2006, was $114,039.

Note 6. Preferred Stock

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

               ULTRADATA SYSTEMS, INCORPORATED, AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                        September 30, 2006 (Unaudited)

Note 7. Financing Activity

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

        On the same date Ultradata and RW Data entered into a Management Agreement with Monte Ross, Ernest Clarke and Mark Peterson (the "Managers"), who were officers and members of Ultradata's Board of Directors prior to June 30, 2006. All directors of Ultradata resigned, and a designee of Warner Technology became the sole director. The Managers agreed to the termination of their employment agreements with Ultradata, and that they would instead assume responsibility for the management of RW Data, Inc. The Managers undertake to use their best efforts to effect a sale of the assets of RW Data during 2006. In consideration for their commitment, Ultradata issued to the Managers a total of 100,000 shares of Series C Preferred Stock and granted them options to purchase a total of 50,000 additional Series C shares for $150,000.

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

Note 8. Contingency

	On August 9, 2006 a lawsuit was commenced in the Superior Court of the State of California against Ultradata and its previous Chief
Executive Officer and Chief Financial Officer, among other defendants.
The complaint alleged that the defendants conspired to sell the AutoPilot Talking Road Navigator(tm) in the State of California by means of false advertising. The complaint asserts claims under California laws against false advertising and unfair competition, as well as under California consumer protection statutes. The complaint seeks restitution, compensatory damages and punitive damages of an unspecified amount as of September 30, 2006. Ultradata and its management are evaluating the complaint and the extent to which indemnity for the claim is available from Ultradata's insurance carrier.

Note 9. Going Concern

        As reflected in the accompanying financial statements, for the three months ended September 30, 2006 the Company had an operating loss of $133,170 and a negative cash flow from operations of $308,384 for the nine months ended September 30, 2006. At September 30, 2006, it had a working capital deficiency of $407,876, and a stockholders' deficiency of $387,116. As a result of its financing activities (see Notes 5 and 7), the Company has had an infusion of capital from its supplier, Sweda, and from the sale of Series B Preferred Stock. Consequently, Management believes the Company has access to sufficient resources to continue operations throughout the transition period begun with the signing of the agreements outlined in Note 7.
Note 10. Subsequent Events

        Subsequent to September 30, 2006, the Company received $40,000 from Sweda, Ltd. related to the note payable disclosed in Note 5.

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

RESULTS OF OPERATIONS

        Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005

	Operating results for the three- and nine-month periods ended September 30, 2006, were significantly below those of the same periods in 2005.

        Sales. During the three and nine months ended September 30, 2006, net sales totaled $7,827 and $138,185, respectively, compared with $140,119 and $335,288, respectively, for the same periods in 2005. The reduction in 2006 was primarily due to a lack of sales to large retailers and a lack of significant sales through QVC during this period of transition.

        Backlog. As of September 30, 2006, the Company had no backlog. On September 30, 2005 we had a backlog of $300,204.

        Gross Profit. Gross profit margin for the three-month period ending September 30, 2006 was negative due to the write-off of a deposit for electronic parts to guarantee a minimum purchase that will not be realized in our current business climate. The nine-month period was negatively affected as well, with gross margin as a percent of sales equaling 18.8% compared with gross margin in the corresponding period of 2005 of 40.5% of sales.

        S,G&A Expense. Selling expenses for the three- and nine-month periods ended September 30, 2006 were $402 and $34,591, respectively, compared with $61,388 and $209,418, respectively, for the corresponding periods in 2005. These figures reflect the elimination of sales activity due to lack of funds.

        General and administrative expenses for the three- and nine-month periods ended September 30, 2006 were $100,507 and $434,365, respectively, compared with $247,091 and $608,958, respectively, for the corresponding periods in 2005. These comparisons also reflect the reduction of expenses due to our lack of funds.

        R&D Expense. Research and development expenses in the three- and nine-month periods ended September 30,2006 were $923 and $59,505, respectively, as compared to $93,801 and $219,795, respectively, for the same periods in 2005. These decreases also reflect the cessation of R&D activity in the transition period.

        The Company recognized a loss from operations of ($134,719) and ($502,422) for the three- and nine-month periods ended September 30, 2006, respectively, compared to ($373,053) and ($902,278) for the corresponding periods in 2005.

        Other Income (Expense). Other income for the three- and nine-month periods ended September 30, 2006 totaled ($528) and $618,783, respectively, compared with ($35,667) and ($2,657), respectively, for the corresponding periods of 2005. The nine-month 2006 numbers included a non-cash gain due to the reversal of most of the non-cash Fair Value expense incurred in the fourth quarter of 2005 due to the Golden Gate Investors convertible debenture (see Note 6). These debentures were completely retired in June 2006 through conversions and a cash payment as described in the note.

        As a result of the foregoing, the Company realized a net loss of ($135,247), or ($0.01) per basic and diluted common share, for the three-month period ended September 30, 2006, compared to ($408,720), or ($0.06) per basic and diluted common share, for the three-month period ended September 30, 2005. The Company realized a net income of $116,361, or $0.01 per basic and diluted common share, for the nine-month period ended September 30, 2006, compared to a net loss of ($904,935), or ($0.14) per basic and diluted common share, for the six-month period ended September 30, 2005.

FINANCIAL CONDITION AND LIQUIDITY

        At September 30, 2006, the Company had $42,679 in cash, compared to $133,524 at December 31, 2005. The Company's operating activities in the nine months ended September 30, 2006 used cash totaling ($308,384) as compared to ($703,652) during the same period in 2005.

        No cash was used in investing activities for the six-month period ended September 30, 2006, compared to ($816) in the same period in 2005.

        Cash provided by financing activities for the nine-month period ended September 30, 2006 was $217,539 compared to $360,000 in the same period in 2005. The 2006 amount resulted from loans and proceeds from sale of preferred stock (see Note 7).

        As a result of our present business situation, our recent net losses, and our negative cash flow, our auditor has expressed substantial doubt in its opinion on our December 31, 2005 financial statements regarding our ability to continue as a going concern. Management believes that the financing described in Notes 5 and 7 above will provide sufficient resources to complete the actions outlined in the agreements itemized in Note 7 but insufficient resources for operations for the next 12 months.

        SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

ITEM 3.  Controls and Procedures

        Evaluation of Disclosure Controls and Procedures: As of September 30, 2006, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

     None

Item 6.   Exhibits:

     Exhibits:

    31    Rule 13a-14(a) Certification.
    32    Rule 13a-14(b) Certification.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 6, 2006			/s/  Huakang Zhou
                                        ------------------------
                                        Huakang Zhou
                                        (Chief executive officer and chief
                                         financial officer)