Form 10KSB
period 2006-12-31
ULTRADATA SYSTEMS INC
filed 2007-04-17
CIK 931947

  UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

     (Mark one)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

                Or

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 0-25380

CHINA HUAREN ORGANIC PRODUCTS, INC,
(Name of Small Business Issuer in its Charter)
Delaware	43-1401158
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Wall Street, 15th Floor, New York, NY	10005
(Address of principal executive offices)	(Zip Code)
(212) 232-0120
(Registrant’s telephone number including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  □

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No   [X]

State the issuer’s revenues for its most recent fiscal year: $ 2,188,146.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

The aggregate market value of the Registrant’s common stock, $.01 par value, held by non-affiliates as of April 13, 2007 was $ 721,766.

As of April 13, 2007 the number of shares outstanding of the Registrant’s common stock was 14,699,853 shares, $.01 par value.

Transitional Small Business Disclosure Format:

Yes [   ]   No   [X]

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of China Huaren Organic Products.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Future Results.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART 1

Item 1.  Business

China Huaren Organic Products, Inc. is a holding company with one subsidiary:  China Organic Health Products, Inc. (“China Organic”).  China Organic was incorporated in 2006 as a Delaware corporation.  China Organic is a holding company that owns 100% of the registered capital of Jilin Huaren Organic Health Products Co., Ltd. (“Jilin Huaren”), a corporation organized under the laws of The People’s Republic of China.

Jilin Huaren was founded in 2002 by Fang Jinzhong and Zhang Changcai.   In the following years, Messrs. Fang and Zhang have contributed to Jilin Huaren its initial capital, as well as their expertise in organic farming and agricultural manufacturing.  The result is that Jilin Huaren today is an enterprise engaged in organic food production that controls the entire industry chain, from production through manufacturing to marketing.

The label “organic” identifies food and other agricultural products that are produced and processed through organic agricultural production systems.  In general, organic foods are produced without use of any synthetic materials, including pesticides, chemical fertilizers, or any form of genetically-engineered animals or seeds.  The standards that determine what can be called “organic” are generally set at the national level, with reference to international standards adopted by agreement among countries.

In China, the Organic Food Development Center and Organic Food Certification Center (“OFDC”), a division of the State Environmental Protection Administration sets the standards for organic certification.  The OFDC is the only organic certification association in China that has been recognized by the International Federation of Organic Agriculture Movements (IFOAM).  OFDC-certification is honored not only in China, but also in Korea, Hong Kong and Macao. In addition, OFDC has established close cooperative relations with organic certification agencies in the EU, Japan and USA, and maintains mutual recognition terms with more than 20 other IFOAM accredited certification agencies in the EU, Japan and the US.

Organic certification by the OFDC provides organic food with an authentication tag, usually in the form of symbols or graphs. In 2004 Jilin Huaren obtained both the organic land certificate and the organic foodstuff certification from OFDC, which signifies that Huaren is an independent manufacturer with its own organic farms and processing factories.

Currently, Jilin Huaren produces and markets the following categories of organic agricultural products:

A.

Organic rice and grains:

These products are marketed under the Huaren brand name.

B.

Organic foods.  31 Series, including:

1.

organic corn-based cakes, which come in a variety of flavors (corn flavored, buttermilk flavored, egg white flavored)

2.

low-sugar organic wheat biscuits

3.

organic grain fiber powders

4.

organic grain sugar wafers

5.

organic bean rice crackers

C.

Organic nutritional supplements:

           1.  Spirulina supplements (tablet form), classified as blue-green algae or as blue green bacteria. Spirulina is a rich source of protein and contains chlorophyll, carotenoids, minerals, and gamma-linolenic acid (GLA). Spirulina is taken as a protein supplement, in addition to protecting against various types of allergic reactions, antibiotic-related illnesses, and liver disorders.

           2. Gingko leaf extract supplements (tablet form).  These extracts from the gingko tree are used to treat a variety of ailments, including asthma, bronchitis, fatigue, and tinnitus.

D.

Cosmetics

These products are skin creams that reduce damage associated with the sun. These products are moisturizers, which were formulated to help balance the skin's moisture level and restore its moisture balance. The antioxidant rich, non-greasy formula helps improve the overall smoothness of the skin, soothes the skin and protects the skin from free radical attack. The cosmetics are sold in three series: Organic Shiyimei series, Ajiaoshu series, and the Peach-blossom series.

Production

Jilin Huaren acquires its organic crops from independent farmers, who have contracted to sell the produce to Jilin Huaren.  This produce forms the raw materials for all of Jilin Huaren’s products.

After harvest, Jilin Huaren consigns its produce to organic manufacturing facilities that have entered into consigned production agreements with Jilin Huaren.  The facilities hold the produce, and manufacture it to Jilin Huaren’s order, which is determined by contemporaneous market demands.  Currently, Jilin Huaren utilizes the following manufacturing facilities:

1.

Organic rice: Jilin Wanchang Rice Co., Ltd.

2.

Organic food: Jilin Jigu Fiber Food Technology Development Company

3.

Cosmetics:

Shiyimei series:  Beijing DYYH Science & Technology, Inc.

Ajiaoshu series:  Jingrentang Biological Technologies Co., Ltd.

Peach-blossom series:  Cosmetics Research Center of Changchun Film Studio

4.

Healthcare products:  Qingdao Sanjiujiuzhou Biotechnology Co., Ltd.

Marketing

Jilin Huaren markets its products through a multi-level distribution network.  Currently 90 “branch companies” and 140 “specialty stores” take product direct from Jilin Huaren.  The branch companies and specialty stores are independently-owned and each has been assigned a specific geographic area in which to develop the market for Jilin Huaren’s products.  Within that area, the branch companies and specialty stores either market direct to beauty salons and supermarkets, or appoint distributors that employ salesmen to approach the salons and markets.  Jilin Huaren personnel maintain surveillance over all points in this network, providing training and guidance where needed, as well as being responsible for on-time delivery and service.  Jilin Huaren is also responsible for the nation-wide advertising and promotion program, whose goal is to make Jilin Huaren the leading organic food brand in China.

Jilin Huaren’s principal target market is the rapidly developing urban class in China.  The concept of organic food and cosmetics is new to China and the size of the industry remains small, relative to other large countries.  However, as China’s urban population expands and the pressures of urban existence increase, there is a growing awareness in China of the need for a healthier lifestyle is increasing.  For example, a recent survey by the Sub-health Studies Center of the Shanghai Academy of Social Studies found that only 16% of the population of Shanghai met the criteria set by the study for “healthy.”  70% were classified as “sub-healthy,” and 14% as “non-healthy.”  At the same time, the economic well-being of the Chinese urban population has increased substantially in recent years, which enables them to focus resources on improving their lifestyles.  As a result, the demand for organic agricultural products is growing.

Currently, the organic food and cosmetics industry in China is highly fragmented.  There is no market participant that controls more than a small fraction of the market, and most focus their marketing efforts in a limited geographic range.  Currently there is no large scale organic food supplier in Jilin Province other than Jilin Huaren.

Growth

Jilin Huaren’s strategy for growth is premised on the success of its program of brand promotion.  Assuming that its promotion program is successful in stirring nationwide demand for

Jilin Huaren products, management has planned the following development strategy to meet the demand:

•

Acquiring more organic soil resources by various means:  acquisition, cooperation and tenancy.  Management currently plans to invest 10 million RMB ($1.2mil) to acquire rights to 1000 hectares of organic land in the Changbai Mountain.  Jilin Huaren will use the new area to plant Chinese herbal medicines, utilizing the local natural herbal medicines resources. The herbal medicines will be used as raw materials for organic healthcare products.  Management also plans to invest another 10 million RMB ($1.2mil) to obtain rights to 1000 hectares of organic land in the Shandong, Xinjiang, Henan  areas, where Jilin Huaren will plant cotton, which will be used as raw materials for organic garments.

•

Strengthening research and development of organic products, and developing organic health products, organic cosmetics, organic costumes, etc.

•

Continual expansion of the marketing network by bringing in more branch stores, specialty stores and distributors.

•

Purchasing and acquiring organic food processing factories and organic product processing factories, to obtain greater control over the production segment.

Personnel

Jilin Huaren currently employs 40 individuals, all on a full-time basis.  Among those employees are 34 individuals with college or university degrees.  None of Jilin Huaren’s employees belongs to a collective bargaining unit.  Besides our two officers, 16 of our employees are engaged in management activities and 16 are engaged in managing our sales force.

The sales personnel who market Jilin Huaren’s products throughout China are employed by independent distributors, and are not employees of Jilin Huaren.  Management estimates that approximately 20,000 individuals are involved in the distribution of Jilin Huaren products.

Item 2.

Properties

Jilin Huaren’s executive offices are located in a 15,000 square foot facility that it leases.  Since the end of 2006 Jilin Huaren has also leased a 200 hectare farm, which it has begun to use as a source of raw materials for its products.  Jilin Huaren’s lease commitment for 2007 totals $380,057.

Item 3.

Legal Proceedings

None.

Item 4.

Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) Market Information

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “CHRN.OB.”  Set forth below are the high and low bid prices for each of the eight quarters in the past two fiscal years.  All prices have been adjusted to reflect the 1-for-39 reverse stock split implements in January 2007.  The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Bid
Quarter Ending	High	Low
March 31, 2005	$ 26.13	$ 16.77
June 30, 2005	$ 21.06	$ 9.36
September 30, 2005	$ 9.75	$ 3.12
December 31, 2005	$ 3.51	$ 1.17

March 31, 2006	$ 2.34	$ .78
June 30, 2006	$ 1.56	$ .39
September 30, 2006	$ .78	$ .39
December 31, 2006	$ 1.56	$ .39

(b) Shareholders

Our shareholders list contains the names of 178 registered stockholders of record of the Company’s Common Stock.

(c)  Dividends

The Company has never paid or declared any cash dividends on its Common Stock and does not foresee doing so in the foreseeable future.  The Company intends to retain any future earnings for the operation and expansion of the business.  Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors

(d)  Sale of Unregistered Securities

On November 13, 2006 China Huaren acquired all of the outstanding capital stock of Chine Organic.  In exchange for that equity, Gold Standard issued to the shareholders of China Organic (a) 704,773 shares of common stock and (b) Series D Preferred Stock, which was convertible into

12,045,128 shares of common stock.  The sale was exempt pursuant to Section 4(2) of the Securities Act since the sale was not made in a public offering and was made to individuals who had access to detailed information about the Company and who were acquiring the shares for their own accounts.  There was no underwriter.

 (e) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2006

Item 6

Management’s Discussion and Analysis

Results of Operations

Jilin Huaren commenced marketing operations in March 2005.  Therefore, the results of operations reported for the year ended December 31, 2005 represent only ten months of sales results.  During that period, Jilin Huaren generated $3,384,976 in revenues and net income (before the foreign currency translation adjustment) of $1,100,761.

The relatively high level of profitability that we experienced in our first year of operations was attributable to two essential characteristics of our business model:

•

There are thousand of individuals involved in selling our products – but we incur no payroll obligation for them.  They are owners or employees of the companies that distribute for us.  As a result, in the year ended December 31, 2005 we realized $3.3 million in revenue with only $128,166 in selling expense.

•

Our manufacturing activity is completely outsourced to enterprises dedicated to organic agricultural manufacturing.  As a result, during the year ended December 31, 2005 our general and administrative expense equaled only approximately 4% of our revenue.  In that year our depreciation expense – often a major factor in agribusiness operations – was only $4,006 and $12,463 in 2006, since we own no manufacturing equipment.

The growth of our business continued to the end of 2005, then came to a halt.  During the winter of 2005, the government of China required that enterprises engaged in multi-level product distribution substantially revise the arrangements they had with their distribution network.  Therefore, during the first quarter of fiscal 2006, we sold almost nothing – as we spent the quarter rebuilding our distribution network to achieve compliance with China’s regulations.  We completed that rebuilding process in time to return to an almost-full marketing effort by mid-year.  As a result of the dormant period, however, our annual revenues fell by 35% to $2,188,146 in 2006.  We have now stabilized our distribution system, however, and expect sales to grow in 2007 and beyond.

Our gross margin for 2006 was 50%, as compared to 57% in 2005.  The two primary reasons for the reduction in gross margin were:

➢

nationwide increases in the prices of the raw materials we incorporate into our products.  We believe that as long as the Chinese economy continues to grow, the price of agricultural raw materials will remain at current levels or higher.

➢

the reduction in the portion of our revenues attributable to cosmetics sales.  Our gross margin on cosmetic products is substantially higher than our gross margin on food products, particularly raw grains.  In 2005 50% of our revenue arose from sales of cosmetics and healthcare products.  In 2006 the percentage was reduced to 23%.  For the immediate future we expect food products to be the primary source of our revenue, and so expect gross margin to remain somewhat below 50%.

Despite the transition in our marketing plan in 2006, selling expense remains modest in comparison to sales.  During 2006, selling expense represented only 4% of revenue, as we continue to rely on independent resellers to provide the greater part of our marketing effort.  We expect that ratio to continue low, and even diminish as revenues increase.

General and administrative expense increased from $151,835 to $260,290.  The increase in part reflected the costs we incurred in effective a reverse merger into a U.S. public company.  While many of those expenses were unique, we must now bear the cost of complying with US securities regulation obligations, as well as costs associated with investor and shareholder relations.  In addition, we expanded our facilities and incurred increased rental costs.  We also increased our research and development activities in 2006, in order to expand our markets.  All of these factors will continue to affect us in the future.  We expect, therefore, that general and administrative expense will remain higher than its 2005 level.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During 2006 the unrealized gain on foreign currency translations added $262,480 to our accumulated other comprehensive income.

For the future, we expect that our expenses will grow proportionately with our revenues.  As our distribution network expands, we are required to hire additional supervisory personnel and to provide training for new distributors.  This ratio should remain consistent until we acquire our own production facilities.  That event, if it happens, would increase our gross margins but also increase our general and administrative expense.

Liquidity and Capital Resources

At December 31, 2006 we had working capital of $6,773,112 and no long-term liabilities.  Accordingly, we have sufficient capital resources to fund our business for the foreseeable future.

The majority of our current assets were represented by inventories of products ($5,268,288) and prepaid expenses ($1,923,275), which primarily represents advances to our growers.  Since the market for our organic products continues to grow, we do not anticipate any difficulty in liquidating these assets.

The funds for our growth to date have been provided by our officers.  In 2005, however, when our officers required funds for personal purposes, we returned money to them and recorded the amounts as loans.  For that reason, there was included in current assets at December 31, 2005 the sum of $359,296 that we had previously loaned to our officers.  Those funds were repaid in the quarter ended September 30, 2006.  Since Jilin Huaren has now become part of a public company, it will not loan funds to its officers in the future.

During the past year we contracted to purchase an office building for our operations.  We have deposited $1,297,217 with the seller to cover the cost of the building and certain improvements that we require.  Title to the building has not passed to us yet, however.  So our investment is recorded on the balance sheet as a “deposit for purchase of fixed assets.”

The two factors that make our business particularly profitable (the independent distribution network and the outsourced manufacturing) also have an adverse effect on our cash flow.  Maintaining our distribution network requires that we tolerate receivables aging that would not be acceptable if we sold direct to the stores.  At the same time, the fact that we maintain substantial inventories of raw materials on consignment at our manufacturing contractors requires that we carry inventory levels that exceed those that our own manufacturing facilities would require.  For these reasons, the $420,581 in net income that we produced in the 2006 yielded only $377,630 in cash, even though we reduced our accounts receivable by $1,300,090.

The cash demands of our business mean that in order to make capital improvements we will require additional capital from external sources.  Our plan is to acquire additional organic soil resources in the near future, and to invest in manufacturing capability over the longer term.  To fund those additions to our balance sheet, we intend to sell equity.  At the present time, however, we have received no commitments from any source.

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2006, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  The first was our determination, explained in Note 3c to the Financial Statements, that we should reduce our allowance for doubtful accounts to $2,549.  We made that determination based on the good payment record of our distributors and our expectation that we will recover our current receivables in full.  The second estimate was our determination, detailed in Note 3(h) to the Financial Statements, that we had no need of a reserve for warranty costs.  The primary reason for the determination was the fact that we have received minimal warranty claims to date.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2006.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.  There was one recent accounting pronouncement that may have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment.” This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This Standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after June 15, 2005. The Standard may adversely affect the Company’s results of operations if the Company issues a material amount of capital stock for services, as it did during the past three years.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Risk Factors That May Affect Future Results

You should carefully consider the risks described below before buying our common stock.  If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

There is no assurance that the market for organic foods and cosmetics will grow in China.

The concept of organic foods and organic cosmetics is relatively new in China.  In order for the market for organic agricultural products to develop, it will be necessary for a portion of the Chinese population to become willing to pay the extra cost or organic products in order to obtain the benefits of organic products.  Although the economy of China is growing, the average income of the Chinese population remains far below that of the European and American countries where organic products have developed a clientele.  If a sufficient portion of the Chinese population is not willing to pay the extra cost of organic products, our business is likely to fail.

We may not be able to increase production to the level necessary to meet demand.

Until recently we obtained all of our raw materials from independent farmers.  Recently we acquired 200 hectares of land on which we have initiated organic farming operations.  If our program for promoting our brand is successful, those resources may be inadequate to provide the raw materials that we will need.  We will then have to obtain additional hectares of organic soil.  There are few large areas of organic soil available, and there is considerable competition to acquire them.  On the other hand, it takes over three years to convert soil that has been used for non-organic farming into soil useable in organic agriculture.  If, therefore, we are unable to produce sufficient raw materials to meet the demand for our products, the negative effect may offset the benefits of our marketing program, and our business will fail.

We are subject to the risk of natural disasters.

We produce all of our raw materials, and have not developed alternative sources for raw materials.  If our crops are destroyed by drought, flood, storm, blight, or the other woes of farming, we will not be able to meet the demands of our distribution network, and the network is likely to atrophy.  This could have a long-term negative effect on our ability to grow our business, in addition to the near-term loss of income.

If we lost control of our distribution network, our business would fail.

We depend on our distribution network for the success of our business.  Competitors may seek to pull our distribution network away from us.  In addition, if dominant members of our distribution network become dissatisfied with their relationship with Jilin Huaren, a concerted effort by the distribution network could force us to accept less favourable financial terms from the distribution network.  Either of these possibilities, if realized, would have an adverse effect on our business.

A recession in China could significantly hinder our growth.

The success of our efforts to introduce organic foods into the urban diet in China will depend on continuation of recent improvements in the Chinese economy and the amount of disposable income available to the Chinese population.  If money becomes tight, individuals will be less willing to pay extra for the benefits of organic food.  Many financial commentators expect a recession to occur in China in the near future.  The occurrence of a recession could significantly hinder our efforts to implement our business plan.

Our business and growth will suffer if we are unable to hire and retain key personnel that are in high demand.

Our future success depends on our ability to attract and retain highly skilled marketing personnel and agricultural technicians.  Qualified individuals are in high demand in China, and there are insufficient experienced personnel to fill the demand.  Therefore we may not be able to successfully attract or retain the personnel we need to succeed.

We may have difficulty establishing adequate management and financial controls in China.

The People’s Republic of China has only recently begun to adopt the management and financial reporting concepts and practices that investors in the United States are familiar with.  We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company.  If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

Government regulation may hinder our ability to function efficiently.

The national, provincial and local governments in the People’s Republic of China are highly bureaucratized.  The day-to-day operations of our business require frequent interaction with representatives of the Chinese government institutions.  The effort to obtain the registrations, licenses and permits necessary to carry out our business activities can be daunting.  Significant delays can result from the need to obtain governmental approval of our activities.  These delays can have an adverse effect on the profitability of our operations.  In addition, compliance with regulatory requirements applicable to organic farming and production may increase the cost of our operations, which would adversely affect our profitability.

Capital outflow policies in China may hamper our ability to pay dividends to shareholders in the United States.

The People’s Republic of China has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to pay dividends to our shareholders.

Currency fluctuations may adversely affect our operating results.

Jilin Huaren generates revenues and incurs expenses and liabilities in Renminbi, the currency of the People’s Republic of China.  However, as a subsidiary of Ultradata, it will report its financial results in the United States in U.S. Dollars.  As a result, our financial results will be subject to the effects of exchange rate fluctuations between these currencies.  From time to time, the government of China may take action to stimulate the Chinese economy that will have the effect of reducing the value of Renminbi.  In addition, international currency markets may cause significant adjustments to occur in the value of the Renminbi.  Any such events that result in a devaluation of the Renminbi versus the U.S. Dollar will have an adverse effect on our reported results.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

We have limited business insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption and cost of the insurance are such that we do not require it at this time. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

China Huaren is not likely to hold annual shareholder meetings in the next few years.

Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved.  The current members of the Board of Directors were appointed to that position by the previous directors.  If other directors are added to the Board in the future, it is likely that the current directors will appoint them.  As a result, the shareholders of China Huaren have no effective means of exercising control over the operations of China Huaren.

Item 7.   Financial Statements

The Company’s financial statements, together with notes and the Independent Auditors’ Report, are set forth immediately following Item 14 of this Form 10-KSB.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 8A.  Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.  Other Information

None.

PART III

Item 9.

   Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The officers and directors of the Company are:

Name	Age	Position with the Company	Director Since
Fang Jinzhong	50	Chairman, Chief Executive Officer, Chief Financial Officer	2006
Zhang Chengcai	44	Director, V.P.- Marketing, Secretary	2006
Zhou Huakang	54	Director	2006

Directors hold office until the annual meeting of the Company’s stockholders and the election and qualification of their successors.  Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Fang Jinzhong joined Mr. Zheng in founding Jilin Huaren in 2002.  He has served as its Chairman and Chief Executive Officer since then.  Prior to forming Jilin Huaren, Mr. Fang had been engaged since 1978 in the business of agricultural production, agricultural product processing, marketing of agricultural products and agricultural technology.   Mr. Fang was awarded a

Bachelor’s Degree from the Jilin Financial College in 1978, where he majored in Agricultural Industrial Operations.

Zhang Chengcai joined Mr. Fang in founding Jilin Huaren in 2002.  He has served as its Deputy Chairman and Director of Marketing.  From 1998 to 2002 Mr. Zhang was a sales representative for Amway China, from whom he received the Emerald Award.  From 1987 to 1998 Mr. Zhang was employed in the radiology department of Jilin Medical College Hospital, where he conducted research on agricultural products and supervised testing of organic foods.  Mr. Zhang was awarded a Bachelor’s Degree from the Jilin Medical College in 1978, where he majored in Radiology.

Zhou Huakang.  Since 1993 Zhou Huakang has been employed as chairman of the board of Warner Technology and Investment Corp. a New Jersey corporation that he organized in 1993. Warner Technology provides international training and market consulting services. Warner is licensed by the People’s Republic of China to serve as an official host for Chinese government officials and business executives in the US. As part of the hosting process Warner also provides training programs to assist visiting Chinese officials and business executives with the transition to doing business in the US.  Mr. Zhou holds a Ph.D. degree in Operations Research that was awarded in 1989 by the Polytechnic University of New York.

Audit Committee; Compensation Committee

The Board of Directors has not yet appointed an Audit Committee or a Compensation Committee, due to the small size of the Board.  The Board of Directors does not contain an audit committee financial expert, again due to the small size of the Board.

Code of Ethics

The Company does not have a written code of ethics applicable to its executive officers.  The Board of Directors has not adopted a written code of ethics because there are so few executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2006, except that Zhou Huakang was later in filing a Form 3.

Item 10.  Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by China Huaren and its subsidiaries to Fang Jinzhong, its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended December 31, 2006, 2005 and 2004.  There were no executive officers whose total salary and bonus for the fiscal year ended December 31, 2006 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Fang Jinzhong	2006	$10,000	--	--	--	--
	2005	$10,000	--	--	--	--
	2004	$10,000	--	--	--	--

Employment Agreements

All of our employment arrangements with our executives are on an at will basis.  Jilin Huaren has committed to pay salaries of $10,000 to Mr. Fang and $6,000 to Mr. Zhang for services in 2007.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2006 and those options held by him on December 31, 2006.

Option Grants in the Last Fiscal Year

	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($ share)	Expiration Date	Potential realizable value at assumed annual rates of appreciation for option term
					5%	10%
Fang Jinzhong	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2006 and held by them unvested at December 31, 2006.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Fang Jinzhong	0	--

Remuneration of Directors

None of the members of the Board of Directors received remuneration for service on the Board during 2006.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

•

each shareholder known by us to own beneficially more than 5% of our common stock;

•

Fand Jinzhong, our Chief Executive Officer

•

each of our directors; and

•

all directors and executive officers as a group.

There are 14, 699,853 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days. We do not, however, include these “issuable” shares in the outstanding shares when we compute the percent ownership of any other person.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class
Fang Jinzhong	2,373,999	16.1%
Zhang Chengcai	1,448,370	9.8%
Zhou Huakang 18 Kimberly Court East Hanover, NJ 07936	2,857,863(3)	19.4%
All officers and directors (3 persons)	6,680,232	45.4%
American Union Securities, Inc. 100 Wall Street – 15th Floor New York, NY 10005	821,079	5.6%

________________________________

(1)    Except as otherwise noted, the address of each shareholder is 648 Weihai Road, Changchun, Jilin Province, P.R. China.

(2)    Except as otherwise noted, all shares are owned of record and beneficially.

(3)    Represents shares held of record by Warner Technology & Investment Corp., of which Mr. Zhou is the President and controlling shareholder.

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders.......	0		0
Equity compensation plans not approved by security holders......	0		0
Total..............	0		0

Item 12.  Certain Relationships and Related Transactions

Neither Mr. Fang nor Mr. Zhang has engaged in any transaction with China Huaren, China Organic or Jilin Huaren during the past two fiscal years or the current fiscal year that had a transaction value in excess of $60,000.

Dr. Huakang Zhou is the President and controlling shareholder of Warner Technology & Investment Corp., which held voting control of China Huaren prior to the reverse merger of China Organic into China Huaren.  Prior to the reverse merger, Dr. Zhou was the sole member of China Huaren’s Board of Directors, and was China Huaren’s Chief Executive Officer.  Warner Technology & Investment served as an advisor to Jilin Huaren in connection with the Share Exchange.  In consideration of its services, Warner Technology & Investment was issued shares in China Organic that, upon completion of the reverse merger, were converted into 1,357,878 shares of China Huaren common stock.

Item 13.  Exhibit List

(a) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2006 and 2005

Consolidated Statements of Operation – Years ended December 31, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

(b) Exhibit List

3-a.

    Articles of Incorporation, and 1989 amendment. - filed as an exhibit to the Company’s Registration Statement on Form SB-2 (33-85218 C) and incorporated herein by reference.

3-a(1)

   Amendment to Articles of Incorporation dated March 4, 1991, March 22, 1994, and November 18, 1994. - filed as an exhibit to the Company’s Registration Statement on Form SB-2 (33-85218 C) and incorporated herein by reference.

3-a(2)

   Certification of Correction of Articles of Incorporation. - filed as an exhibit to the Company’s Registration Statement on Form SB-2 (33-85218 C) and incorporated herein by reference.

3-a(3)

     Amendment to Articles of Incorporation dated July 26, 1996 - filed as an Exhibit to Form 10-KSB for the year ended December 31, 1997, and incorporated herein by reference.

3-a(4)       Amendment to Articles of Incorporation dated June 15, 2005 - – filed as an exhibit to the Current Report on Form 8-K dated February 17, 2005 and incorporated herein by reference.

3-a(5)       Amendment to Articles of Incorporation dated January 16, 2007 - – filed as an exhibit to the Current Report on Form 8-K dated January 5, 2007 and incorporated herein by reference.

3-b.

  By-laws. - filed as an exhibit to the Company’s Registration Statement on Form SB-2 (33-85218 C) and incorporated herein by reference.

3-c

   Certificate of Designation of Series C Preferred Stock - – filed as an exhibit to the Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

Subsidiaries –  China Organic Health Products, Inc.

      Jilin Huaren Organic Health Products Co., Ltd.

Rule 13a-14(a) Certification

Rule 13a-14(b) Certification

Item 14.  Principal Accountant Fees and Services

China Organic retained MS Group CPA LLC as its principal accountant in 2006.  on December 29, 2006.  On November 13, 2006, upon the completion of the reverse merger of China Organic into China Huaren, MS Group CPA LLC became the principal accountant for China Huaren.  Prior to that date, MS Group CPA LLC had not performed any services for China Huaren or its subsidiaries.

Audit Fees

MS Group CPA LLC billed $45,000 in connection with the audit of the Company’s financial statements for the year ended December 31, 2006.  MS Group CPA LLC billed $50,000 in connection with the audit of the Company’s financial statements for the year ended December 31, 2005 and review of the interim financial statements included in the Current Report on Form 8-K dated November 13, 2006.

All Other Fees

MS Group CPA LLC has not billed the Company for any other services.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by MS Group CPA LLC.

China Huaren Organic Products Inc. and Subsidiary

Index to the Consolidated Financial Statements

Page

F-2

Report of Independent Registered Public Accounting Firm

F-3

Consolidated Balance Sheets as of December 31, 2006 and 2005

F-4

Consolidated Statements of Operation for the Years Ended December 31, 2006 and 2005

F-5

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31,

2006 and 2005

F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005

F-7 to F-15

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

China Huaren Organic Products Inc.

We have audited the accompanying consolidated balance sheets of China Huaren Organic Products Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Huaren Organic Products Inc. as of December 31, 2006 and 2005, and the results of its consolidated operations, changes in stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

MS Group CPA LLC

Edison New Jersey

March 19, 2007

China Huaren Organic Products Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2006	2,005
Assets
Current Assets:
Cash and equivalents	$86,266	$41,868
Accounts receivable, net of allowance for doubtful amounts of $2,549	507,191	1,788,615
$8,988, respectively
Inventories	5,268,288	121,678
Other receivable	-	5,211,843
Loan to officers/shareholders	1,885	359,296
Employee travel and operation advance	25,864	11,576
Advance to related parties	37,441	538,671
Advance to suppliers	124,762	46,676
Prepaid expenses	1,923,275	18,657
Other current assets	17,587	2,287
Total Current Assets	7,992,559	8,141,167

Property and Equipment, Net	44,400	54,623
Deposit for Purchase of Fixed Assets	1,297,217	62,454
Total Assets	9,334,176	8,258,244

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	86,273	22,534
Customer deposits	78,684	62,946
Welfare payable	-	8,120
Tax payable	1,046,325	719,290
Other current liabilities	8,165	13,686
Total Current Liabilities	1,219,447	826,576

Stockholders' Equity
Series C preferred stock, $0.01 par value, 150,000 and 0 shares in year
2006 and 2005 authorized, 100,000 and 0 shares issued and
outstanding on December 31, 2006 and 2005.	1,000	-
Common stock,$0.01 par value in year 2006 and $0.121
par value in year 2005;100,000,000 shares in year
2006 and 50,000,000 shares in year 2005 authorized;
14,699,853 and 50,000,000 shares issued and outstanding
onDecember 31, 2006 and 2005.	146,999	6,050,000
Additional paid-in capital	6,043,876	141,875
Reserve fund	224,275	161,149
Retained earnings	1,270,867	913,412
Accumulated other comprehensive income	427,712	165,232
Total Shareholders’ Equity	8,114,729	7,431,668
Total Liabilities and Stockholders’ Equity	$9,334,176	$8,258,244

See notes to consolidated financial statements.

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
	For Years Ended December 31,
	2006	2005
Revenues	$2,188,146	$3,384,976
Cost of Goods Sold	1,104,847	1,468,391

Gross Profit	1,083,299	1,916,585

Operating Expenses
Selling expenses	97,159	128,166
General and administrative expenses	260,290	151,835
Research and development	76,142	-

Total Operation Expenses	433,591	280,001

Income From Operations	649,708	1,636,584

Other Income (Expenses)
Interest income	33,751	6,494
Interest expense		-
Other expense, net	(52,355)	(151)
Loss on disposal of fixed assets	(3,244)	-

Total Other (Expenses) Income	(21,848)	6,343

Income Before Income Taxes	627,860	1,642,927

Provision for Income Taxes	207,279	542,166

Net Income	$420,581	$1,100,761

Foreign Currency Translation Adjustment	262,480	167,939

Comprehensive Income	$683,061	$1,268,700

Net Income Per Common Share
-Basic	$0.03	$0.07
-Diluted	$0.03	$0.07
Weighted Common Shares Outstanding*
-Basic	14,699,853	14,699,853
-Diluted	14,999,850	14,699,853

* As restated to reflect recapitalization

See notes to consolidated financial statements.

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED OF DECEMBER 31, 2006 AND 2005
							Retained	Accumulated
					Additional		Earnings /	Other	Total
	Series C Preferred Stock		Common Stock		Paid-in	Reserve	Accumulated	Comprehensive	Stockholders'
	No of Shares	Amount	No of Shares	Amount	Capital	Fund	(Deficit)	Income/(Loss)	Equity

Balance as of
December 31, 2004	-	$ -	15,000,000	$ 1,815,000	$ 68,877	-	$ (26,200)	$ (2,707)	$ 1854,970
Issuance of common stock			35,000,000	4,235,000	72,998				4,307,998
Net income							1,100,761		1,100,761
Appropriation of
reserve funds						161,149	(161,149)		-
Foreign currency translation								167,939	167,939
Balance as of
December 31, 2005	-	-	50,000,000	6,050,000	141,875	161,149	913,412	165,232	7,431,668
Merger with China Organic	1	1,000	(35,300,147)	(5,903,001)	5,902,001				-
Net income							420,581		420,581
Appropriation of
reserve funds						63,126	(63,126)		-
Foreign currency translation								262,480	262,480

Balance as of
December 31, 2006	1	$ 1,000	14,699,853	$ 146,999	$ 6,043,876	$ 224,275	$ 1,270,867	$ 427,712	$ 8 ,114,729

See notes to consolidated financial statements.

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For Years Ended December 31,
	2006	2005
Cash flows From Operation Activities:
Net Income	$420,581	$1,100,761
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Bad debt for A/R	(6,439)	8,988
Depreciation	12,463	4,006
Loss on disposal of fixed assets	3,244	-
Changes in operating assets and liabilities:
Accounts receivable	1,300,090	(1,797,603)
Inventories	238,938	849,472
Other receivable	-	145,668
Employee travel and operation advance	(13,435)	(11,576)
Advances to suppliers	(73,972)	(27,406)
Prepaid expenses	(1,841,204)	(18,192)
Other current assets	(15,300)	(2,230)
Accounts payable and accrued expenses	60,894	6,337
Customer deposits	13,144	62,946
Welfare payable	(8,120)	1,584
Tax payable	292,536	686,139
Other current liabilities	(5,790)	11,731
Net Cash Provided by Operating Activities	377,630	1,020,625
Cash Flows From Investing Activities
Purchases of property and equipment	(3,961)	(51,583)
Advance to related parties	-	(538,671)
Proceeds from repayment of related party advance	502,465	-
Payment for deposit for purchase of fixed assets	(1,191,991)	(62,454)
Net Cash Used in Investing Activities	(693,487)	(652,708)
Cash Flows From Financing Activities
Proceeds from officers/shareholders loans	1,433,957	377,527
Payment for loan to officers/shareholders	(1,056,918)	(763,903)
Net Cash Provided by (Used in) Financing Activities	377,039	(386,376)

Net Increase (Decrease) in Cash and Equivalents	61,182	(18,459)
Effect of Exchange Rate Changes on Cash	(16,784)	48,703
Cash and Equivalents at Beginning of Period	41,868	11,624
Cash and Equivalents at End of Period	$86,266	$41,868

See notes to consolidated financial statements.

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont’d)

SUPPLEMENT SCHEDULE OF NON-CASH INVESTING AND FINANCING
Issuance of common stock for crops	$-	$4,307,998
Other receivable increased (decreased) for inventories transfer out (in)	$(5,211,843)	$5,211,843

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
There were no cash payment for interest expenses or income taxes during the years ended December 31, 2006 and 2005

See notes to consolidated financial statements.

China Huaren Organic Products Inc. and Subsidiary

Notes to Financial Statements

1. Organization and Nature of Business

China Huaren Organic Products Inc. (“CHOP”) through its indirect wholly-owned subsidiary, Jilin Huaren Organic Product Co., Ltd. ("Jilin Huaren ") develop, produce, and sale a wide array of organic foods and healthcare and cosmetic products..

In November 2006, the Company, through Ultradata System Inc, a formed Delaware corporation and acquired all the ownership interest in China Organic Health Products Inc. (“China Organic”), a Delaware corporation organized in January 2006. The Company acquired China Organic in exchange for shares of common stock and shares of Series C Preferred Stock of the Company. The capitalizations are described in further detail in Note 15 to the accompanying consolidated financial statements.

China Organic was organized under the laws of Delaware in January 2006. It never initiated any business activity. Most of the Company's activities are conducted through its 100% equity ownership in Jilin Huaren established in the People's Republic of China. Jilin Huaren is engaged in the business of research, development, production and sale of organic foods and healthcare products.  All of Jilin Huaren’s business is currently in China.

Jilin Huaren is a domestic enterprise incorporated in Jilin district of People Republic of China (“PRC”) in February 2000. The Company was formally known as Jilin KangJian Technology Trade Center (Jilin KangJian) and changed its name to Jilin Huaren Organic Product Co., Ltd. in December 23, 2004.

Jilin KangJian remained inactive and incurred minor administrative expenses prior to December 31, 2003. It was only until March 2004, Jilin KangJian began its business operation as a wholesaler of organic agricultural products, nutritional health food products, and cosmetics related merchandises in PRC. The company is selling the cosmetics products under the “Huaren” brand name.

2. Basis of Presentation

The accompanying consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with accounting principles generally accepted in the United States (“US GAAP”). These consolidated financial statements include the financial statements of China Huaren Organic Products Inc. and its subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation.

The accompanying consolidated financial statements are prepared in accordance with US GAAP. This basis of accounting differs from that used in the statutory accounts of some of the Company’s subsidiaries, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises with foreign investment in the PRC (“PRC GAAP”). Necessary adjustments were made to the Subsidiary’s statutory accounts to conform to US GAAP to be included in these consolidated financial statements.

3. Summary of Significant Accounting Policies

a. Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect

China Huaren Organic Products Inc. and Subsidiary

Notes to Financial Statements

the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

b. Cash and cash equivalents

Cash and cash equivalents include cash on hand, demand deposits and highly liquid instruments with a maturity of three months or less at the time of purchase.

c. Accounts Receivable

Accounts receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables. The allowance for doubtful accounts as of December 31, 2006 and 2005 were $ 2,549 and $8,988, respectively.

d. Inventories

Inventories are stated at the lower of cost or market value. Estimated obsolescence and any excess of carrying costs over market are provided for through valuation reserves.

e. Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation on property and equipment is determined using the straight-line method over the estimated useful life of the assets, the office equipments and vehicles have estimated useful lives of 5 years. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expended as incurred, whereas significant renewals and betterments are capitalized.

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statements of operation.

f. Research and Development Costs

Research and development cost are charged to expenses as incurred. The Company incurred $76,142 and $0 research and development expenses for the years ended December 31, 2006 and 2005.

g. Long-Lived Assets

The Company accounts for long-lived assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Impairments are written off when events or circumstances indicate the carrying amount exceeds the recoverability or the estimated future cash flows expected from these assets. For long lived assets to be disposed, impairment is written off when the carrying amount exceeds the fair market value of the asset less the cost of disposal.

h. Warranties

The Company offers a commercial warranty on its products. Based on historical returns, an estimated return

China Huaren Organic Products Inc. and Subsidiary

Notes to Financial Statements

reserve is accrued for in the period revenue is recognized. The company’s experience for costs and expenses in connection with such warranties had been minimal and through December 31, 2006 and 2005, no amount had been reserved.

i. Fair Value of Financial Instruments

The carrying amounts of cash and equivalents, accounts receivable, inventories, other receivable, employee travel and operation advance, advance to related parties, advance to suppliers, other current assets, accrued liabilities, customer deposits, welfare payable, taxes payable, and other current liabilities approximate their fair value because of the immediate or short-term maturity of these financial instruments.

j. Revenue Recognition

Revenue is recognized at the date of shipment to customers, and when the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibles is reasonably assured. All revenues for the years ended December 31, 2006 and 2005 were products sales revenue recorded net of value added taxes.

Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a customer deposits.

k. Advertising and Marketing Costs

Advertising and marketing costs, except for costs associated with direct-response advertising and marketing, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising and marketing expense were

$2,724 and $14,649 for the fiscal year ended December 31, 2006 and 2005, respectively.

l. Employee Welfare Benefit

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes annual pre-tax contributions of 14% of all employees’ salaries. Starting from the China subsidiary became foreign fully owned company in June 2006, the Company’s China subsidiary expenses all employee welfare benefit as incurred. The total expense for the above plan amounted to $7,787 and $8,747 for the years ended December 31, 2006 and 2005.

m. Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currencies of the Company's subsidiaries are local currencies, primarily the Chinese Renminbi. The financial statements are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in other comprehensive income or loss.

China Huaren Organic Products Inc. and Subsidiary

Notes to Financial Statements

n. Income Taxes

The Company and its U. S. subsidiary will file consolidated federal and state income tax returns. The Company's PRC subsidiaries file income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

The Company follows Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

o. Comprehensive Income

SFAS 130, Reporting Comprehensive Income, defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners and requires that the period’s comprehensive income, its components and accumulated balances be disclosed. Among other disclosures, SFAS

130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s only current component of comprehensive income is the foreign currency translation adjustment.

p. Segment Reporting

SFAS 131, Disclosure about Segments of an Enterprise and Related Information, requires disclosure of reportable segments used by management for making operating decisions and assessing performance. Reportable segments are categorized by products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company’s financial statements as substantially all of the Company’s operations and management is under a single operating segment.

q. Recent Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using

China Huaren Organic Products Inc. and Subsidiary

Notes to Financial Statements

both a balance sheet (iron curtain) approach and an income statement (rollover) approach, then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on the consolidated results of operations, financial position, or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective beginning January 1, 2007.

4. Inventories

Inventories consist of the following:
	December 31,
	2006	2005
Working in process	$307,047	$48,643
Finished goods	4,957,890	72,873
Packaging and other	3,351	162
Total	$5,268,288	$121,678

5. Other Receivable

Due to the perishable nature of the Company’s agricultural products inventory, the Company entered into an agreement with one of its customer, Jilin Wancheng Miye Co., Ltd. (“Wancheng”), which is non-related party, in April 2005 to transfer a bulk of its temporary excessive crops to Wancheng for the period from April 2005 to February 2006. The reason for the transfer was to avoid selling the inventory in an open market at a discounted price.

The inventory was transferred to Wancheng at cost $5,211,843 (equivalent to RMB42,060,503) in year 2005 and Wancheng returned all crops to the Company starting from April 2006.through November 2006.

6. Loan to Officers / Shareholders

During year 2005, the Company advanced to its major shareholders several times. These advances were unsecured and is payable on demand. The shareholders will pay interest on prime rate and the Company had collected most of these advances in year 2006.

China Huaren Organic Products Inc. and Subsidiary

Notes to Financial Statements

7. Employee Travel and Operation Advance

Employee travel and operation advance consists of prepaid travel and operation fee advances to the Company’s employees. These amounts are unsecured, non-interest bearing and are due on demand.

8. Advance to Related Parties

The Company’s subsidiary in China, Jilin Huaren, deposits partial daily cash revenue into its related individual's personal bank account and withdraw cash for the Company’s regular operations if necessary. This behavior could cause ambiguity of the Company’s financial records. The amounts are unsecured, non-interest bearing and are due on demand.

9. Property and Equipment, Net

Property and equipment at cost, less accumulated depreciation, consists of the following:

		December 31,
	Estimated Life	2006	2005

Office equipments	5 years	$18,933	$20,025
Vehicles	5 years	41,837	40,458
Subtotal		60,770	60,483
Less Accumulated depreciation		16,370	5,860
Total		$44,400	$54,623

Depreciation expense charged to operations was $12,463 and $4,006 for the years ended December 31, 2006 and 2005, respectively. Loss on disposal of fixed assets for the years ended December 31, 2006 and 2005 was $3,244 and $0, respectively.

10. Deposit for Purchase of Fixed Assets

Starting from late 2005, the subsidiary in China, Jilin Huaren, intends to purchase an office building from an unrelated company in P. R. China. The purchases price was $961,035 (equivalent to RMB7,500,000) and fix up construction cost was $336,182 (equivalent to RMB2,623,593). During year 2006, all these cost had been paid to seller by Jilin Huaren without transferred the title of the property. Jilin Huaren had occupied the property since year 2005 without paying any rent. Accordingly, Jilin Huaren recognized $16,256 (equivalent to RMB129,600) of rent expenses per year since October 1, 2005, with a offsetting the same amount of interest income should be from the cost that Jilin Huaren paid to seller since 2005. Management estimated the value of the contribution items and expected to get fully refund $1,297,217 (equivalent to RMB10,123,593) if the purchase did not go through.

11. Operating Lease Commitments

China Huaren Organic Products Inc. and Subsidiary

Notes to Financial Statements

The Company leases its office space, and certain farm and plant lands under operating lease agreements.

The following was a schedule of future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006.

Year Ending December 31,
2007	$380,057
2008	170,086
2009	128,138
2010	128,138
2011	128,138
Thereafter	5,712,819
Total minimum payments required	$6,647,376

Rent expenses amounted to $274,729 and $19,823 for the years ended December 31, 2006 and 2005.

12. Taxation

a. Corporation Income Tax (“CIT”)

The Company and its U. S. subsidiary will file consolidated federal and state income tax returns. The Company's PRC subsidiaries file income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

In accordance with the relevant PRC tax laws and regulations, the Company’s PRC subsidiary is subject to CIT at a 33% tax rate.

b. Value Added Tax (“VAT”)

The Company is subjected to VAT on merchandises sales in PRC. For the years ended December 31, 2006 and 2005, a small scale tax rate of 4% was applicable.

c. Business Tax (“BT”)

The Company also subject to Business Tax, which is charged on the service income at a generate rate of 5% in accordance with the tax law in Jilin District of PRC.

China Huaren Organic Products Inc. and Subsidiary

Notes to Financial Statements

d. Taxes Payable

As of December 31, 2006 and 2005, tax payable consists of the following:

Taxes Payable
	December 31,
	2006	2005
Value-added tax	$233,702	$143,716
Income tax	789,711	558,900
Individual income tax withholdings	3,788	2,560
City construction, education, and other taxes	19,124	14,114
Total	$1,046,325	$719,290

13. Foreign Subsidiary

Operations

Substantially all of the Companies' operations are carried out through its subsidiary located in the PRC. Accordingly, the Companies' business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC. The Companies' business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

Dividends and Reserves

Under laws of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following: (i) cumulative prior years' losses, if any; (ii) allocations to the "Statutory Surplus Reserve" of at least 10% of net income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital; (iii) allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory Common Welfare Fund", which is established for the purpose of providing employee facilities and other collective benefits to employees in China; and (iv) allocations to any discretionary surplus reserve, if approved by shareholders.

As of December 31, 2006 and 2005, the Company's PRC subsidiaries established and segregated in retained earnings an aggregate amount of $224,275 and 161,149, respectively, for the Statutory Surplus Reserve and the Statutory Common Welfare Fund.

China Huaren Organic Products Inc. and Subsidiary

Notes to Financial Statements

14. Concentration of Business

a. Financial Risks

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

b. Major Customers

The following summarizes sales to major customers (each 10% or more of sale):

Sales to Number of Percentage

Major Customers

	Purchases from	Number of	Percentage
Year Ended	Major Suppliers	Customers	of Total
2006	$594,363	2	26.59%
2005	$1,715,718	1	49.92%

c. Major Suppliers

The following summarized purchases from major suppliers (each 10% or more of purchases):

Major Suppliers
	Sales to	Number of	Percentage
Year Ended	Major Customers	Suppliers	of Total
2006	$-	-	-
2005	$233,656	4	100.00%

15. Stockholders Equity

On November 13, 2006, the Company acquired all of the outstanding capital stock of China Organic Health Products, Inc. (“China Organic”).  In connection with the closing of the acquisition (the “Share Exchange”), the Company issued to the shareholders of China Organic (a) 27,486,175 shares of common stock and (b) Series D Preferred Stock, which is convertible into 469,760,000 shares of common stock. As a part of the merger, the Company changed its name to "China Huaren Organic Products, Inc. from Ultradata Systems, Inc. " In addition, the Company announced a 1:39 reverse split of its outstanding common shares and an increase in the number of authorized shares of common stock from 50,000,000 shares, par value $0.01 to 100,000,000 shares, $0.01 par value. After recapitalization, Series D Preferred Stock was converted into 12,045,128 common shares, and there were 14,699,853 common shares issued and outstanding, par value $0.01 on December 31, 2006.

China Huaren Organic Products Inc. and Subsidiary

Notes to Financial Statements

16. Subsequent Events

Effective on January 16, 2007, the Company filed with the Delaware Secretary of State a Certificate of Amendment of its Certificate of Incorporation. The amendment (1) changed the name of the corporation to “China Huaren Organic Products, Inc., (2)effected a reverse stock split of the corporation’s common stock in the ratio of 1:39, and (3) increased the authorized common stock from 50,000,000 shares, par value $0.01, to 100,000,000 shares, par value $0.01.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Huaren Organic Products, Inc.

By: Fang Jinzhong

      Fang Jinzhong, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on April 17, 2007 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Fang Jinzhong

Fang Jinzhong, Director,

Chief Executive Officer,

Chief Financial Officer

/s/ Zhang Chengcai

Zhang Chengcai, Director

/s/ Zhou Huakang

Zhou Huakang, Director