Form 10QSB
period 2007-03-31
China Huaren Organic Products, Inc.
filed 2007-05-21
CIK 931947

U. S. Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2007

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-25380

CHINA HUAREN ORGANIC PRODUCTS, INC,
(Name of Small Business Issuer in its Charter)
Delaware	43-1401158
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Wall Street, 15th Floor, New York, NY	10005
(Address of principal executive offices)	(Zip Code)
(212) 232-0120
(Registrant’s telephone number including area code)

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No  [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 21, 2007

Common Stock: 14,699,853 shares

Transitional Small Business Disclosure Format (check one):     Yes [   ]  No [X]

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	March 31, 2007	December 31, 2006
	Unaudited	Audited
Assets
Current Assets:
Cash and equivalents	$39,408	$86,266
Accounts receivable ,net of allowance for doubtful amounts of $27,412
and $2,549, respectively	5,456,304	507,191
Inventories	740,440	5,268,288
Loan to officers/shareholders	-	1,885
Employee travel and operation advance	24,767	25,864
Advance to related parties	-	37,441
Advance to suppliers	72,254	124,762
Prepaid expenses	1,843,879	1,923,275
Other current assets	17,771	17,587
Total Current Assets	8,194,823	7,992,559

Property and Equipment, Net	41,795	44,400
Deposit for Purchase of Fixed Assets	1,440,283	1,297,217
Total Assets	9,676,901	9,334,176

Liabilities and Stockholders' Equity

Current Liabilities:
Account payable and accrued expenses	120,607	86,273
Customer deposit	3,671	78,684
Loan from officers/stockholders	2,258	-
Tax payable	1,292,419	1,046,325
Other current liabilities	6,835	8,165
Total Current Liabilities	1,425,790	1,219,447

Stockholders' Equity
Series C preferred stock, $0.01 par value, 150,000 shares in year
2007 and 2006 authorized, 100,000 shares issued and outstanding
on March 31, 2007 and December 31, 2006.	1,000	1,000
Common stock, $0.01 par value, 100,000,000 shares in year 2007 and 2006 authorized; 14,699,853 issued and outstanding
on March 31,2007 and December 31, 2006	146,999	146,999
Additional paid-in capital	6,043,876	6,043,876
Reserve Fund	231,949	224,275
Retained earnings	1,314,352	1,270,867
Accumulated other comprehensive income	512,935	427,712
Total Shareholders’ Equity	8,251,111	8,114,729
Total Liabilities and Stockholders’ Equity	$9,676,901	$9,334,176

See notes to consolidated financial statements.

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	Unaudited	Unaudited

Revenues	$5,235,293	$103,309
Cost of Goods Sold	4,983,974	83,295

Gross Profit	251,319	20,014

Operating Expenses
Selling expenses	69,946	20,087
General and administrative expenses	64,374	68,965

Total Operation Expenses	134,320	89,052

Income (Loss) From Operations	116,999	(69,038)

Other Income (Expenses)
Interest income	4,195	15,710
Other expense, net	44,834	6

Total Other (Expenses) Income	(40,639)	15,704

Income (Loss) Before Income Taxes	76,360	(53,334)

Provision for Income Taxes	25,199

Net Income (Loss)	$51,161	$(53,334)

Foreign Currency Translation Adjustment	85,223	49,550

Comprehensive Income (Loss)	$136,384	$(3,784)

Net Income Per Common Share
-Basic	$0.00	$0.00
-Diluted	$0.00	$0.00
Weight Average Number of Share Outstanding*
-Basic	14,699,853	14,699,853
-Diluted	14,999,850	14,699,853

* As restated to reflect recapitalization and the subsequent reverse stock split.

See notes to consolidated financial statements.

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	Unaudited	Unaudited
Cash flows From Operation Activities:
Net Income (Loss)	$51,161	$(53,334)
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Bad debt expenses (adjustment)	24,730	(600)
Depreciation	3,056	3,037
Changes in operating assets and liabilities
Accounts receivable	(4,917,144)	119,762
Inventories	4,535,523	(64,932)
Other receivable	-	(2,259)
Employee travel and operation advance	1,354	-
Advances to suppliers	53,257	17,115
Prepaid expenses	98,508	10,646
Other current assets	-	(8,582)
Accounts payable and accrued expenses	33,084	20,783
Customers' deposit	(75,051)	152,583
Welfare payable	-	630
Tax payable	232,698	3,133
Other current liabilities	(1,401)	(69,623)
Net Cash Provided by Operating Activities	39,775	128,359

Cash Flows From Investing Activities
Purchases of property and equipment	-	(403)
Advance to related parties	37,441	(113,176)
Payment for deposit for purchase of fixed assets	(128,137)	(1,362)
Net Cash Used in Investing Activities	(90,696)	(114,941)

Cash Flows From Financing Activities
Proceeds from officers/shareholders loans	4,143	350,377
Payment for loan to officers/shareholders	-	(286,541)
Net Cash Provided by Financing Activities	4,143	63,836

Net (Decrease) Increase in Cash and Equivalents	(46,778)	77,254
Effect of Exchange Rate Changes on Cash	(80)	888
Cash and Equivalents, Beginning of Period	86,266	41,868
Cash and Equivalents, End of Period	$39,408	$120,010

See notes to consolidated financial statements.

China Huaren Organic Products Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

1. Organization and Nature of Business

China Huaren Organic Products Inc. (“CHOP”) through its indirect wholly-owned subsidiary, Jilin Huaren Organic Product Co., Ltd. ("Jilin Huaren "), develops, produces, and sells a wide array of organic foods and healthcare and cosmetic products..

In November 2006, the Company acquired all the ownership interest in China Organic Health Products Inc. (“China Organic”), a Delaware corporation organized in January 2006. The Company acquired China Organic in exchange for shares of common stock and shares of Series D Preferred Stock of the Company. The capitalizations are described in further detail in Note 13 to the accompanying consolidated financial statements.

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

Jilin Huaren is a domestic enterprise incorporated in Jilin district of People Republic of China (“PRC”) in February 2000. Jilin Huaren was formally known as Jilin KangJian Technology Trade Center (Jilin KangJian) and changed its name to Jilin Huaren Organic Product Co., Ltd. in December 23, 2004.

Jilin KangJian remained inactive and incurred minor administrative expenses prior to December 31, 2003. It was only until March 2004, Jilin KangJian began its business operation as a wholesaler of organic agricultural products, nutritional health food products, and cosmetics related merchandises in PRC. The company is selling the cosmetics products under the “Huaren” brand name.

2. Basis of Preparing Accounting Statement

The unaudited consolidated financial statements of China Huaren Organic Products Inc. and subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2006 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report.

3. Summary of Significant Accounting Policies

a. Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

China Huaren Organic Products Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

b. Cash and equivalents

Cash and equivalents include cash on hand, demand deposits and highly liquid instruments with a maturity of three months or less at the time of purchase.

c. Accounts Receivable

Accounts receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables. The allowance for doubtful accounts as of March 31, 2007 and December 31, 2006 were $27,412 and $2,549, respectively

d. Inventories

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

g. Warranties

The Company offers a commercial warranty on its products. Based on historical returns, an estimated return reserve is accrued for in the period revenue is recognized. The company’s experience for costs and expenses in connection with such warranties had been minimal and through March 31, 2007 and 2006, no amount had been reserved.

h. Fair Value of Financial Instruments

The carrying amounts of cash and equivalents, accounts receivable, inventories, other receivable, employee travel and operation advance, advance to related parties, advance to suppliers, other current assets, accounts payable and accrued expenses, customer deposits, taxes payable, and other current liabilities approximate their fair value because of the immediate or short-term maturity of these financial instruments.

China Huaren Organic Products Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

i. Revenue Recognition

Revenue is recognized at the date of shipment to customers, and when the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibles is reasonably assured. All revenues for the quarter ended March 31, 2007 and 2006 were products sales revenue recorded net of value added taxes.

Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a customer deposits.

j. Advertising and Marketing Costs

Advertising and marketing costs, except for costs associated with direct-response advertising and marketing, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising and marketing expense were $17,630 and $0 for the fiscal year ended March 31, 2007 and 2006, respectively.

k. Employee Welfare Benefit

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes annual pre-tax contributions of 14% of all employees’ salaries. Starting from the date on which the China subsidiary became a foreign fully owned company in June 2006, the Company’s China subsidiary expenses all employee welfare benefit as incurred. The total expense for the above plan amounted to $1,921 and $3,051 for the quarter ended March 31, 2007 and 2006.

l. Foreign Currency Translation

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

m. Income Taxes

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

n. Comprehensive Income

SFAS 130, Reporting Comprehensive Income, defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners and requires that the period’s comprehensive income, its components and accumulated balances be disclosed. Among other disclosures,

China Huaren Organic Products Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s only current component of comprehensive income is the foreign currency translation adjustment.

o. Segment Reporting

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

p. Recent Pronouncements

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach, then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on the consolidated results of operations, financial position, or cash flows.

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

4. Accounts receivable

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

China Huaren Organic Products Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The inventory was transferred to Wancheng at cost, $5,211,843 (equivalent to RMB 42,060,503), in 2005.  Wancheng reimbursed the Company for the crops in kind between April 2006.and November 2006.

During the first quarter of 2007, the Company, facing an imminent expiration date on organic crops that it had received from Wancheng, sold those crops at cost to Yushu Wanli Co., Ltd (“Yushu”) pursued to a sales contract. This sale on March 15, 2007 increased the Company’s accounts receivable by approximately $5,195,915 (equivalent to RMB 40,312,786, which included the merchandise price plus VAT and other sales taxes). Yushu Wanli Cp., Ltd. is a non-related third party. Based upon the sales contract, Yushu started to pay the amount due to the Company in May 2007.

5. Inventories

Inventories consist of the following:

	March 31, 2007	December 31, 2006
	Unaudited	Audited
Working in process	$387,341	$307,047
Finished goods	336,615	4,957,890
Packaging and other	16,484	3,351
Total	$740,440	$5,268,288

6. Employee Travel and Operation Advance

Employee travel and operation advance consists of prepaid travel and operation fee advances to the Company’s employees. These amounts are unsecured, non-interest bearing and are due on demand.

7. Advance to Related Parties

During 2006 the Company’s subsidiary in China, Jilin Huaren, deposited a portion of its daily cash revenue into a related individual's personal bank account, and withdraw cash for the Company’s regular operations if necessary. This behavior could cause ambiguity of the Company’s financial records. Accordingly, in the first quarter of 2007 all such amounts were repaid, and this practice was terminated.

8. Property and Equipment, Net

Property and equipment at cost, less accumulated depreciation, consists of the following:

		March 31, 2007	December 31, 2006
	Estimated Life	Unaudited	Audited
Office equipments	5 years	$19,131	$18,933
Vehicles	5 years	42,275	41,837
Subtotal		61,406	60,770
Less Accumulated depreciation		19,611	16,370
Total		$41,795	$44,400

Depreciation expense charged to operations was $3,056 and $3,037 for the quarter ended March 31, 2007 and 2006, respectively.

China Huaren Organic Products Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

9. Deposit for Purchase of Fixed Assets

Starting from late 2005, the subsidiary in China, Jilin Huaren, has intended to purchase an office building from an unrelated company in P. R. China. The purchases price was $971,100 (equivalent to RMB 7,500,000) and fix up construction cost was $339,703 (equivalent to RMB 2,623,593). During year 2006, all these cost had been paid to seller by Jilin Huaren, but the title to the property has not been transferred. Jilin Huaren had occupied the property since 2005 without paying any rent. Accordingly, Jilin Huaren has recognized $16,704 (equivalent to RMB129,600) of rent expenses per year since October 1, 2005, and has recognized an equal amount of interest income imputed on the payments that Jilin Huaren made to the seller since 2005. Management has estimated the value of the contribution items, and expects to get a full refund of $1,310,803 (equivalent to RMB10,123,593) if the purchase does not go through.

On March 1, 2007, the Company signed a letter of intent with a village in Jilin P.R.China to purchase a land use right from the village. This letter of intent did not list the total purchase price, but the Company has deposited $129,480 (equivalent to RMB1 million) to the village.

	March 31, 2007	December 31, 2006
	Unaudited	Audited
Deposit for purchase office building	$1,310,803	$1,297,217
Deposit for purchase land use right from village	129,480	-
Total	$1,440,283	$1,297,217

10. Operating lease commitments

The Company leases its office space, and certain farm and plant lands under operating lease agreements.

The following was a schedule of future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms beyond March 31, 2007.

Quarter Ending March 31,
2008	$364,786
2009	129,480
2010	129,480
2011	129,480
2012	129,480
Thereafter	5,740,280
Total minimum payments required	$6,622,986

Rent expenses amounted to $100,566 and $4,246 for the quarter ended March 31, 2007 and 2006, respectively.

China Huaren Organic Products Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

11. Taxation

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

b. Value Added Tax (“VAT”)

The Company is subjected to VAT on merchandises sales in PRC. For the quarter ended March 31, 2007 and 2006, a small scale tax rate of 4% was applicable.

c. Business Tax (“BT”)

The Company also subject to Business Tax, which is charged on the service income at a generate rate of 5% in accordance with the tax law in Jilin District of PRC.

d. Taxes Payable

As of March 31, 2007 and December 31, 2006, tax payable consists of the following:

	March 31, 2007	December 31, 2006
	Unaudited	Audited
Value-added tax	$445,554	$233,702
Income tax	823,295	789,711
Individual income tax withholdings	4,311	3,788
City construction, education, and other taxes	19,259	19,124
Total	$1,292,419	$1,046,325

12. Foreign Subsidiary

a. Operations

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

b. Dividends and Reserves

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

China Huaren Organic Products Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

as determined under PRC accounting rules and regulations, to the Company's "Statutory Common Welfare Fund", which is established for the purpose of providing employee facilities and other collective benefits to employees in China; and (iv) allocations to any discretionary surplus reserve, if approved by shareholders.

As of March 31, 2007 and as of December 31, 2006, the Company's PRC subsidiaries established and segregated in retained earnings an aggregate amount of $ 231,949 and $224,275 respectively, for the Statutory Surplus Reserve and the Statutory Common Welfare Fund.

13. Stockholders Equity

On November 13, 2006, the Company acquired all of the outstanding capital stock of China Organic Health Products, Inc. (“China Organic”).  In connection with the closing of the acquisition (the “Share Exchange”), the Company issued to the shareholders of China Organic (a) 27,486,175 shares of common stock and (b) Series D Preferred Stock, which is convertible into 469,760,000 shares of common stock. As a part of the merger, the Company changed its name to "China Huaren Organic Products, Inc. from Ultradata Systems, Inc. " In addition, the Company announced a 1:39 reverse split of its outstanding common shares and an increase in the number of authorized shares of common stock from 50,000,000 shares, par value $0.01 to 100,000,000 shares, $0.01 par value. After recapitalization, Series D Preferred Stock was converted into 12,045,128 common shares, and there were 14,699,853 common shares issued and outstanding, par value $0.01 on March 31, 2007.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

Jilin Huaren commenced its marketing operations in March of 2005.  The growth of our business continued to the end of 2005, then came to a halt.  During the winter of 2005, the government of China required that enterprises engaged in multi-level product distribution substantially revise the arrangements they had with their distribution network.  Therefore, during the first quarter of fiscal 2006, we had revenues of only $103,309 – as we spent the quarter rebuilding our distribution network to achieve compliance with China’s regulations.  We completed that rebuilding process in time to return to an almost-full marketing effort by mid-year, and reported annual revenues of $2,188,146 in 2006.

Our supply-to-distribution system continues to experience inefficiencies, however.  In the Spring of both 2006 and 2007 we found ourselves with large inventories of perishable goods that we were unable to sell before their expiration dates.  So at both times we transferred the goods to another distributor at cost.  The transaction in 2007 involved a sale to Yushu Wanli Co., Ltd. of foodstuffs for $5,195,915 (including tax) under a contract that calls for payments to begin in cash in May 2007.  This transaction relieved us of the problem of perishable inventory.  But the result was that we realized only $251,319 in gross profit for the quarter on revenues of $5,235,293, or a gross margin of 4.8%.  This gross margin is inadequate to provide the funds we need for more than a minimal level of operations.

Despite our relatively small gross margin, the first quarter of 2007 was profitable due to our equally low level of expenses.  Our net income for the quarter was $51,161, compared to a net loss of $53,334 in the first quarter of 2006.  The fact that we are able to operate profitably, despite low margins, is attributable to two essential characteristics of our business model:

•

There are thousand of individuals involved in selling our products – but we incur no payroll obligation for them.  They are owners or employees of the companies that distribute for us.  So our selling expenses have been less than 4% of our revenue since we began operations in 2005.

•

Our manufacturing activity is completely outsourced to enterprises dedicated to organic agricultural manufacturing.  As a result, during the three months ended March 31, 2007, our general and administrative expense equaled less than 2% of our revenue.  In that quarter our depreciation expense – often a major factor in agribusiness operations – was only $3,056, since we own no manufacturing equipment.

General and administrative expense was low in the first quarter of 2007 in part because we remained inactive in the US capital markets.  In November of 2006 we effected the reverse merger of Jilin Huaren into China Huaren (then called “Ultradata Systems, Inc.”) in order to be able to access those markets.  Our status as a U.S. public company will soon cause an increase in our general and administrative expense, as we must now bear the cost of complying with US securities regulation obligations, as well as costs associated with investor and shareholder relations.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the first quarter of 2006 the unrealized gain on foreign currency translations added $85,223 to our accumulated other comprehensive income.

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

Liquidity and Capital Resources

At March 31, 2007 we had working capital of $6,769,033, $4,079 less than at December 31, 2006.  We had no long-term liabilities.  However, our working capital consisted primarily of the account receivable from Yushi Wanli Co., Ltd. and prepaid expenses, which are mostly advances for future inventory.  Since the market for our organic products continues to grow, we do not anticipate any difficulty in liquidating these assets.  Accordingly, we have sufficient capital resources to fund our business, but lack the cash resources necessary to make our distribution network more efficient.

During 2005 we contracted to purchase an office building for our operations.  We have deposited $1,310,803 (equivalent to RMB 10,123,593) with the seller to cover the cost of the building and certain improvements that we require.  Title to the building has not passed to us yet, however.  So our investment is recorded on the balance sheet as a “deposit for purchase of fixed assets.”

The two factors that make our business particularly profitable (the independent distribution network and the outsourced manufacturing) also have an adverse effect on our cash flow. Maintaining our distribution network requires that we tolerate receivables aging that would not be acceptable if we sold direct to the stores.  At the same time, the fact that we maintain substantial inventories of raw materials and work in process on consignment at our manufacturing contractors requires that we carry inventory levels that exceed those that our own manufacturing facilities would require During the first quarter of 2007, we sold significant amount of organic crops which were recognized as inventories at the end of 2006. These transactions increased our accounts receivable (including taxes) more than they decreased inventories as of March 31, 2007.  As a result, our operations during the first three months of 2007 yielded only $39,775 in cash.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Huaren in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Huaren is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Huaren’s system of disclosure controls and procedures was effective as of March 31, 2007 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during China Huaren’s first fiscal quarter that has materially affected or is reasonably likely to materially affect China Huaren’s internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 6.

Exhibits

      31

Rule 13a-14(a) Certification

      32

Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CHINA HUAREN ORGANIC PRODUCTS, INC.

Date: May 21, 2007

By: /s/ Fang Jinzhong

       Fang Jinzhong, Chief Executive Officer

       and Chief Financial Officer