Form 10QSB
period 2007-06-30
China Huaren Organic Products, Inc.
filed 2007-08-17
CIK 931947

U. S. Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2007

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-25380

CHINA HUAREN ORGANIC PRODUCTS, INC.

(Name of Small Business Issuer in its Charter)

             Delaware

            43-1401158__

 (State or Other Jurisdiction of

              (I.R.S. Employer I.D. No.)

  incorporation or organization)

100 Wall Street, 15th Floor, New York, NY 10005

(Address of Principal Executive Offices)

Issuer's Telephone Number: 212-232-0120

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.

Yes X                    No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes                     No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

August 17, 2007

Common Stock: 14,699,853 shares

Transitional Small Business Disclosure Format (check one):                 Yes                   No   X

CHINA HUAREN ORGANIC PRODUCTS, INC..

FORM 10-QSB

QUARTERLY PERIOD ENDED June 30, 2006

INDEX

  Page

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

Consolidated Balance Sheets (Unaudited)

As of June 30, 2007 and (Audited) December 31, 2006                                                2

Consolidated Statements of Operations (Unaudited)

For the Three Months and Six Months Ended June 30, 2007 and 2006                          3

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2007 and 2006                                                        4

Notes to Consolidated Financial Statements (Unaudited)                                                     5

Item 2 - Management's Discussion and Analysis or Plan of Operation                                     12

        Risk Factors

14

Item 3 – Controls and Procedures                                                                                               17

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

17

      Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 3 – Default upon Senior Securities                                                                 17

Item 4 – Submission of Matters to a Vote of Security Holders

17

Item 5 – Other Information                                                                                                        17

Item 6 – Exhibits

17

Part I

Financial Information

Item 1.

 Financial Statements

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	June 30, 2007	December 31, 2006
	Unaudited	Audited
Assets
Current Assets:
Cash and equivalents	$39,677	$86,266
Accounts receivable ,net of allowance for doubtful amounts of $23,254
and $2,549, respectively	4,627,556	507,191
Inventories	871,870	5,268,288
Loan to officers/shareholders	-	1,885
Employee travel and operation advance	10,884	25,864
Advance to related parties	-	37,441
Advance to suppliers	77,184	124,762
Prepaid expenses	1,772,655	1,923,275
Other current assets	18,029	17,587
Total Current Assets	7,417,855	7,992,559

Property and Equipment, Net	39,291	44,400
Deposit for Purchase of Fixed Assets	2,882,117	1,297,217
Total Assets	10,339,263	9,334,176

Liabilities and Stockholders' Equity

Current Liabilities:
Account payable and accrued expenses	157,938	86,273
Customer deposit	3,724	78,684
Loan from officers/stockholders	2,258	-
Tax payable	1,506,667	1,046,325

Other current liabilities	9,029	8,165
Total Current Liabilities	1,679,616	1,219,447

Stockholders' Equity
Series C preferred stock, $0.01 par value, 150,000 shares in year
2007 and 2006 authorized, 100,000 shares issued and outstanding
on June 30, 2007 and December 31, 2006.	1,000	1,000
Common stock, $0.01 par value, 100,000,000 shares in year 2007 and 2006 authorized; 14,699,853 issued and outstanding
on June 30,2007 and December 31, 2006	146,999	146,999
Additional paid-in capital	6,043,876	6,043,876
Reserve Fund	251,928	224,275
Retained earnings	1,578,658	1,270,867
Accumulated other comprehensive income	637,186	427,712
Total Shareholders’ Equity	8,659,647	8,114,729
Total Liabilities and Stockholders’ Equity	$10,339,263	$9,334,176

See notes to consolidated financial statements.

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$1,345,385	$1,053,909	$6,580,678	$1,157,218
Cost of Goods Sold	789,864	521,975	5,773,838	605,270

Gross Profit	555,521	531,934	806,840	551,948

Operating Expenses
Selling expenses	3,102	24,860	73,048	44,947
General and administrative expenses	99,712	59,471	164,086	128,436

Total Operation Expenses	102,814	84,331	237,134	173,383

Income From Operations	452,707	447,603	569,706	378,565

Other Income (Expenses)
Interest income	4,228	8,332	8,423	24,042
Other expense, net	32,629	-	77,463	6

Total Other (Expenses) Income	(28,401)	8,332	(69,040)	24,036

Income Before Income Taxes	424,306	455,935	500,666	402,601

Provision for Income Taxes	140,021	132,858	165,220	132,858

Net Income	$284,285	$323,077	$335,446	$269,743

Foreign Currency Translation Adjustment	124,251	22,262	209,474	71,812

Comprehensive Income	$408,536	$345,339	$544,920	$341,555

Net Income Per Common Share
-Basic	$0.02	$0.02	$0.02	$0.02
-Diluted	$0.02	$0.02	$0.02	$0.02

Weight Average Number of Share Outstanding*

-Basic	14,699,853	14,699,853	14,699,853	14,699,853
-Diluted	14,999,850	14,999,850	14,999,850	14,999,850

* As restated to reflect recapitalization and the subsequent reverse stock split.

See notes to consolidated financial statements.

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2007	2006
	Unaudited	Unaudited
Cash flows From Operation Activities:
Net Income	$335,446	$269,743
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Bad debt expenses	20,358	2,403
Depreciation	6,145	6,127
Changes in operating assets and liabilities
Accounts receivable	(4,026,577)	(478,305)
Inventories	4,417,882	(559,888)
Other receivable	-	901,463
Employee travel and operation advance	15,248	-
Advances to suppliers	49,478	17,560
Prepaid expenses	194,259	12,290
Other current assets	-	(13,375)
Accounts payable and accrued expenses	67,777	99,912
Customers' deposit	(75,052)	125,373
Welfare payable	-	(2,470)
Tax payable	423,251	181,193
Other current liabilities	642	(74,483)
Net Cash Provided by Operating Activities	1,428,857	487,543

Cash Flows From Investing Activities

Purchases of property and equipment	-	1,097
Advance to related parties	37,441	536,387
Payment for deposit for purchase of fixed assets	(1,513,948)	(931,887)
Net Cash Used in Investing Activities	(1,476,507)	(394,403)

Cash Flows From Financing Activities
Proceeds from officers/shareholders loans	2,202	(12,045)
Payment for loan to officers/shareholders	1,885	(75,512)
Net Cash Provided by (Used in) Financing Activities	4,087	(87,557)

Net (Decrease) Increase in Cash and Equivalents	(43,563)	5,583
Effect of Exchange Rate Changes on Cash	(3,026)	(3,082)
Cash and Equivalents, Beginning of Period	86,266	41,868
Cash and Equivalents, End of Period	$39,677	$44,369

See notes to consolidated financial statements.

China Huaren Organic Products Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

1. Organization and Nature of Business

China Huaren Organic Products Inc. (“CHOP” or “We”) through its indirect wholly-owned subsidiary, Jilin Huaren Organic Product Co., Ltd. ("Jilin Huaren "), develops, produces, and sells a wide array of organic foods and healthcare and cosmetic products..

In November 2006, we acquired all the ownership interest in China Organic Health Products Inc. (“China Organic”), a Delaware corporation organized in January 2006. The Company acquired China Organic in exchange for shares of common stock and shares of Series D Preferred Stock of the Company. The capitalizations are described in further detail in Note 13 to the accompanying consolidated financial statements.

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

Jilin KangJian remained inactive and incurred minor administrative expenses prior to December 31, 2003. It was only in  March 2004 that Jilin KangJian began its business operation as a wholesaler of organic agricultural products, nutritional health food products, and cosmetics related merchandises in PRC. The company is selling the cosmetics products under the “Huaren” brand name.

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

c. Accounts Receivable

Accounts receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables. The allowance for doubtful accounts as of June 30, 2007 and December 31, 2006 were $23,254 and $2,549, respectively

d. Inventories

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

f. Long-Lived Assets

We account for long-lived assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Impairments are written off when events or circumstances indicate the carrying amount exceeds the recoverability or the estimated future cash flows expected from these assets. For long lived assets to be disposed, impairment is written off when the carrying amount exceeds the fair market value of the asset less the cost of disposal.

g. Warranties

We offer a commercial warranty on its products. Based on historical returns, an estimated return reserve is accrued for in the period revenue is recognized. The experience for costs and expenses in connection with such warranties had been minimal and through June 30, 2007 and 2006, no amount had been reserved.

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

i. Revenue Recognition

Revenue is recognized at the date of shipment to customers, and when the price is fixed or determinable, the delivery is completed, no other significant obligations of us exist and collectibles is reasonably assured. All revenues for the quarter ended June 30, 2007 and 2006 were products sales revenue recorded net of value added taxes.

Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a customer deposits.

j. Advertising and Marketing Costs

Advertising and marketing costs, except for costs associated with direct-response advertising and marketing, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising and marketing expense were $18,138 and $22 for the six months ended June 30, 2007 and 2006, respectively.

k. Employee Welfare Benefit

We have established an employee welfare plan in accordance with Chinese law and regulations. The Company makes annual pre-tax contributions of 14% of all employees’ salaries. Starting from the date on which the China subsidiary became a foreign fully owned company in June 2006, our China subsidiary expenses all employee welfare benefit as incurred. The total expense for the above plan amounted to $4,157 and $4,121 for the six months ended June 30, 2007 and 2006, respectively.

l. Foreign Currency Translation

Our reporting currency is the U.S. dollar. The functional currencies of the Company's subsidiaries are local currencies, primarily the Chinese Renminbi. The financial statements are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in other comprehensive income or loss.

m. Income Taxes

We and our U. S. subsidiary will file consolidated federal and state income tax returns. Our PRC subsidiaries file income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

We follow Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

n. Comprehensive Income

SFAS 130, Reporting Comprehensive Income, defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners and requires that the period’s comprehensive income, its components and accumulated balances be disclosed. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. We only current component of comprehensive income is the foreign currency translation adjustment.

o. Segment Reporting

SFAS 131, Disclosure about Segments of an Enterprise and Related Information, requires disclosure of reportable segments used by management for making operating decisions and assessing performance. Reportable segments are categorized by products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on our financial statements as substantially all of our operations and management is under a single operating segment.

p. Recent Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. We are currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach, then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We have adopted the bulletin during 2006. The adoption did not have a material effect on the consolidated results of operations, financial position, or cash flows.

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

4. Accounts receivable

During the first quarter of 2007, the Company, facing an imminent expiration date on organic crops that it had received from Wancheng, sold those crops at cost to Yushu Wanli Co., Ltd (“Yushu”) pursuantto a sales contract. This sale on March 15, 2007 increased the Company’s accounts receivable by approximately $5,295,971 (equivalent to RMB 40,312,786), which included the merchandise price plus VAT and other sales taxes. Yushu Wanli Co., Ltd. is a non-related third party. Based upon the sales contract, Yushu started to pay the amount due to us in May 2007. As of June 30, 2007, the outstanding balance due from Yushu is $4,639,111 (equivalent to RMB 35,312,786). It represents 99.75% of our gross accounts receivable balance as of June 30, 2007.

5. Inventories

Inventories consist of the following:

	June 30, 2007	December 31, 2006
	Unaudited	Audited
Working in process	$380,364	$307,047
Finished goods	474,781	4,957,890
Packaging and other	16,725	3,351
Total	$871,870	$5,268,288

6. Employee Travel and Operation Advance

Employee travel and operation advance consists of prepaid travel and operation fee advances to the Company’s employees. These amounts are unsecured, non-interest bearing and are due on demand.

7. Advance to Related Parties

During 2006, our subsidiary in China, Jilin Huaren, deposited a portion of its daily cash revenue into a related individual's personal bank account, and withdraw cash for the Company’s regular operations if necessary. This behavior could cause ambiguity of the Company’s financial records. Accordingly, in the first quarter of 2007 all such amounts were repaid, and this practice was terminated.

8. Property and Equipment, Net

Property and equipment at cost, less accumulated depreciation, consists of the following:

		June 30, 2007	December 31, 2006
	Estimated Life	Unaudited	Audited
Office equipments	5 years	$19,411	$18,933
Vehicles	5 years	42,893	41,837
Subtotal		62,304	60,770
Less Accumulated depreciation		23,013	16,370
Total		$39,291	$44,400

Depreciation expense charged to operations was $6,145 and $ 6,127 for the six months ended June 30, 2007 and 2006, respectively.

9. Deposit for Purchase of Fixed Assets

Starting from late 2005, the subsidiary in China, Jilin Huaren, has intended to purchase an office building from an unrelated company in P. R. China. The purchase price was $985,290 (equivalent to RMB 7,500,000) and fix up construction cost was $346,637(equivalent to RMB 2,638,593). During 2006 and the first six months of 2007, all these cost had been paid to the seller by Jilin Huaren, but the title to the property has not been transferred. Jilin Huaren had occupied the property since 2005 without paying any rent. Accordingly, Jilin Huaren has recognized $16,704 (equivalent to RMB129, 600) of rent expenses per year since October 1, 2005, and has recognized an equal amount of interest income imputed on the payments that Jilin Huaren made to the seller since 2005. Management has estimated the value of the contribution items, and expects to get a full refund of $1,331,927 (equivalent to RMB10, 138,593) if the purchase does not go through.

On March 1, 2007, we signed a letter of intent with a village in Jilin P.R.China to purchase a land use right from the village. This letter of intent did not list the total purchase price, but we havedeposited $131,372 (equivalent to RMB1 million) to the village. During the 2nd quarter of 2007, we deposited an additional $1,418,818 (equivalent to RMB10.8 million).

Our total deposits, therefore, consist of the following:

Deposit for purchase of fixed assets

	June 30, 2007	December 31, 2006
	Unaudited	Audited
Deposit for purchase office building	$1,331,927	$1,297,217
Deposit for purchase land use right from village	1,550,190	-
Total	$2,882,117	$1,297,217

10. Operating lease commitments

We lease office space and certain farm and plant lands under operating lease agreements.

The following is a schedule of future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms beyond June 30, 2007.

Future minimum rental payment:

Quarter Ending June 30,
2008	300,767
2009	129,570
2010	129,570
2011	129,570
2012	129,570
Thereafter	5,711,877
Total minimum payments required	$6,530,924

Rent expenses amounted to $202,194 and $91,381 for the six months ended June 30, 2007 and 2006, respectively.

11. Taxation

a. Corporation Income Tax (“CIT”)

We and our U. S. subsidiary will file consolidated federal and state income tax returns. Our PRC subsidiaries file income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

In accordance with the relevant PRC tax laws and regulations, our PRC subsidiary was subject to CIT at a 33% tax rate.

b. Value Added Tax (“VAT”)

We are subjected to VAT on merchandise sales in PRC. For the quarter ended June 30, 2007 and 2006, a small scale tax rate of 4% was applicable.

c. Business Tax (“BT”)

We also subject to Business Tax, which is charged on the service income at a generate rate of 5% in accordance with the tax law in Jilin District of PRC.

d. Taxes Payable

As of June 30, 2007 and December 31, 2006, tax payable consists of the following:

Taxes Payable
	June 30, 2007	December 31, 2006
	Unaudited	Audited
Value-added tax	$505,222	$233,702
Income tax	977,158	789,711
Individual income tax withholdings	4,746	3,788
City construction, education, and other taxes	19,541	19,124
Total	$1,506,667	$1,046,325

12. Foreign Subsidiary

a. Operations

Substantially all of our operations are carried out through our subsidiary located in the PRC. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC. Our business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

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

As of June 30, 2007 and as of December 31, 2006, our PRC subsidiaries established and segregated in retained earnings an aggregate amount of $251,928  and $224,275 respectively, for the Statutory Surplus Reserve and the Statutory Common Welfare Fund.

13. Stockholders Equity

On November 13, 2006, we acquired all of the outstanding capital stock of China Organic Health Products, Inc. (“China Organic”).  In connection with the closing of the acquisition (the “Share Exchange”), we issued to the shareholders of China Organic (a) 27,486,175 shares of common stock and (b) Series D Preferred Stock, which was convertible into 469,760,000 shares of common stock. As a part of the merger, we changed our corporate name to "China Huaren Organic Products, Inc. from Ultradata Systems, Inc. " In addition, we effected a 1:39 reverse split of our outstanding common shares and an increase in the number of authorized shares of common stock from 50,000,000 shares, par value $0.01 to 100,000,000 shares, $0.01 par value. After recapitalization, the Series D Preferred Stock was converted into 12,045,128 common shares, and there were 14,699,853 common shares issued and outstanding, par value $0.01 on June 30, 2007.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the three months and six months ended June 30, 2007 and 2006, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented in ourannual report on Form 10-KSB as filed with the Securities and Exchange Commission on April 17, 2007.

Results of Operations

Jilin Huaren commenced its marketing operations in March of 2005.  The growth of our business continued to the end of 2005, then came to a halt.  During the winter of 2005, the government of China required that enterprises engaged in multi-level product distribution substantially revise the arrangements they had with their distribution network.  Therefore, during the first quarter of fiscal 2006, we had revenues of only $103,309 – as we spent the quarter rebuilding our distribution network to achieve compliance with China’s regulations.  We completed that rebuilding process in time to return to an almost-full marketing effort by mid-year, and reported second quarter and annual revenues of $1,053,909 and $2,188,146, respectively,  in 2006.

Our supply-to-distribution system continues to experience inefficiencies, however.  In the Spring of both 2006 and 2007 we found ourselves with large inventories of perishable goods that we were unable to sell before their expiration dates.  So at both times we transferred the goods to another distributor at cost.  The transaction in 2007 involved a sale to Yushu Wanli Co., Ltd. of foodstuffs for $5,295,971 (equivalent to RMB 40,312,786) (including tax) under a contract that calls for payments to begin in cash in May 2007. During May 2007, we received $656,860 (equivalent to RMB 5 million) from this client. This transaction relieved us of the problem of perishable inventory.  But the result was that we realized only $251,319 in gross profit for the quarter on revenues of $5,235,293, or a gross margin of 4.8%.in the first quarter of 2007  This gross margin is inadequate to provide the funds we need for more than a minimal level of operations.

During the second quarter of 2007, we sold many new organic corps such as rice soybean, corns, and maize, which represented approximately 96.23% of our total revenue for the quarter.  On those sales of $1,345,385, we realized $555,521  in gross profit, representing a gross margin of 41%.  This lagged the gross margin of 50% that we realized on sales of $1,053,909 in the second quarter of 2006, due to a lower margin product mix this year.  We expect our gross margin for the immediate future to remain in the range of 40% to 50%, except when affected by distress sales to distributors, as in the first quarter of both 2007 and 2006.

Despite our relatively small gross profit, the first six months  of 2007 were profitable due to our  low level of expenses. Our net income for the six months ended June 30,  2007 was $335,446, compared to a net income of $269,743 in the first six months of 2006.  The fact that we are able to operate profitably, despite low gross profit, is attributable to two essential characteristics of our business model:

•

There are thousand of individuals involved in selling our products – but we incur no payroll obligation for them.  They are owners or employees of the companies that distribute for us.  So our selling expenses have been less than 4% of our revenue since we began operations in 2005.

•

Our manufacturing activity is completely outsourced to enterprises dedicated to organic agricultural manufacturing.  As a result, during the six months ended June 30, 2007, our general and administrative expense equaled less than 2.5% of our revenue, and represented less than 7.5% of revenue during the three months ended June 30, 2007.  In the first half of 2007 our depreciation expense – often a major factor in agribusiness operations – was only $6,145, since we own no manufacturing equipment.

Our selling expense was particularly low in second quarter of 2007, in part because health products represented less than 4% of revenue. Accordingly, we incurred no bonus or reward expenses in second quarter of 2007. In addition, our general and administrative expenses were reduced in the second quarter of 2007 by the fact that we reversed $4,372 in bad debt expense because we had better accounts receivable collections in second quarter of 2007 as compared to the second quarter of 2006

General and administrative expense was higher in the second quarter of 2007 than in the second quarter of 2006 primarily due to increases in professional fees as well as consulting fees in connection with SEC filings and continued compliance with the provisions of the Sarbanes-Oxley Act of 2002. In November of 2006 we effected the reverse merger of Jilin Huaren into China Huaren (then called “Ultradata Systems, Inc.”) in order to be able to access U.S. capital markets.  Our status as a U.S. public company will cause further increases in our general and administrative expense, as we will soon add costs associated with investor and shareholder relations to the cost of complying with US securities regulation obligations that we currently bear..

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the first six months of 2007 the unrealized gain on foreign currency translations added $637,186 to our accumulated other comprehensive income.

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

Liquidity and Capital Resources

On June 30, 2007 we had working capital of $5,738,239, $1,034,873 less than on December 31, 2006.  We had no long-term liabilities.  However, our working capital consisted primarily of the account receivable from Yushi Wanli Co., Ltd. and prepaid expenses, which are mostly advances for future inventory.  Since the market for our organic products continues to grow, we do not anticipate any difficulty in liquidating the inventory.  Accordingly, we have sufficient capital resources to fund our business, but lack the cash resources necessary to make our distribution network more efficient.

During 2005 we contracted to purchase an office building for our operations.  We have deposited $1,331,927 (equivalent to RMB 10,138,593) with the seller to cover the cost of the building and certain improvements that we require.  Title to the building has not passed to us yet, however.  So our investment is recorded on the balance sheet as a “deposit for purchase of fixed assets.”  In addition, on March 1, 2007 we signed a letter of intent with a village in Jilin, P.R.China to purchase a land use right from the village. This letter of intent did not list the total purchase price, but we have deposited $1,550,190 (equivalent to RMB11.8 million) to the village.  This sum represents the remainder of the “deposit for purchase of fixed assets” on our balance sheet.

The two factors that make our business particularly profitable (the independent distribution network and the outsourced manufacturing) also have an adverse effect on our cash flow. Maintaining our distribution network requires that we tolerate receivables aging that would not be acceptable if we sold direct to the stores.  At the same time, the fact that we maintain substantial inventories of raw materials and work in process on consignment at our manufacturing contractors requires that we carry inventory levels that exceed those that our own manufacturing facilities would require.  Nevertheless, during the first six months of 2007, we sold a significant amount of organic crops that had been recorded  as inventory at the  end of 2006. That sale yielded a cash payment of $656,860 in  May 2007.    That factor, combined with the fact that the Chinese tax authorities have permitted us to delay payment of taxes on our operations, resulting in a $423,251 increase in our taxes payable, enabled us to obtain  $1,428,857 in cash from operations during the first six months of 2007.  We used the entirety of that amount to fund the deposit we made to purchase land rights in Jilin.

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

Until recently we obtained all of our raw materials from independent farmers.  Recently we acquired 200 hectares of land on which we have initiated organic farming operations and have contracted to purchase an additional parcel.  If our program for promoting our brand is successful, those resources may be inadequate to provide the raw materials that we will need.  We will then have to obtain additional hectares of organic soil.  There are few large areas of organic soil available, and there is considerable competition to acquire them.  On the other hand, it takes over three years to convert soil that has been used for non-organic farming into soil useable in organic agriculture.  If, therefore, we are unable to produce sufficient raw materials to meet the demand for our products, the negative effect may offset the benefits of our marketing program, and our business will fail.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Huaren in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Huaren is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Huaren’s system of disclosure controls and procedures was effective as of June 30, 2007 for the purposes described in this paragraph.

Changes in Internal Controls.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during China Huaren’s second fiscal quarter that has materially affected or is reasonably likely to materially affect China Huaren’s internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

             None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6.

Exhibits

Rule 13a-14(a) Certification

Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CHINA HUAREN ORGANIC PRODUCTS, INC.

Date: August 17, 2007

By: /s/ Fang Jinzhong_________________

       Fang Jinzhong, Chief Executive Officer

       and Chief Financial Officer

*       *       *       *       *