Form 10QSB
period 2007-09-30
China Huaren Organic Products, Inc.
filed 2007-11-19
CIK 931947

U. S. Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2007

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-25380

CHINA HUAREN ORGANIC PRODUCTS, INC.

(Name of Small Business Issuer in its Charter)

             Delaware                                                43-1401158

 (State or Other Jurisdiction of                              (I.R.S. Employer I.D. No.)

 incorporation or organization)

c/o American Union Securities

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

November 19, 2007

Common Stock: 14,699,853 shares

Transitional Small Business Disclosure Format (check one):          Yes                   No   X

CHINA HUAREN ORGANIC PRODUCTS, INC.

Part I

Financial Information

Item 1.

 Financial Statements

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	September 30, 2007	December 31, 2006
	Unaudited	Audited
Assets
Current Assets:
Cash and equivalents	$19,324	$86,266
Accounts receivable ,net of allowance for doubtful amounts of $44,460
and $2,549, respectively	4,401,498	507,191
Inventories	936,498	5,268,288
Loan to officers/shareholders	-	1,885
Advance to related parties	-	37,441
Prepaid expenses	1,703,396	1,923,275
Other current assets	95,872	168,213
Total Current Assets	7,156,588	7,992,559

Property and Equipment, Net	38,326	44,400
Deposit for Purchase of Fixed Assets	3,595,252	1,297,217
Total Assets	10,790,166	9,334,176

Liabilities and Stockholders' Equity

Current Liabilities:
Account payable and accrued expenses	178,683	86,273
Customer deposit	-	78,684
Loan from officers/stockholders	2,258	-
Tax payable	1,645,694	1,046,325
Other current liabilities	11,209	8,165
Total Current Liabilities	1,837,844	1,219,447

Stockholders' Equity
Series C preferred stock, $0.01 par value, 150,000 shares in year
2007 and 2006 authorized, 100,000 shares issued and outstanding
on Septemper 30, 2007 and December 31, 2006.	1,000	1,000
Common stock, $0.01 par value, 100,000,000 shares in year 2007 and 2006 authorized; 14,699,853 issued and outstanding
on Septemper 30,2007 and December 31, 2006	146,999	146,999
Additional paid-in capital	6,043,876	6,043,876
Reserve Fund	301,120	224,275
Retained earnings	1,683,555	1,270,867
Accumulated other comprehensive income	775,772	427,712
Total Shareholders’ Equity	8,952,322	8,114,729
Total Liabilities and Stockholders’ Equity	$10,790,166	$9,334,176

See notes to consolidated financial statements.

China Huaren Organic Products Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

Three Months Ended September 30,		Nine Months Ended September 30,	
	2007	2006	2007	2006
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues	$ 733,914	$ 492,815	$ 7,314,592	$ 1,650,033
Cost of Goods Sold	345,740	196,533	6,119,578	801,803
Gross Profit	388,174	296,282	1,195,014	848,230
Operating Expenses				
Selling expenses	43,785	19,091	116,833	64,038
General and administrative expenses	74,175	53,808	238,261	182,244
Total Operation Expenses	117,960	72,899	355,094	246,282
Income From Operations	270,214	223,383	839,920	601,948
Other Income (Expenses)				
Interest income	4,297	5,420	12,720	29,462
Other expense, net	33,319	19,099	110,782	19,105
Total Other (Expenses) Income	(29,022)	(13,679)	(98,062)	10,357
Income Before Income Taxes	241,192	209,704	741,858	612,305
Provision for Income Taxes	87,105	69,249	252,325	202,107
Net Income	$ 154,087	$ 140,455	$ 489,533	$ 410,198
Foreign Currency Translation Adjustment	138,586	90,867	348,060	162,679
Comprehensive Income	$ 292,673	$ 231,322	$ 837,593	$ 572,877
Net Income Per Common Share				
-Basic	$ 0.01	$ 0.01	$ 0.03	$ 0.03
-Diluted	$ 0.01	$ 0.01	$ 0.03	$ 0.03
Weight Average Number of Share Outstanding*				
-Basic	14,699,853	14,699,853	14,699,853	14,699,853
-Diluted	14,999,850	14,999,850	14,999,850	14,999,850

* As restated to reflect recapitalization and the subsequent reverse stock split.

See notes to consolidated financial statements.

China Huaren Organic Products Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30,	
	2007	2006
	Unaudited	Unaudited
Cash flows From Operation Activities:		
Net Income	$ 489,533	$ 410,198
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities		
Bad debt expenses	52,515	(5,630)
Depreciation	9,340	9,267
Changes in operating assets and liabilities		
Accounts receivable	(3,758,991)	1,120,174
Inventories	4,369,121	(1,375,473)
Other receivable	(107)	1,817,346
Prepaid expenses	287,780	(2,003,940)
Other current assets	76,266	(23,148)
Accounts payable and accrued expenses	85,288	38,125
Customers' deposit	(78,684)	141,014
Welfare payable	0	(8,120)
Tax payable	533,768	269,155
Other current liabilities	2,597	(90,393)
Net Cash Provided by Operating Activities	2,068,426	298,575
Cash Flows From Investing Activities		
Purchases of property and equipment	(1,630)	0
Advance to related parties	37,441	538,607
Payment for deposit of purchase of fixed assets	(2,154,719)	(1,181,408)
Net Cash Used in Investing Activities	(2,118,908)	(642,801)
Cash Flows From Financing Activities		
Proceeds from officers/shareholders loans	4,143	821,086
Payment for loan to officers/shareholders	0	(467,183)
Net Cash Provided by Financing Activities	4,143	353,903
Net (Decrease) Increase in Cash and Equivalents	(46,339)	9,678
Effect of Exchange Rate Changes on Cash	(20,603)	(12,483)
Cash and Equivalents, Beginning of Period	86,266	41,868
Cash and Equivalents, End of Period	$ 19,324	$ 39,063

See notes to consolidated financial statements.

China Huaren Organic Products Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

1. Organization and Nature of Business

China Huaren Organic Products Inc. (“CHOP,” the “Company” or “We”) through its indirect wholly-owned subsidiary, Jilin Huaren Organic Product Co., Ltd. ("Jilin Huaren "), develops, produces, and sells a wide array of organic foods and healthcare and cosmetic products.

In November 2006, we acquired all the ownership interest in China Organic Health Products Inc. (“China Organic”), a Delaware corporation organized in January 2006. The Company acquired China Organic in exchange for shares of common stock and shares of Series D Preferred Stock of the Company. The Series D Preferred Stock was subsequently converted into 12,045,129 common shares (after 1-39 reverse stock split).  The capitalizations are described in further detail in Note 13 to the accompanying consolidated financial statements.

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

c. Accounts Receivable

Accounts receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables. The allowance for doubtful accounts as of September 30, 2007 and December 31, 2006 were $44,460 and $2,549, respectively

d. Inventories

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

g. Warranties

The Company offers a commercial warranty on its products. Based on historical returns, an estimated return reserve is accrued for in the period revenue is recognized. The experience for costs and expenses in connection with such warranties had been minimal and through September 30, 2007 and 2006, no amount had been reserved.

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

i. Revenue Recognition

Revenue is recognized at the date of shipment to customers, and when the price is fixed or determinable, the delivery is completed, no other significant obligations of us exist and collectibles is reasonably assured. All revenues for the quarter ended September 30, 2007 and 2006 were products sales revenue recorded net of value added taxes.

Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a customer deposits.

j. Advertising and Marketing Costs

Advertising and marketing costs, except for costs associated with direct-response advertising and marketing, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising and marketing expense were $18,683 and $1,400 for the nine months ended September 30, 2007 and 2006, respectively.

k. Employee Welfare Benefit

We have established an employee welfare plan in accordance with Chinese law and regulations. The Company makes annual pre-tax contributions of 14% of all employees’ salaries. Starting from the date on which the China subsidiary became a foreign fully owned company in June 2006, our China subsidiary expenses all employee welfare benefit as incurred. The total expense for the above plan amounted to $7,131 and $6,007 for the nine months ended September 30, 2007 and 2006, respectively.

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

4. Accounts receivable

During the first quarter of 2007, the Company, facing an imminent expiration date on organic crops that it had received from Wancheng, sold those crops at cost to Yushu Wanli Co., Ltd (“Yushu”) pursuant to a sales contract. This sale on March 15, 2007 increased the Company’s accounts receivable by approximately $5,380,185 (equivalent to RMB 40,312,786), which included the merchandise price plus VAT and other sales taxes. Yushu Wanli Co., Ltd. is a non-related third party. Based upon the sales contract, Yushu started to pay the amount due to us in May 2007. As of September 30, 2007, the outstanding balance due from Yushu was $4,445,958 (equivalent to RMB 33,312,786). It represented all of our gross accounts receivable balance as of September 30, 2007.

5. Inventories

Inventories consist of the following:

6. Advance to Related Parties

During 2006, our subsidiary in China, Jilin Huaren, deposited a portion of its daily cash revenue into a related individual's personal bank account, and withdraw cash for the Company’s regular operations if necessary. This behavior could cause ambiguity of the Company’s financial records. Accordingly, in the first quarter of 2007 all such amounts were repaid, and this practice was terminated.

7. Other Current Assets

Other current assets consist of the following:

Employee travel and operation advance consists of prepaid travel and operation fee advances to the Company’s employees. These amounts are unsecured, non-interest bearing and are due on demand.

8. Property and Equipment, Net

Property and equipment at cost, less accumulated depreciation, consists of the following:

Depreciation expense charged to operations was $9,340 and $9,267 for the nine months ended September 30, 2007 and 2006, respectively.

9. Deposit for Purchase of Fixed Assets

Starting from late 2005, the subsidiary in China, Jilin Huaren, has intended to purchase an office building from an unrelated company in P. R. China. The purchase price was $1,000,958 (equivalent to RMB 7,500,000) and fix up construction cost was $352,149(equivalent to RMB 2,638,593). During 2006 and the first nine months of 2007, all these cost had been paid to the seller by Jilin Huaren, but the title to the property has not been transferred. Jilin Huaren had occupied the property since 2005 without paying any rent. Accordingly, Jilin Huaren has recognized $16,918 (equivalent to RMB129, 600) of rent expenses per year since October 1, 2005, and has recognized an equal amount of interest income imputed on the payments that Jilin Huaren made to the seller since 2005. Management has estimated the value of the contribution items, and expects to get a full refund of $1,353,107 (equivalent to RMB10,138,593) if the purchase does not go through.

On March 1, 2007, we signed a letter of intent with a village in Jilin P.R.China to purchase a land use right from the village. This letter of intent did not list the total purchase price, but we have deposited $2,242,145 (equivalent to RMB16,800,000) to the village as of September 30, 2007. In addition, the title to the land use rights has not passed to us yet as of September 30, 2007.

Our total deposits, therefore, consist of the following:

10. Operating lease commitments

We lease office space and certain farm and plant lands under operating lease agreements.

The following is a schedule of future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms beyond September 30, 2007.

Rent expenses amounted to $304,740and $12,809 for the nine months ended September 30, 2007 and 2006, respectively.

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

b. Value Added Tax (“VAT”)

We are subjected to VAT on merchandise sales in PRC. For the quarter ended September 30, 2007 and 2006, a small scale tax rate of 4% was applicable.

c. Business Tax (“BT”)

We also subject to Business Tax, which is charged on the service income at a generate rate of 5% in accordance with the tax law in Jilin District of PRC.

d. Taxes Payable

As of September 30, 2007 and December 31, 2006, tax payable consists of the following:

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

As of September 30, 2007 and as of December 31, 2006, our PRC subsidiaries established and segregated in retained earnings an aggregate amount of $301,120 and $224,275 respectively, for the Statutory Surplus Reserve and the Statutory Common Welfare Fund.

13. Stockholders Equity

On November 13, 2006, we acquired all of the outstanding capital stock of China Organic Health Products, Inc. (“China Organic”).  In connection with the closing of the acquisition (the “Share Exchange”), we issued to the shareholders of China Organic (a) 27,486,175 shares of common stock and (b) Series D Preferred Stock, which was convertible into 469,760,000 shares of common stock. As a part of the merger, we changed our corporate name to "China Huaren Organic Products, Inc. from Ultradata Systems, Inc. " In addition, we effected a 1:39 reverse split of our outstanding common shares and an increase in the number of authorized shares of common stock from 50,000,000 shares, par value $0.01 to 100,000,000 shares, $0.01 par value. After recapitalization, the Series D Preferred Stock was converted into 12,045,128 common shares, and there were 14,699,853 common shares issued and outstanding, par value $0.01 on September 30, 2007.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the three months and nine months ended September 30, 2007 and 2006, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented in our annual report on Form 10-KSB as filed with the Securities and Exchange Commission on April 17, 2007.

Results of Operations

Jilin Huaren commenced its marketing operations in March of 2005.  The growth of our business continued to the end of 2005, then came to a halt.  During the winter of 2005, the government of China required that enterprises engaged in multi-level product distribution substantially revise the arrangements they had with their distribution network.  Therefore, during the first quarter of fiscal 2006, we had revenues of only $103,309 – as we spent the quarter rebuilding our distribution network to achieve compliance with China’s regulations.  We completed that rebuilding process in time to return to an almost-full marketing effort by mid-year, and reported third quarter and annual revenues of $492,815 and $2,188,146, respectively, in 2006.

Our supply-to-distribution system continues to experience inefficiencies, however.  In the Spring of both 2006 and 2007 we found ourselves with large inventories of perishable goods that we were unable to sell before their expiration dates.  So at both times we transferred the goods to another distributor at cost.  The transaction in 2007 involved a sale to Yushu Wanli Co., Ltd. of foodstuffs for $5,380,185 (equivalent to RMB 40,312,786) (including tax) under a contract that calls for payments to begin in cash in May 2007. During the quarter ended June 30, we received $667,305 (equivalent to RMB 5 million) from this client.  In the quarter ended September 30, 2007, payments from Yushu Wanli fell to $266,922 (equivalent to RMB 2 million). This transaction relieved us of the problem of perishable inventory.  But the results were that (a) we have a large receivable that will not be paid promptly and (b) we realized no gross profit on a sale that represented 74% of our revenue to date.  Our gross margin for the nine months ended September 30, 2007, therefore, has been only 16%, considerably lower than the gross margin realizable from our business, as evidenced by the gross margin of 53% that we realized in the quarter ended September 30, 2007.  With the bulk sale to Yushu Wanli providing the majority of our revenue, our overall gross margin is inadequate to provide the funds we need for more than a minimal level of operations.

During 2007, we have been introducing many new organic crops to market, such as rice soybean, corns, and maize, which represented 89% of our total revenue for the quarter ended September 30, 2007. On sales of $733,914 during the third quarter of 2007, we realized $388,174 in gross profits, representing a gross margin of 53%. This lagged the gross margin of 60% that we realized on sales of $492,815 in the third quarter of 2006, due to a lower margin product mix this year.  We expect our gross margin for the immediate future to remain in the range of 40% to 50%, except when affected by distress sales to distributors, as in the first quarter of both 2007 and 2006.

Despite our relatively small gross profit, the first nine months of 2007 were profitable due to our low level of expenses. Our net income for the nine months ended September 30, 2007 was $489,533, compared to a net income of $410,198 in the first nine months of 2006. The fact that we are able to operate profitably, despite low gross profit, is attributable to two essential characteristics of our business model:

•

There are thousand of individuals involved in selling our products – but we incur no payroll obligation for them.  They are owners or employees of the companies that distribute for us.  So our selling expenses have been less than 6% of our revenue since we began operations in 2005.

•

Our manufacturing activity is completely outsourced to enterprises dedicated to organic agricultural manufacturing.  As a result, during the nine months ended September 30, 2007, our general and administrative expense equaled less than 3.3% of our revenue, and represented less than 10.2% of revenue during the three months ended September 30, 2007.  In the first nine months of 2007 our depreciation expense – often a major factor in agribusiness operations – was only $9,340, since we own no manufacturing equipment.

Our selling expense was higher than usual in third quarter of 2007, in part because we increased our allowance for doubtful accounts due to the increase in our accounts receivable during the quarter. In addition, we incurred more travel and entertainment expenses for sales in third quarter of 2007 than in the third quarter of 2006.

General and administrative expense was higher in the third quarter of 2007 than in the third quarter of 2006 primarily due to increases in professional fees as well as consulting fees in connection with SEC filings and continued compliance with the provisions of the Sarbanes-Oxley Act of 2002. In November of 2006 we effected the reverse merger of Jilin Huaren into China Huaren (then called “Ultradata Systems, Inc.”) in order to be able to access U.S. capital markets.  Our status as a U.S. public company will cause further increases in our general and administrative expense, as we will soon add costs associated with investor and shareholder relations to the cost of complying with US securities regulation obligations that we currently bear. In addition, we hired more employees in connection with SEC filing and daily administration. Accordingly, we increased payroll and welfare expenses in the third quarter of 2007 as compared to the third quarter of 2006.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the first nine months of 2007 the unrealized gain on foreign currency translations added $348,060 to our accumulated other comprehensive income.

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

Liquidity and Capital Resources

On September 30, 2007 we had working capital of $5,318,744, $1,454,368 less than on December 31, 2006. We had no long-term liabilities. However, our working capital consisted primarily of the account receivable from Yushu Wanli Co., Ltd. and prepaid expenses, which are mostly advances for lease fees on land where our future crops are planted. Since the market for our organic products continues to grow, we do not anticipate any difficulty in liquidating our present and expected inventory. Accordingly, we have sufficient capital resources to fund our business, but lack the cash resources necessary to make our distribution network more efficient. Since our cash and equivalents was less than twenty thousands as of September 30, 2007, we intend to make a greater effort in collecting accounts receivable collection and hope to acquire the funds necessary for expansion of our marketing, either from outside sources or from our majority shareholders, before the end of 2007.

During 2005 we contracted to purchase an office building for our operations. We have deposited $1,353,107 (equivalent to RMB 10,138,593) with the seller to cover the cost of the building and certain improvements that we require.  Title to the building has not passed to us yet, however.  So our investment is recorded on the balance sheet as a “deposit for purchase of fixed assets.”  In addition, on March 1, 2007 we signed a letter of intent with a village in Jilin, P.R.China to purchase a land use right from the village. This letter of intent did not list the total purchase price, but we have deposited $2,242,145 (equivalent to RMB16.8 million) to the village.  This sum represents the remainder of the “deposit for purchase of fixed assets” on our balance sheet.

The two factors that make our business particularly profitable (the independent distribution network and the outsourced manufacturing) also have an adverse effect on our cash flow. Maintaining our distribution network requires that we tolerate receivables aging that would not be acceptable if we sold direct to the stores.  At the same time, the fact that we maintain substantial inventories of raw materials and work in process on consignment at our manufacturing contractors requires that we carry inventory levels that exceed those that our own manufacturing facilities would require.  Nevertheless, during the first nine months of 2007, we sold a significant amount of organic crops that had been recorded as inventory at the end of 2006. That sale yielded a cash payment of $667,305 (equivalent to 5 million RMB) and $266,922 (equivalent to 2 million RMB) in the second and third quarter of 2007, respectively. That factor, combined with the fact that the Chinese tax authorities have permitted us to delay payment of taxes on our operations, resulting in a $533,768 increase in our taxes payable, enabled us to obtain $2,068,426 in cash from operations during the first nine months of 2007.  We used the entirety of that amount to fund the deposit we made to purchase land rights in Jilin China

The cash demands of our business mean that in order to make capital improvements we will require additional capital from external sources.  Our plan is to acquire additional organic soil resources in the near future, and to invest in manufacturing capability over the longer term.  To fund those additions to our balance sheet, we intend to sell equity.  At the present time, however, we have received no commitments for funds from any source.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Huaren in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Huaren is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Huaren’s system of disclosure controls and procedures was effective as of September 30, 2007 for the purposes described in this paragraph.

Changes in Internal Controls.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during China Huaren’s third fiscal quarter that has materially affected or is reasonably likely to materially affect China Huaren’s internal control over financial reporting.

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

CHINA HUAREN ORGANIC PRODUCTS, INC.

Date: November 19, 2007

By: /s/ Fang Jinzhong ______________

                                                       Fang Jinzhong, Chief Executive Officer

       and Chief Financial Officer