Form 10KSB
China Huaren Organic Products, Inc.
filed 2008-05-09
CIK 931947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-KSB

     X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                       For the fiscal year ended December 31, 2007.

                                                 OR

                          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-25380

CHINA HUAREN ORGANIC PRODUCTS, INC,
   (Name of Small Business Issuer in its Charter)

Deleware	43-1401158
(State or other jurisdiction	(IRS Employer ID Number)
of incorporation or organization

100 Wall Street, 15th Floor, New York, NY 10005
(Address of principal executive offices)

Issuer's Telephone Number, including Area Code: 212-232-0120

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  □

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes     X                                                   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes____   No   X

State the issuer’s revenues for its most recent fiscal year: $ 7,449,370.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

The aggregate market value of the Registrant’s common stock, $.01 par value, held by non-affiliates as of May 5, 2008 was $ 6,427,709.

As of May 2, 2008 the number of shares outstanding of the Registrant’s common stock was 15,000,712 shares, $.01 par value.

Transitional Small Business Disclosure Format:	Yes____	No X

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

Jilin Huaren was founded in 2002 by Fang Jinzhong and Zhang Changcai.   In the following years, Messrs. Fang and Zhang have contributed to Jilin Huaren its initial capital, as well as their expertise in organic farming and agricultural manufacturing.  The result is that Jilin Huaren today is an enterprise engaged in organic food and cosmetics production that controls the entire industry chain, from production through manufacturing to marketing.

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

During 2007 Jilin Huaren produced and marketed the following categories of organic agricultural products:

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

                  D.  Cosmetics

These products are skin creams that reduce damage associated with the sun. These products are moisturizers, which were formulated to help balance the skin's moisture level and restore its moisture balance. The antioxidant rich, non-greasy formula helps improve the overall smoothness of the skin, soothes the skin and protects the skin from free radical attack. The cosmetics are sold in five series: Organic Shiyimei series, Ajiaoshu series, the Peach-blossom series, the Kasidina series and the Kaidimisha series.

Production

Jilin Huaren acquires its organic crops from independent farmers, who have contracted to sell the produce to Jilin Huaren.  This produce forms the raw materials for all of Jilin Huaren’s products.

After harvest, Jilin Huaren consigns its produce to organic manufacturing facilities that have entered into consigned production agreements with Jilin Huaren.  The facilities hold the produce, and manufacture it to Jilin Huaren’s order, which is determined by contemporaneous market demands.  To date, Jilin Huaren has utilized the following manufacturing facilities:

1.   Organic rice: Jilin Wanchang Rice Co., Ltd.

     2.   Organic food: Jilin Jigu Fiber Food Technology Development Company

     3.   Cosmetics:
Shiyimei series:  Beijing DYYH Science & Technology, Inc.
Ajiaoshu series:  Jingrentang Biological Technologies Co., Ltd.
Peach-blossom series:  Cosmetics Research Center of Changchun Film Studio
Kasidina and Kaidimisha series:  Guangzhou Ke YinXin Chemistry Co., Ltd.

    4.   Healthcare products:  Qingdao Sanjiujiuzhou Biotechnology Co., Ltd.

Marketing

Jilin Huaren markets its products through a multi-level distribution network, consisting of 90 “branch companies” and 140 “specialty stores” that take product direct from Jilin Huaren.  The branch companies and specialty stores are independently-owned and each has been assigned a specific geographic area in which to develop the market for Jilin Huaren’s products.  Within that area, the branch companies and specialty stores either market direct to beauty salons and supermarkets, or appoint distributors that employ salesmen to approach the salons and markets.  Jilin Huaren personnel maintain surveillance over all points in this network, providing training and guidance where needed, as well as being responsible for on-time delivery and service.  Jilin Huaren is also responsible for the nation-wide advertising and promotion program, whose goal is to make Jilin Huaren the leading organic food brand in China.

Jilin Huaren’s principal target market is the rapidly developing urban class in China.  The concept of organic food and cosmetics is new to China and the size of the industry remains small, relative to other large countries.  However, as China’s urban population expands and the pressures of urban existence increase, there is a growing awareness in China of the need for a healthier lifestyle.  For example, a recent survey by the Sub-health Studies Center of the Shanghai Academy of Social Studies found that only 16% of the population of Shanghai met the criteria set by the study for “healthy.”  70% were classified as “sub-healthy,” and 14% as “non-healthy.”  At the same time, the economic well-being of the Chinese urban population has increased substantially in recent years, which enables them to focus resources on improving their lifestyles.  As a result, the demand for organic agricultural products is growing.

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

•
Developing a captive source of nitraria (“white thorn”), the principal component of many of Jilin Huaren’s cosmetic products.  Towards that end, the Company has entered into a written agreement with the Baicheng Forestry Bureau, which contemplates that they will each develop 500,000 acres of nitraria production, and that the Company, with the assistance of the Baicheng Forestry Bureau, will develop a processing factory for nitraria in Baicheng.  The agreement includes covenants by the Baicheng Forestry Bureau to facilitate working capital loans for the Company as well as preferential policies.

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

The sales personnel who market Jilin Huaren’s products throughout China are employed by independent distributors, and are not employees of Jilin Huaren.  Management estimates that approximately 20,000 individuals have been involved in the distribution of Jilin Huaren products.

Item 2.  Properties

Jilin Huaren’s executive offices are located in a 15,000 square foot facility that it leases.  Since the end of 2005 Jilin Huaren has also leased a 200 hectare farm, which it has begun to use as a source of raw materials for its products.  Jilin Huaren’s lease commitment for 2008 totals $182,233.

The Company is party to a land lease with the City of Baicheng.  The Company obtained 500,000 acres of land suitable for planting nitraria, and pays an annual rental fee of 1,000,000 RMB (approx. $137,000).

During 2005 we contracted to purchase an office building for our operations.  We have deposited $1,389,876 (equivalent to RMB 10,138,593) with the seller to cover the cost of the building and certain improvements that we require.  Title to the building has not passed to us yet, however.  So we have occupied the building as a lessee since 2005, but have paid no rent.  We expect to sell this building in the near future, since it exceeds our needs.

On March 1, 2007 we signed a letter of intent with a village in Jilin, P.R.China to purchase a land use right from the village. This letter of intent did not list the total purchase price, but we have deposited $2,303,074 (equivalent to RMB 16.8 million) to the village on a refundable basis.  We do not know when the land use right will be formally transferred to Jilin Huaren.

Item 3.                                   Legal Proceedings

None.

Item 4.                                   Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

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

	Bid
Quarter Ending	High	Low
March 31, 2006	$2.34	$.78
June 30, 2006	$1.56	$.39
September 30, 2006	$.78	$.39
December 31, 2006	$1.56	$.39

March 31, 2007	$1.00	$.58
June 30, 2007	$2.00	$.55
September 30, 2007	$1.05	$.27
December 31, 2007	$4.55	$.65

(b) Shareholders

Our shareholders list contains the names of 199 registered stockholders of record of the Company’s Common Stock.

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

None.

(e) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2007.

Item 6	Management’s Discussion and Analysis

Results of Operations

Jilin Huaren commenced its marketing operations in March of 2005.  The growth of our business continued to the end of 2005, then came to a halt.  During the winter of 2005, the government of China required that enterprises engaged in multi-level product distribution substantially revise the arrangements they had with their distribution network.  Therefore, during the first quarter of fiscal 2006, we had revenues of only $103,309 – as we spent the quarter rebuilding our distribution network to achieve compliance with China’s regulations.  We completed that rebuilding process in time to return to an almost-full marketing effort by mid-year, and reported revenues of $2,188,146 for the entirety of 2006.

Our supply-to-distribution system continued to experience inefficiencies entering 2007, however.  In the Spring of both 2006 and 2007 we found ourselves with large inventories of perishable goods that we were unable to sell before their expiration dates.  So at both times we transferred the goods to another distributor at cost.  The transaction in 2007 involved a sale to Yushu Wanli Co., Ltd. of foodstuffs for $5,295,971 (equivalent at that time to RMB 40,312,786) (including tax) under a contract that called for payments to begin in cash in May 2007. This transaction relieved us of the problem of perishable inventory.  But the result was that we realized only $251,319 in gross profit on the transaction.  This gross margin is inadequate to provide the funds we need for more than a minimal level of operations.

The problem with the Yushu Wanli transaction was compounded when Yushu Wanli stopped making payments on the account.  During the second and third quarters of 2007, we received $934,227 from this client. Since that time we have received nothing.  We believe that the account is good, and that it will eventually be paid in full.  But we do not know when payment will be received.

During 2007, we introduced many new organic corps such as rice soybean, corns, and maize, which represented approximately 96% of our total revenue for the second quarter and 89% of our total revenue for the third quarter.  On those sales we realized gross profit in the range of 40% to 45%.  Our plan was to achieve gross margin in the range of 40% to 50%, except when affected by distress sales to distributors, as in the first quarter of both 2007 and 2006.

Due to the slow growth of sales and low margins achieved, in the fall of 2007 we transferred operational control over Jilin Huaren to a group of experienced food supplies managers.  Our contract with the management group provided that they would receive all net earnings from Jilin Huaren in excess of specified amounts:  3 million RMB in the period from August to December 2007, 14 million RMB in 2008, etc.  Unfortunately, the transfer of control to this new group brought sales to a halt.  In the fourth quarter of 2007 we realized only $134,778 in revenue; in the first quarter of 2008 our revenue was nominal.  For this reason we intend to terminate the management agreement, and will appoint new managers later in May 2008, as discussed in the “Management” section below.

Despite our relatively low level of profitable sales, our operations in 2007 were profitable due to our low level of expenses. Our net income for 2007 was $211,940, compared to a net income of $420,581 in 2006.  The fact that we are able to operate profitably, despite low gross profit, is attributable to two essential characteristics of our business model:

•
There are thousand of individuals involved in selling our products – but we incur no payroll obligation for them.  They are owners or employees of the companies that distribute for us.  So our selling expenses were less than 2% of revenue in 2007 and have been less than 4% of our revenue since we began operations in 2005.

•
Our manufacturing activity is completely outsourced to enterprises dedicated to organic agricultural manufacturing.  As a result, during 2007 our general and administrative expense equaled less than 3.8% of our revenue.  In 2007 our depreciation expense – often a major factor in agribusiness operations – was only $11,888, since we own no manufacturing equipment.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During 2007 the unrealized gain on foreign currency translations added $576,680 to our accumulated other comprehensive income.

Our prospects for the future will depend on the success of our new managers, who will assume control of Jilin Huaren in May 2008.  We believe that our business plan, if properly implemented by competent management, can be successful, and that we have put in place most of the resources necessary to permit the plan to be implemented.  But the new management will have to revive the Company’s operations almost completely.  Whether they will be able to overcome the inertia of recent stagnancy in our operations will be known only with the passage of time.

           Liquidity and Capital Resources

On December 31, 2007 we had working capital of $5,199,729, $1,573,383 less than on December 31, 2006.  We had no long-term liabilities.  However, our working capital consisted primarily of the account receivable from Yushi Wanli Co., Ltd. (on which we have received no payments since September 2007), inventory and prepaid expenses, which are mostly advances for future inventory.  Since there remains a growing market for our organic products, we expect to be able to liquidate the inventory as soon as new management revives our marketing operations.  Accordingly, we believe that we have sufficient capital resources to fund our business, but lack the cash resources necessary to make our distribution network more efficient.

During 2005 we contracted to purchase an office building for our operations.  We have deposited $1,389,876 (equivalent to RMB 10,138,593) with the seller to cover the cost of the building and certain improvements that we require.  Title to the building has not passed to us yet, however.  So our investment is recorded on the balance sheet as a “deposit for purchase of fixed assets.”  Our plan is to dispose of the building in 2008.  In addition, on March 1, 2007 we signed a letter of intent with a village in Jilin, P.R.China to purchase a land use right from the village. This letter of intent did not list the total purchase price, but we have deposited $2,303,074 (equivalent to RMB16.8 million) to the village.  This sum represents the remainder of the “deposit for purchase of fixed assets” on our balance sheet.

The two factors that make our business particularly profitable (the independent distribution network and the outsourced manufacturing) also have an adverse effect on our cash flow. Maintaining our distribution network requires that we tolerate receivables aging that would not be acceptable if we sold direct to the stores.  At the same time, the fact that we maintain substantial inventories of raw materials and work in process on consignment at our manufacturing contractors requires that we carry inventory levels that exceed those that our own manufacturing facilities would require.  Nevertheless, during 2007, we sold a significant amount of organic crops that had been recorded as inventory at the end of 2006. In addition, we have delayed payment of taxes on our operations, resulting in a $421,251 increase in our taxes payable.  These factors enabled us to obtain $2,061,454 in cash from operations during 2007.  We used the entirety of that amount to fund the deposit we made to purchase land rights in Jilin.

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

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2007, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  The first was our determination, explained in Note 4c to the Financial Statements, that we should increase our allowance for doubtful accounts to $45,668.  We made that determination based on the good payment record of our distributor and our expectation that we will recover our current receivables in full.  The second estimate was our determination, detailed in Note 4(h) to the Financial Statements, that we had no need of a reserve for warranty costs.  The primary reason for the determination was the fact that we have received minimal warranty claims to date.

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

Our new management may be unable to revive our marketing network.

In the past six months our marketing program has all-but-terminated.  We realized only $134,778 in revenue in the 4th quarter of 2007 and nominal revenue in the first quarter of 2008.  The individuals who will take control of the company in May 2008 will be challenged to revive our marketing network.  If they are incapable of doing so, our business will fail.

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

Jilin Huaren generates revenues and incurs expenses and liabilities in Renminbi, the currency of the People’s Republic of China.  However, as a subsidiary of China Huaren Organic Products, Inc., it will report its financial results in the United States in U.S. Dollars.  As a result, our financial results will be subject to the effects of exchange rate fluctuations between these currencies.  From time to time, the government of China may take action to stimulate the Chinese economy that will have the effect of reducing the value of Renminbi.  In addition, international currency markets may cause significant adjustments to occur in the value of the Renminbi.  Any such events that result in a devaluation of the Renminbi versus the U.S. Dollar will have an adverse effect on our reported results.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

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

(c)           Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified three material weaknesses in our internal control over financial reporting.  These material weaknesses consisted of:

a. Inadequate staffing and supervision within the accounting operations of our company.  The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

b. Lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters.  Our books are maintained and our financial statements are prepared by the personnel employed at our executive offices in China.  None of our employees has substantial experience or familiarity with U.S accounting principles.  The lack of personnel in our China office who are trained in U.S. accounting principles is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP.

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 8B.  Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The Board of Directors has arranged to replace current management as soon as this Annual Report is filed.  Currently, the officers and directors of the Company are:

Name	Age	Position with the Company	Director Since
Fang Jinzhong	52	Chairman, Chief Executive Officer, Chief Financial Officer	2006
Zhang Chengcai	46	Director, V.P.- Marketing, Secretary	2006
Zhou Huakang	56	Director	2006

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

Promptly after this Annual Report is filed, Mr. Fang and Mr. Zhang will resign from their positions in the Company’s management.  The new management will be:

Name	Position with the Company

Cao Yushu	Chairman, Chief Executive Officer, Chief Financial Officer, Director
Zhou Huakang	Director

Cao Yushu.   Since 2000 Mr. Yushu has been employed as President of Heilongjiang Futian Clean Fuel Co., Ltd.  Prior to that appointment, Mr. Yushu was employed in the fuel industry as a manager, and in a government position as an accountant.

Zhou Huakang.  See above.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2007.

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

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Fang Jinzhong	2007	$10,000
	2006	$10,000
	2005	$10,000

Employment Agreements

All of our employment arrangements with our executives are on an at will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2007and those options held by him on December 31, 2007.

Option Grants in the Last Fiscal Year
					Potential realizable value at assumed annual rates of appreciation for option term
	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date
					5%	10%
Fang Jinzhong	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2006 and held by them unvested at December 31, 2007

Unvested Stock Awards in the Last Fiscal Year
	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Fang Jinzhong	0	--

Remuneration of Directors

None of the members of the Board of Directors received remuneration for service on the Board during 2007

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

There are 15,000,712 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class
Fang Jinzhong	2,376,000	15.8%
Zhang Chengcai	1,419,272	9.5%
Zhou Huakang 18 Kimberly Court East Hanover, NJ 07936	2,857,765(3)	19.1%
All officers and directors (3 persons)	6,653,037	44.4%

(1) Except as otherwise noted, the address of each shareholder is 648 Weihai Road, Changchun, Jilin Province, P.R. China.
           (2)    Except as otherwise noted, all shares are owned of record and beneficially.
(3) Represents shares held of record by Warner Technology & Investment Corp., of which Mr. Zhou is the President and controlling shareholder.

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2007.

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

Item 12.  Certain Relationships and Related Transactions

Neither Mr. Fang nor Mr. Zhang has engaged in any transaction with China Huaren, China Organic or Jilin Huaren during the past fiscal year or the current fiscal year that had a transaction value in excess of $60,000.

Item 13.  Exhibit List

(a) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2007

Consolidated Statements of Operation – Years ended December 31, 2007 and 2006

Consolidated Statements of Stockholders’ Equity and Comprehensive Income - Years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows - Years ended December 31, 2007 and 2006

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

3-a(2)	Certification of Correction of Articles of Incorporation. - filed as an exhibit to the Company’s Registration Statement on Form SB-2 (33-85218 C) and incorporated herein by reference.

3-a(3)	Amendment to Articles of Incorporation dated July 26, 1996 - filed as an Exhibit to Form 10-KSB for the year ended December 31, 1997, and incorporated herein by reference.

3-a(4)	Amendment to Articles of Incorporation dated June 15, 2005 - – filed as an exhibit to the Current Report on Form 8-K dated February 17, 2005 and incorporated herein by reference.

3-a(5)	Amendment to Articles of Incorporation dated January 16, 2007 - – filed as an exhibit to the Current Report on Form 8-K dated January 5, 2007 and incorporated herein by reference.

3-b.	By-laws. - filed as an exhibit to the Company’s Registration Statement on Form SB-2 (33-85218 C) and incorporated herein by reference.

10-a	Intention Agreement on Construction On One Million Acres of White Thorn Deep Processing Based Between Baicheng Forestry Bureau and China Huaren Organic Products Inc.

21	Subsidiaries – China Organic Health Products, Inc.
Jilin Huaren Organic Health Products Co., Ltd.

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

Item 14.  Principal Accountant Fees and Services

Audit Fees

MS Group CPA LLC billed $ 65,000.00 in connection with the audit of the Company’s financial statements for the year ended December 31, 2007 and review of the financial statements included in our 2007 10-QSB filings.  MS Group CPA LLC billed $45,000 in connection with the audit of the Company’s financial statements for the year ended December 31, 2006.

All Other Fees

MS Group CPA LLC has not billed the Company for any other services.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by MS Group CPA LLC.

China Huaren Organic Products Inc. and Subsidiary

Consolidated Financial Statements

December 31, 2007 and 2006

Page

F - 2	Report of Independent Registered Public Accounting Firm

F - 3	Consolidated Balance Sheet as of December 31, 2007

F - 4	Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006

F - 5	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended December 31, 2007 and 2006

F - 6	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006

F - 7 to F - 14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
China Huaren Organic Products Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of China Huaren Organic Products Inc. and Subsidiary as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2007. The management of China Huaren Organic Products Inc. and Subsidiary is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have nor were we engaged to perform, and audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing as opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Huaren Organic Products Inc. and Subsidiary as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two-years period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s subsidiary incurred a significant loss from operations in the fourth quarter of year 2007 and had no sales revenue in 2008. These events raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements did not include any adjustments that might result from the outcome of this uncertainty.

MS Group CPA LLC
Edison New Jersey
March 24, 2008

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

Assets
Current Assets:
Cash and equivalents	$76,658
Accounts receivable, net of allowance for doubtful amounts of $45,668	4,521,106
Inventories	762,972
Prepaid expenses	1,591,952
Other current assets	110
Total Current Assets	6,952,798

Property and Equipment, Net	10,670
Deposit for Purchase of Fixed Assets	3,692,950
Total Assets	10,656,418

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	87,732
Loan from officers/stockholders	90,132
Tax payable	1,570,078
Other current liabilities	5,127
Total Current Liabilities	1,753,069

Stockholders' Equity
Series C preferred stock, $0.01 par value, 150,000 shares in year
2007 and 2006 authorized, 100,000 shares issued and
outstanding on December 31, 2007 and 2006.	1,000
Common stock,$0.01 par value,100,000,000 shares in year 2007 and 2006 authorized; 14,699,853 shares issued and outstanding
on December 31, 2007 and 2006.	146,999
Additional paid-in capital	6,043,876
Reserve fund	259,244
Retained earnings	1,447,838
Accumulated other comprehensive income	1,004,392
Total Shareholders’ Equity	8,903,349
Total Liabilities and Stockholders’ Equity	$10,656,418

See notes to consolidated financial statements.

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For Years Ended December 31,
	2007	2006

Revenues	$7,449,370	$2,188,146
Cost of Goods Sold	6,183,543	1,104,847

Gross Profit	1,265,827	1,083,299

Operating Expenses
Selling expenses	148,262	97,159
General and administrative expenses	281,637	260,290
Research and development	52,603	76,142

Total Operating Expenses	482,502	433,591

Income From Operations	783,325	649,708

Other Income (Expenses)
Interest income	17,076	33,751
Other expense, net	(165,665)	(52,355)
Loss on disposal of inventory	(282,922)	-
Loss on disposal of fixed assets	(25,050)	(3,244)

Total Other Expenses	(456,561)	(21,848)

Income Before Income Taxes	326,764	627,860

Provision for Income Taxes	114,824	207,279

Net Income	$211,940	$420,581

Foreign Currency Translation Adjustment	576,680	262,480

Comprehensive Income	$788,620	$683,061

Net Income Per Common Share
-Basic	$0.01	$0.03
-Diluted	$0.01	$0.03

Weighted Common Shares Outstanding*
-Basic	14,699,853	14,699,853
-Diluted	14,999,850	14,999,850

* As restated to reflect recapitalization and the subsequent reverse stock split.

See notes to consolidated financial statements.

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED OF DECEMBER 31, 2007 AND 2006

							Retained	Accumulated
	Series C preferred stock				Additional		earnings /	other	Total stock-
			Common stock		paid-in	Reserve	accumulated	comprehensive	holders'
	No of shares	Amount	No of Shares	Amount	capital	fund	(deficit)	income	equity

Balance as of
December 31, 2005	-	$-	50,000,000	$6,050,000	$141,875	$161,149	$913,412	$165,232	$7,431,668

Merge with China Organic	1	1,000	(35,300,147)	(5,903,001)	5,902,001	-	-	-	-

Net income	-	-	-	-	-	-	420,581	-	420,581

Appropriation of
reserve funds	-	-	-	-	-	63,126	(63,126)	-	-

Foreign currency translation gain	-	-	-	-	-	-	-	262,480	262,480

Balance as of
December 31, 2006	1	1,000	14,699,853	146,999	6,043,876	224,275	1,270,867	427,712	8,114,729

Net income	-	-	-	-	-	-	211,940	-	211,940

Appropriation of
reserve funds	-	-	-	-	-	34,969	(34,969)	-	-

Foreign currency translation gain	-	-	-	-	-	-	-	576,680	576,680

Balance as of
December 31, 2007	1	$1,000	14,699,853	$146,999	$6,043,876	$259,244	$1,447,838	$1,004,392	$8,903,349

See notes to consolidated financial statements.

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended December 31,
	2007	2006

Cash flows From Operating Activities:
Net Income	$211,940	$420,581
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Bad debt adjustment	78,059	(6,439)
Depreciation	11,888	12,463
Loss on disposal of fixed assets	25,050	3,244
Loss on disposal of inventory	282,922	-
Changes in Operating Assets and Liabilities
Accounts receivable	(3,758,892)	1,300,090
Inventories	4,272,204	238,938
Other receivable	(110)	-
Employee travel and operation advance	-	(13,435)
Advances to suppliers	124,762	(73,972)
Prepaid expenses	435,254	(1,841,204)
Other current assets	43,451	(15,300)
Accounts payable and accrued expenses	(4,268)	60,894
Customer deposit	(78,684)	13,144
Welfare payable	-	(8,120)
Tax payable	421,251	292,536
Other current liabilities	(3,373)	(5,790)
Net Cash Provided by Operating Activities	2,061,454	377,630

Cash Flows From Investing Activities
Purchases of property and equipment	(1,675)	(3,961)
Proceeds from repayment of related party advance	37,441	502,465
Payment for deposit of purchase of fixed assets	(2,154,639)	(1,191,991)
Net Cash Used in Investing Activities	(2,118,873)	(693,487)

Cash Flows From Financing Activities
Proceeds from officers/shareholders loans	168,938	1,433,957
Payment for loan to officers/shareholders	(76,632)	(1,056,918)
Net Cash Provided by Financing Activities	92,306	377,039

Net Increase in Cash and Equivalents	34,887	61,182
Effect of Exchange Rate Changes on Cash	(44,495)	(16,784)
Cash and Equivalents, Beginning of Period	86,266	41,868
Cash and Equivalents, End of Period	$76,658	$86,266

SUPPLEMENT SCHEDULE OF NON-CASH INVESTING AND FINANCING
Other receivable decreased for inventories transfer in	$-	$(5,211,843)

See notes to consolidated financial statements.

China Huaren Organic Products Inc. and Subsidiary
Notes to Financial Statements

1. Organization and Nature of Business

China Huaren Organic Products Inc. (“the Company”) through its indirect wholly-owned subsidiary, Jilin Huaren Organic Product Co., Ltd. ("Jilin Huaren ") develops, produces, and sells a wide array of organic foods and healthcare and cosmetic products.

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

Jilin Huaren is a domestic enterprise incorporated in the Jilin district of People Republic of China (“PRC”) in February 2000. The Company was formerly known as Jilin KangJian Technology Trade Center (Jilin KangJian) and changed its name to Jilin Huaren Organic Product Co., Ltd. in December 23, 2004.

Jilin KangJian remained inactive and incurred minor administrative expenses prior to December 31, 2003. It was only in March 2004 that Jilin KangJian began its business operation as a wholesaler of organic agricultural products, nutritional health food products, and cosmetics related merchandises in PRC. The company is selling the cosmetics products under the “Huaren” brand name.

2. Net loss during Transaction Period and Management Plans

During the fourth quarter of 2007, the sales revenue of Jilin Huaren dropped down significantly and incurred net loss. In addition, Jilin Huaren had no sales revenue in the first three months of 2008. As of December 31, 2007, the Company had $76,658 cash and equivalents and $4,521,106 of net trade receivables to fund short-term working capital requirements, but these net trade receivables are all owed by one debtor and had been outstanding for more than nine months.

The Company’s ability to continue as a going concern and its future success is dependent upon its ability to find a better management team to handle the Company’s business in China, to merge with better business, and to raise capital in the near term to (1) satisfy its current obligations, and (2) the successful wide scale development and marketing of its high profit products.

The Company presently has ongoing discussions and negotiations with a number of additional financing alternatives and merger targets. However, the Company has no definitive agreements to provide funding at this time. In addition, the Company has no firm commitment with any merger target.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Basis of Presentation Basis of Preparing Accounting Statement

The accompanying consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with accounting principles generally accepted in the United States (“US GAAP”). These consolidated financial statements include the financial statements of China Huaren Organic Products Inc. and its subsidiary. All significant inter-company transactions and balances are eliminated in consolidation.

The accompanying consolidated financial statements are prepared in accordance with US GAAP. This basis of accounting differs from that used in the statutory accounts of some of the Company’s subsidiary, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises with foreign investment in the PRC (“PRC GAAP”). Necessary adjustments were made to the Subsidiary’s statutory accounts to conform to US GAAP to be included in these consolidated financial statements.

4. Summary of Significant Accounting Policies

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

c. Accounts Receivable

Accounts receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables. The allowance for doubtful accounts as of December 31, 2007 and 2006 were $45,668, and $ 2,549, respectively.

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statements of operations.

f. Research and Development Costs

Research and development cost are charged to expenses as incurred. The Company incurred $52,603 and $76,142 research and development expenses for the years ended December 31, 2007 and 2006, respectively.

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

h. Warranties

The Company offers a commercial warranty on its products. Based on historical returns, an estimated return reserve is accrued for in the period revenue is recognized. The experience for costs and expenses in connection with such warranties had been minimal and through December 31, 2007 and 2006, no amount had been reserved.

i. Fair Value of Financial Instruments

The carrying amounts of cash and equivalents, accounts receivable, inventories, prepaid expenses, other current assets, accounts payable, accrued liabilities, customer deposits, taxes payable, and other current liabilities approximate their fair value because of the immediate or short-term maturity of these financial instruments.

j. Revenue Recognition

Revenue is recognized at the date of shipment to customers, and when the price is fixed or determinable, the delivery is completed, no other significant obligations by us exist and collectibility is reasonably assured. All revenues for the years ended December 31, 2007 and 2006 were products sales revenue recorded net of value added taxes.

Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a customer deposits.

k. Advertising and Marketing Costs

Advertising and marketing costs, except for costs associated with direct-response advertising and marketing, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising and marketing expense were
$18,822 and $2,724 for the fiscal year ended December 31, 2007 and 2006, respectively.

l. Employee Welfare Benefit

The Company established an employee welfare plan in accordance with Chinese law and regulations. The Company makes an annual pre-tax contributions of 14% of all employees’ salaries. Starting from when the Chinese subsidiary became foreign fully owned company in June 2006, the Company’s Chinese subsidiary has expensed all employee welfare benefit as incurred. The total expense for the above plan amounted to $7,966 and $7,787 for the years ended December 31, 2007 and 2006, respectively.

m. Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The functional currencies of the Company's subsidiary are local currencies, primarily the Chinese Renminbi. The financial statements are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in other comprehensive income or loss.

n. Income Taxes

The Company and its U.S. subsidiary will file consolidated federal income tax return and file the Delaware state franchise tax returns individually. The Company’s PRC subsidiary files income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

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

q. Recent Pronouncements

In December 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.51" which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. In addition, it requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 160 will have on its consolidated results of operations, financial position, and financial disclosure.

In December 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 141R (revised 2007), “Business Combinations” which replaces FASB Statement No. 141, “Business Combinations”. The Statement 141R retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The Statement 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does in Statement 141R. The scope of Statement 141R is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method accounting – the acquisition method- to all transactions and other events in which on entity obtains control over one or more other businesses, the Statement 141R improves the comparability of the information about business combinations provided in financial reports. SFAS No.141R applies prospectively to business combinations for which that acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently in the process of evaluating the effect, if any, for the future acquisition and combinations.

In February 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” which permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No 159 and 157 will have on its consolidated results of operations, financial position, and cash flows.

5. Accounts Receivable

During the first quarter of 2007, the Company, facing an imminent expiration date on organic crops that it had received from Wancheng, sold those crops at cost to Yushu Wanli Co., Ltd (“Yushu”) pursuant to a sales contract. This sale on March 15, 2007 increased the Company’s accounts receivable by approximately $5,526,387 (equivalent to RMB 40,312,786), which included the merchandise price plus VAT and other sales taxes. Yushu Wanli Co., Ltd. is a non-related third party. Based upon the sales contract, Yushu started to pay the amount due to the Company in May 2007. As of December 31, 2007, the outstanding balance due from Yushu was $4,566,774 (equivalent to RMB 33,312,786). It represented all of the Company’s gross accounts receivable balance as of December 31, 2007.

6. Inventories

Inventories consist of the following:

	December 31,
	2007	2006

Work in process	$480,532	$307,047
Finished goods	242,633	4,957,890
Packaging materials and other	39,807	3,351

Total	$762,972	$5,268,288

7. Prepaid Expenses

Prepaid expenses consist of the following:

	December 31,
	2007	2006

Prepaid office rent	$267	$-
Prepaid lease fee for the right to use lands	1,591,685	1,867,599
Prepaid research and development fee	-	51,255
Prepaid heating fee	-	4,421
Total	$1,591,952	$1,923,275

8. Other Current Assets

Other current assets consist of the following:

	December 31,
	2007	2006

Other receivable	$110	$-
Employees travel and operation advance	-	25,864
Advances to suppliers	-	124,762
Loan to officers/shareholders	-	1,885
Advance to related parties	-	37,441
Other current assets	-	17,587
Total	$110	$207,539

Employee travel and operation advance consists of prepaid travel and operation fee advances to the Company’s employees. These amounts are unsecured, non-interest bearing and are due on demand.

Advance to related parties incurred in year 2006, the Company’s subsidiary in China, Jilin Huaren, deposited a portion of its daily cash revenue into a related individual's personal bank account, and withdraw cash for the Company’s regular operations if necessary. This behavior could cause ambiguity of the Company’s financial records. Accordingly, in the first quarter of 2007 all such amounts were repaid, and this practice was terminated.

9. Property and Equipment, Net

Property and equipment at cost, less accumulated depreciation, consists of the following:

		December 31,
	Estimated Life	2007	2006

Office equipments	5 years	$21,930	$18,933
Vehicles	5 years	-	41,837
Subtotal		21,930	60,770
Less: Accumulated depreciation		11,260	16,370
Total		$10,670	$44,400

Depreciation expenses charged to operations were $11,888 and $12,463 for the years ended December 31, 2007 and 2006, respectively. Loss on disposal of fixed assets for the years ended December 31, 2007 and 2006 was $25,050 and $3,244, respectively.

10. Deposit for Purchase of Fixed Assets

Starting from late 2005, the subsidiary in China, Jilin Huaren, has intended to purchase an office building from an unrelated company in P. R. China. The purchases price was $1,028,158 (equivalent to RMB7,500,000) and fix up construction cost was $361,718 (equivalent to RMB2,638,593). During 2006 and 2007, all these cost had been paid to the seller by Jilin Huaren, but the title to the property has not transferred. Jilin Huaren had occupied the property since year 2005 without paying any rent. Accordingly, Jilin Huaren recognized $17,043 (equivalent to RMB129,600) of rent expenses per year since October 1, 2005, and also recognized an offsetting amount of interest income imputed to the deposit that Jilin Huaren paid to the seller in 2005. Management estimated the value of the contribution items and expected to get fully refund $1,389,876 (equivalent to RMB10,138,593) if the purchase does not go through.

On March 1, 2007, the Company signed a letter of intent with a village in Jilin P.R.China to purchase a land use right from the village. This letter of intent did not list the total purchase price, but the Company has deposited $2,303,074 (equivalent to RMB16,800,000) to the village as of December 31, 2007. In addition, the title to the land use rights has not passed to the Company as of December 31, 2007.

Accordingly, the total deposits for purchase of fixed assets consist of the following:

	December 31,
	2007	2006

Deposit for purchase office building	$1,389,876	$1,297,217
Deposit for purchase land use right from village	2,303,074	-
Total	$3,692,950	$1,297,217

11. Operating Lease Commitments

The Company leases its office space, and certain farm and plant lands under operating lease agreements.

The following was a schedule of future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007.

Year Ending December 31,
2008	$182,233
2009	137,088
2010	137,088
2011	137,088
2012	137,088
Thereafter	5,974,739
Total minimum payments required	$6,705,324

Rent expenses amounted to $411,492 and $274,729 for the years ended December 31, 2007 and 2006, respectively.

12. Taxation

a. Corporation Income Tax (“CIT”)

The Company and its U. S. subsidiary will file consolidated federal income taxes return and file Delaware state franchise tax individually. The Company’s PRC subsidiary files income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

In accordance with the relevant PRC tax laws and regulations, the Company’s PRC subsidiary was subject to CIT at a 33% tax rate during 2007.

b. Value Added Tax (“VAT”)

The Company is subject to VAT on merchandises sales in PRC. For the years ended December 31, 2007 and 2006, a small scale tax rate of 4% was applicable.

c. Business Tax (“BT”)

The Company is also subject to Business Tax, which is charged on service income at a rate of 5% in accordance with the tax law in Jilin District of PRC.

d. Taxes Payable

As of December 31, 2007 and 2006, tax payable consists of the following:

	December 31,
	2007	2006

Value-added tax	$557,813	$233,702
Income tax	964,564	789,711
Delaware franchise taxes	21,186	-
Individual income tax withholdings	6,126	3,788
City construction, education, and other taxes	20,389	19,124
Total	$1,570,078	$1,046,325

13. Foreign Subsidiary

a ..Operations

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

As of December 31, 2007 and 2006, the Company's PRC subsidiaries established and segregated in retained earnings an aggregate amount of $259,244 and$224,275 respectively, for the Statutory Surplus Reserve and the Statutory Common Welfare Fund.

14. Concentration of Business

a. Financial Risks

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

b. Major Customers

The following summarizes sales to major customers (each 10% or more of sale):

	Sales to	Number of	Percentage
Year Ended	Major Customers	Customers	of Total
2007	$5,097,508	1	68.43%
2006	$594,363	2	26.59%

c. Major Suppliers

The following summarized purchases from major suppliers (each 10% or more of purchases):

	Purchases from	Number of	Percentage
Year Ended	Major Suppliers	Suppliers	of Total
2007	$798,509	2	92.09%
2006	$-	-	-

15. Stockholders Equity

On November 13, 2006, the Company acquired all of the outstanding capital stock of China Organic Health Products, Inc. (“China Organic”).  In connection with the closing of the acquisition (the “Share Exchange”), the Company issued to the shareholders of China Organic (a) 27,486,175 shares of common stock and (b) Series D Preferred Stock, which was convertible into 469,760,000 shares of common stock. As a part of the merger, the Company changed its name to "China Huaren Organic Products, Inc. from Ultradata Systems, Inc. " In addition, the Company announced a 1:39 reverse split of its outstanding common shares and an increase in the number of authorized shares of common stock from 50,000,000 shares, par value $0.01 to 100,000,000 shares, $0.01 par value. After recapitalization, the Series D Preferred Stock was converted into 12,045,128 common shares, and there were 14,699,853 common shares issued and outstanding, par value $0.01 on December 31, 2007.

16. Subsequent Events

On February 28, 2008, certain individuals converted all of the outstanding Series C Preferred Stock into 299,997 shares of the Company’s common stock. Therefore the Company had 15,000,712 common shares issued and outstanding, par value $0.01 on February 28, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Huaren Organic Products, Inc.

By: /s/ Fang Jingzhong
      Fang Jinzhong, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on May 9, 2008 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Fang Jinzhong
Fang Jinzhong, Director,
Chief Executive Officer,
Chief Financial Officer

/s/ Zhang Chengcai
Zhang Chengcai, Director

/s/ Zhou Huakang
Zhou Huakang, Director