Form 10-Q
period 2008-05-05
China Huaren Organic Products, Inc.
filed 2008-05-19
CIK 931947

United States
Securities and Exchange Commission
Washington, D. C. 20549

    FORM 10-Q

[X]	QUARTERLY REPORT PUSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                                                          For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT PUSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                                          For the transition period from _____ to _____

Commission File No. 0-25380

CHINA HUAREN ORGANIC PRODUCTS, INC.
(Exact Name of Small Business Issuer as specified in its Charter.)

DELAWARE	43-1401158
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

c/o American Union Securities, Inc. 100 Wall Street, 15th Floor, New York, NY 10005
(Address of Principal Executive Offices, including zip code)

212-232-0120
(Issuer's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes o    No ☒

  The number of shares of common stock, par value $.01 per share, outstanding as of May 16, 2008 was 14,699,853.

CHINA HUAREN ORGANIC PRODUCTS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED March 31, 2008
INDEX

Part I
Financial Information

Item 1.	Financial Statements

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,2008	December 31,2007
Assets	Unaudited	Audited
Current Assets:
Cash and equivalents	$2,159	$76,658
Accounts receivable, net of allowance for doubtful amounts of $47,508
and $45,668 , respectively	4,703,328	4,521,106
Inventories	840,411	762,972
Loan to officers/shareholders	59,042	-
Prepaid expenses	1,573,497	1,591,952
Other current assets	114	110
Total Current Assets	7,178,551	6,952,798

Property and Equipment, Net	10,055	10,670
Deposit for Purchase of Fixed Assets	3,841,794	3,692,950
Total Assets	11,030,400	10,656,418

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	87,854	87,732
Loan from officers/stockholders	93,673	90,132
Tax payable	1,632,506	1,570,078
Other current liabilities	2,700	5,127
Total Current Liabilities	1,816,733	1,753,069

Stockholders' Equity
Series C preferred stock, $0.01 par value, 150,000 shares authorized
100,000 shares issued and outstanding	1,000	1,000
Common stock,$0.01 par value,100,000,000 shares authorized
14,699,853 shares issued and outstanding	146,999	146,999
Additional paid-in capital	6,043,876	6,043,876
Reserve fund	259,244	259,244
Retained earnings	1,400,818	1,447,838
Accumulated other comprehensive income	1,361,730	1,004,392
Total Shareholders’ Equity	9,213,667	8,903,349
Total Liabilities and Stockholders’ Equity	$11,030,400	$10,656,418

See notes to consolidated financial statements.

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	Unaudited	Unaudited
Revenues	$-	$5,235,293
Cost of Goods Sold	-	4,983,974

Gross Profit	-	251,319

Operating Expenses
Selling expenses	2,581	69,946
General and administrative expenses	14,054	64,374

Total Operation Expenses	16,635	134,320

(Loss) Income From Operations	(16,635)	116,999

Other Income (Expenses)
Interest income	4,524	4,195
Other expense, net	(34,909)	(44,834)

Total Other Expenses	(30,385)	(40,639)

(Loss) Income Before Income Taxes	(47,020)	76,360

Provision for Income Taxes	-	25,199

Net (Loss) Income	$(47,020)	$51,161

Foreign Currency Translation Adjustment	357,338	85,223

Comprehensive Income	$310,318	$136,384

Net (Loss) Income Per Common Share
-Basic	$0.00	$0.00
-Diluted	$0.00	$0.00

Weighted Common Shares Outstanding*
-Basic	14,699,853	14,699,853
-Diluted	14,999,850	14,999,850

* As restated to reflect recapitalization and the subsequent reverse stock split.

See notes to consolidated financial statements.

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	Unaudited	Unaudited
Cash Flows From Operating Activities:
Net (Loss) Income	$(47,020)	$51,161
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Bad debt adjustment	-	24,730
Depreciation	1,023	3,056
Changes in operating assets and liabilities
Accounts receivable	-	(4,917,144)
Inventories	(44,878)	4,535,523
Employee travel and operation advance	-	1,354
Advances to suppliers	-	53,257
Prepaid expenses	79,418	98,508
Accounts payable and accrued expenses	(3,282)	33,084
Customer deposit	-	(75,051)
Tax payable	-	232,698
Other current liabilities	(2,531)	(1,401)
Net Cash (Used in) Provided by Operating Activities	(17,270)	39,775

Cash Flows From Investing Activities
Proceeds from repayment of related party advance	-	37,441
Payment for deposit of purchase of fixed assets	-	(128,137)
Net Cash Used in Investing Activities	-	(90,696)

Cash Flows From Financing Activities
Proceeds from officers/shareholders loans	-	4,143
Payment for loan to officers/shareholders	(59,042)	-
Net Cash (Used in) Provided by Financing Activities	(59,042)	4,143

Net Decrease in Cash and Equivalents	(76,312)	(46,778)
Effect of Exchange Rate Changes on Cash	1,813	(80)
Cash and Equivalents, at Beginning of Period	76,658	86,266
Cash and Equivalents, at End of Period	$2,159	$39,408

See notes to consolidated financial statements.

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Preparing Accounting Statement

The accompanying unaudited consolidated financial statements of China Huaren Organic Products Inc. and subsidiary (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report.

2. Organization and Nature of Business

China Huaren Organic Products Inc. (“the Company”) is a holding company with one subsidiary: China Organic Health Products Inc. (“China Organic”). China Organic was incorporated in 2006 as a Delaware corporation. China Organic is a holding company that owned 100% of registered capital of Jilin Huaren Organic Health Products Co., Ltd. ("Jilin Huaren "), a corporation organized under the laws of The People’s Republic of China (“PRC”).

In November 2006, the Company acquired China Organic in exchange for shares of common stock and shares of Series D Preferred Stock of the Company. The capitalizations are described in further detail in Note 13 to the accompanying consolidated financial statements.

China Organic never initiated any business activity. Most of the Company's activities are conducted through its 100% owned subsidiary Jilin Huaren. Jilin Huaren is engaged in the business of research, development, production and sale of organic foods and healthcare products.  All of Jilin Huaren’s business is currently in PRC.

Jilin Huaren is a domestic enterprise incorporated in Jilin district of PRC in February 2000. Jilin Huaren was formerly known as Jilin KangJian Technology Trade Center (Jilin KangJian) and changed its name to Jilin Huaren Organic Health Products Co., Ltd. in December 23, 2004.

3. Net loss during Transition Period and Management Plans

During the fourth quarter of 2007, the sales revenue of Jilin Huaren had dropped down significantly and the Company incurred a net loss. During the first quarter of 2008, the sales revenue was none. As of March 31, 2008, the Company had $2,159 cash and equivalents and $4,703,328 of net trade receivables to fund short-term working capital requirements.  But these net trade receivables have been outstanding for more than one year.

The Company’s ability to continue as a going concern and its future success is dependent upon its ability to find a better management team to handle the Company’s business in China, to merge with a better business, and to raise capital in the near term to (1) satisfy its current obligations, and (2) fund the successful wide scale development and marketing of its products.

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

b. Revenue Recognition

Revenue is recognized at the date of shipment to customers, and when the price is fixed or determinable, the delivery is completed, no other significant obligations of us exist and collectibles is reasonably assured. All revenues for the quarter ended March 31, 2007 were product sales revenue recorded net of value added taxes. There were no sales during the first quarter of 2008.

Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a customer deposits.

c. Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The functional currencies of the Company's subsidiaries are local currencies, primarily the Chinese Renminbi. The financial statements are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in other comprehensive income or loss of statements of operations and comprehensive income (loss).

d. Income Taxes

The Company and its U. S. subsidiary will file consolidated federal income tax returns and individual state franchise tax returns. The Company’s PRC subsidiary files income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

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

e. Comprehensive Income

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

f. Segment Reporting

SFAS 131, Disclosure about Segments of an Enterprise and Related Information, requires disclosure of reportable segments used by management for making operating decisions and assessing performance. Reportable segments are categorized by products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company’s financial statements as substantially all of our operations and management is under a single operating segment.

g. Recent Pronouncements

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

In February 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” which permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity 15 first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No 159 and 157 will have on its consolidated results of operations, financial position, and cash flows.

5. Accounts receivable

During the first quarter of 2007, the Company, facing an imminent expiration date on organic crops that it had received from Wancheng, sold those crops at cost to Yushu Wanli Co., Ltd (“Yushu”) pursuant to a sales contract. This sale on March 15, 2007 increased the Company’s accounts receivable by approximately $5,749,114 (equivalent to RMB 40,312,786), which included the merchandise price plus VAT and other sales taxes. Yushu Wanli Co., Ltd. is a non-related third party. Based upon the sales contract, Yushu started to pay the amount due to the Company in May 2007. As of March 31, 2008, the outstanding balance due from Yushu was $4,750,836 (equivalent to RMB 33,312,786). It represented all of the Company’s gross accounts receivable balance as of March 31, 2008.

6. Inventories

Inventories consist of the following:

	March 31,2008	December 31,2007
	Unaudited	Audited
Finished goods	$252,412	$242,633
Work in process	546,586	480,532
Packaging materials and other	41,413	39,807

Total	$840,411	$762,972

7. Prepaid Expenses

Prepaid expenses consist of the following:

	March 31,2008	December 31,2007
	Unaudited	Audited
Prepaid office rent	$-	$267
Prepaid lease fee for the right to use lands	1,573,497	1,591,685
Total	$1,573,497	$1,591,952

8. Property and Equipment, Net

Property and equipment at cost, less accumulated depreciation, consists of the following:

	Estimated Life	March 31,2008	December 31,2007
		Unaudited	Audited
Office equipments	5 years	$22,814	$21,930
Subtotal		22,814	21,930
Less: Accumulated depreciation		12,759	11,260
Total		$10,055	$10,670

Depreciation expenses charged to operations were $1,023 and $3,056 for the three months ended March 31, 2008 and 2007, respectively.

9. Deposit for Purchase of Fixed Assets

Starting from late 2005, the subsidiary in China, Jilin Huaren, has intended to purchase an office building from an unrelated company in P. R. China. The purchase price was $1,069,598 (equivalent to RMB 7,500,000) and fix up construction cost was $376,298 (equivalent to RMB 2,638,593). During 2006 and 2007, all these cost had been paid to the seller by Jilin Huaren, but the title to the property has not been transferred. Jilin Huaren had occupied the property since 2005 without paying any rent. Accordingly, Jilin Huaren has recognized $18,097 (equivalent to RMB 129,600) of rent expenses per year since October 1, 2005, and has recognized an equal amount of interest income imputed on the payments that Jilin Huaren made to the seller since 2005. Management has estimated the value of the contribution items, and expects to get a full refund of $1,445,896 (equivalent to RMB 10,138,593) if the purchase does not go through.

On March 1, 2007, Jilin Huaren signed a letter of intent with a village in Jilin P.R.China to purchase a land use right from the village. This letter of intent did not list the total purchase price, but Jilin Huaren had deposited $2,395,898 (equivalent to RMB16,800,000) to the village as of March 31, 2008. In addition, the title to the land use rights has not passed to Jilin Huaren yet as of March 31, 2008.

The Company’s total deposits for purchase of fixed assets, therefore, consist of the following:

	March 31,2008	December 31,2007
	Unaudited	Audited
Deposit for purchase office building	$1,445,896	$1,389,876
Deposit for purchase land use right from village	2,395,898	2,303,074
Total	$3,841,794	$3,692,950

10. Operating lease commitments

The Company leases office space and certain farm and plant lands under operating lease agreements.

The following is a schedule of future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms beyond March 31, 2008.

Operating Lease Commitments

Quarter Ending March 31,
2008	$142,613
2009	142,613
2010	142,613
2011	142,613
2012	142,613
Thereafter	6,179,897
Total minimum payments required	$6,892,962

Rent expenses amounted to $85,691 and $100,566 for the three months ended March 31, 2008 and 2007, respectively.

11. Taxation

a. Corporation Income Tax (“CIT”)

The Company and its US subsidiary will file consolidated federal and individual state franchise tax returns. The Company’s PRC subsidiary files income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

In accordance with the relevant PRC tax laws and regulations, the Company’s PRC subsidiary was subject to CIT at 33% and 25% tax rate before and after December 31, 2007, respectively.

b. Value Added Tax (“VAT”)

The Company is subjected to VAT on merchandise sales in PRC. For the quarter ended March 31, 2008 and 2007, a small scale VAT tax rate of 4% was applicable.

c. Business Tax (“BT”)

The Company also subject to Business Tax, which is charged on the service income at a generate rate of 5% in accordance with the tax law in Jilin District of PRC.

d. Taxes Payable

As of March 31, 2008 and December 31, 2007, tax payable consists of the following:

Taxes Payable

	March 31,2008	December 31,2007
	Unaudited	Audited
Value-added tax	$580,295	$557,813
Income tax	1,003,440	964,564
Delaware franchise taxes	21,186	21,186
Individual income tax withholdings	6,373	6,126
City construction, education, and other taxes	21,212	20,389
Total	$1,632,506	$1,570,078

12. Foreign Subsidiary

a. Operations

Substantially all of the Company’s operations are carried out through its subsidiary located in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

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

As of March 31, 2008 and as of December 31, 2007, the Company’s PRC subsidiaries established and segregated in retained earnings an aggregate amount of $259,244 respectively, for the Statutory Surplus Reserve and the Statutory Common Welfare Fund.

13. Stockholders Equity

On November 13, 2006, the Company acquired all of the outstanding capital stock of China Organic Health Products, Inc. (“China Organic”).  In connection with the closing of the acquisition (the “Share Exchange”), the Company issued to the shareholders of China Organic (a) 27,486,175 shares of common stock and (b) Series D Preferred Stock, which was convertible into 469,760,000 shares of common stock. As a part of the merger, we changed our corporate name to "China Huaren Organic Products, Inc. from Ultradata Systems, Inc. " In addition, the Company brought into effect a 1:39 reverse split of its outstanding common shares and an increase in the number of authorized shares of common stock from 50,000,000 shares, par value $0.01 to 100,000,000 shares, $0.01 par value. After recapitalization, the Series D Preferred Stock was converted into 12,045,128 common shares, and there were 14,699,853 common shares issued and outstanding, par value $0.01 on March 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2008 and 2007, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented in our annual report on Form 10-KSB as filed with the Securities and Exchange Commission on May 9, 2008.

Results of Operations

Jilin Huaren commenced its marketing operations in March of 2005.  In the spring of both 2006 and 2007, however, we found ourselves with large inventories of perishable goods that we were unable to sell before their expiration dates.  So at both times we transferred the goods to another distributor at cost.  The transaction in 2007 involved a sale to Yushu Wanli Co., Ltd. of foodstuffs for $5,295,971 (equivalent at that time to RMB 40,312,786) (including tax) under a contract that called for payments to begin in cash in May 2007. This transaction relieved us of the problem of perishable inventory.  But the result was that we realized only $251,319 in gross profit on the transaction.  This gross margin is inadequate to provide the funds we need for more than a minimal level of operations.

The problem with the Yushu Wanli transaction was compounded when Yushu Wanli stopped making payments on the account.  During the second and third quarters of 2007, we received $934,227 from this client. Since that time we have received nothing.  We believe that the account is good, and that it will eventually be paid in full.  But we do not know when payment will be received.

Due to the slow growth of sales and low margins achieved, in the fall of 2007 we transferred operational control over Jilin Huaren to a group of experienced food supplies managers.  Our contract with the management group provided that they would receive all net earnings from Jilin Huaren in excess of specified amounts: 3 million RMB in the period from August to December 2007, 14 million RMB in 2008, etc. Unfortunately, the transfer of control to this new group brought sales to a halt.  In the fourth quarter of 2007 we realized only $134,778 in revenue; in the first quarter of 2008 we had no revenue.  For this reason we have terminated the management agreement, and have appointed new managers, who will assume their positions later in May 2008.

Despite the absence of revenue, we lost only $47,020 in the first quarter of 2008, as we have eliminated most of our expenses.  Likewise, despite our relatively low level of profitable sales, our operations in 2007 were profitable due to our low level of expenses. Our net income for the first quarter of 2007 was $51,161.  The fact that we are able to operate profitably in the first quarter of 2007, despite low gross profit, is attributable to two essential characteristics of our business model:

•
There are thousand of individuals involved in selling our products – but we incur no payroll obligation for them.  They are owners or employees of the companies that distribute for us.  So our selling expenses were less than 2% of revenue in the first quarter of 2007 and have been less than 4% of our revenue since we began operations in 2005.

•
Our manufacturing activity is completely outsourced to enterprises dedicated to organic agricultural manufacturing.  As a result, during the first quarter of 2007 our general and administrative expense equaled less than 1.3% of our revenue. During the first quarter of 2008 and 2007 our depreciation expense – often a major factor in agribusiness operations – were only $1,023 and 3,056, respectively, since we own no manufacturing equipment.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the first quarter of 2008 and 2007, the unrealized gain on foreign currency translations added $357,338 and $85,223 to our accumulated other comprehensive income.

Our prospects for the future will depend on the success of our new managers, who will assume control of Jilin Huaren in May 2008.  We believe that our business plan, if properly implemented by competent management, can be successful and that we have put in place most of the resources necessary to permit the plan to be implemented.  But the new management will have to revive the Company’s operations almost completely.  Whether they will be able to overcome the inertia of recent stagnancy in our operations will be known only with the passage of time.

      Liquidity and Capital Resources

On March 31, 2008 we had working capital of $5,361,817, $162,088 more than on December 31, 2007. We had no long-term liabilities. However, our working capital consisted primarily of the account receivable from Yushu Wanli Co., Ltd. (on which we have received no payment since September 2007) and prepaid expenses, which are mostly advances for lease fees of land on which we will plant our future crops. Since the market for our organic products continues to grow, we do not anticipate any difficulty in liquidating the inventory. However we lack the cash necessary to make our distribution network more efficient, having had only $2,159 in cash as of March 31, 2008.  To obtain the necessary cash, we expect make more effort in collecting our account receivable.  We will also be seeking to acquire the necessary funds from outside sources or majority shareholders in the second quarter of 2008.

During 2005 we contracted to purchase an office building for our operations. We have deposited $1,445,896 (equivalent to RMB 10,138,593) with the seller to cover the cost of the building and certain improvements that we require.  Title to the building has not passed to us yet, however.  So our investment is recorded on the balance sheet as a “deposit for purchase of fixed assets.”  In addition, on March 1, 2007 we signed a letter of intent with a village in Jilin, P.R.China to purchase a land use right from the village. This letter of intent did not list the total purchase price, but we have deposited $2,395,898 (equivalent to RMB16.8 million) to the village. This sum represents the remainder of the “deposit for purchase of fixed assets” on our balance sheet.

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

Item 3.                         Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Huaren in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Huaren is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Huaren’s system of disclosure controls and procedures was effective as of March 31, 2008 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

.During the most recent quarter ended March 31, 2008, there has been no change in our internal control over financial reporting (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II   -   Other Information

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
A smaller reporting company is not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3.	Defaults upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Securities Holders
None

Item 5.	Other information
None

Item 6.	Exhibits

Exhibit
Number     Description

31	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabranes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CHINA HUAREN ORGANIC PRODUCTS, INC.

Date: May 19, 2008	By: /s/ Jinzhong Fang
Jinzhong Fang, Chief Executive Officer
and Chief Financial Officer