Form 10-Q
period 2008-06-30
China Huaren Organic Products, Inc.
filed 2008-08-19
CIK 931947

United States
Securities and Exchange Commission
Washington, D. C. 20549

    FORM 10-Q

[X]	QUARTERLY REPORT PUSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended June 30, 2008

[ ]	TRANSITION REPORT PUSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 0-25380

CHINA HUAREN ORGANIC PRODUCTS, INC.
(Exact Name of Small Business Issuer as specified in its Charter.)

DELAWARE	43-1401158
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

c/o American Union Securities, Inc. , 100 Wall Street, 15th Floor, New York, NY 10005
(Address of Principal Executive Offices, including zip code)

212-232-0120
(Issuer's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes      No ☒

   The number of shares of common stock, par value $.01 per share, outstanding as of August 19, 2008 was 14,699,853.

CHINA HUAREN ORGANIC PRODUCTS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED June 30, 2008
INDEX

Part I
Financial Information

Item 1.	Financial Statements

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
Assets	Unaudited	Audited
Current Assets:
Cash and equivalents	$14,510	$76,658
Accounts receivable, net of allowance for doubtful amounts of $48,567
and $45,668 , respectively	4,808,161	4,521,106
Inventories	300,373	762,972
Prepaid expenses	1,572,500	1,591,952
Other current assets	8,019	110
Total Current Assets	6,703,563	6,952,798

Property and Equipment, Net	9,211	10,670
Deposit for Purchase of Fixed Assets	3,927,424	3,692,950
Total Assets	10,640,198	10,656,418

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	98,824	87,732
Loan from officers/stockholders	93,670	90,132
Tax payable	1,677,889	1,570,078
Other current liabilities	481	5,127
Total Current Liabilities	1,870,864	1,753,069

Stockholders' Equity
Series C preferred stock, $0.01 par value, 150,000 shares authorized
100,000 shares issued and outstanding	1,000	1,000
Common stock,$0.01 par value,100,000,000 shares authorized
14,699,853 shares issued and outstanding	146,999	146,999
Additional paid-in capital	6,043,876	6,043,876
Reserve fund	259,244	259,244
Retained earnings	766,752	1,447,838
Accumulated other comprehensive income	1,551,463	1,004,392
Total Shareholders’ Equity	8,769,334	8,903,349
Total Liabilities and Stockholders’ Equity	$10,640,198	$10,656,418

See notes to consolidated financial statements.

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues	$-	$1,345,385	-	$6,580,678
Cost of Goods Sold	-	789,864	-	5,773,838

Gross Profit	-	555,521	-	806,840

Operating Expenses
Selling expenses	2,331	3,102	4,912	73,048
General and administrative expenses	47,781	99,712	61,835	164,086

Total Operation Expenses	50,112	102,814	66,747	237,134

(Loss) Income From Operations	(50,112)	452,707	(66,747)	569,706

Other Income (Expenses)
Interest income	4,656	4,228	9,180	8,423
Other expense, net	(45,673)	(32,629)	(80,582)	(77,463)
Loss on disposal of inventory	(542,937)	-	(542,937)	-

Total Other Expenses	(583,954)	(28,401)	(614,339)	(69,040)

(Loss) Income Before Income Taxes	(634,066)	424,306	(681,339)	500,666

Provision for Income Taxes	-	140,021	-	165,220

Net (Loss) Income	$(634,066)	$284,285	(681,086)	$335,446

Foreign Currency Translation Adjustment	189,733	124,251	547,071	209,474

Comprehensive (Loss) Income	$(444,333)	$408,536	(134,015)	$544,920

Net (Loss) Income Per Common Share
-Basic	$(0.04)	$0.02	(0.05)	$0.02
-Diluted	$(0.04)	$0.02	(0.05)	$0.02

Weighted Common Shares Outstanding*
-Basic	14,699,853	14,699,853	14,699,853	14,699,853
-Diluted	14,999,850	14,999,850	14,999,850	14,999,850

* As restated to reflect recapitalization and the subsequent reverse stock split.

See notes to consolidated financial statements.

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2008	2007
	Unaudited	Unaudited
Cash Flows From Operating Activities:
Net (Loss) Income	$(681,086)	$335,446
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Bad debt adjustment	-	20,358
Depreciation	2,076	6,145
Loss on disposal of inventory	542,937	-
Changes in operating assets and liabilities
Accounts receivable	-	(4,026,577)
Inventories	(47,727)	4,417,882
Other receivable	(575)	-
Employee travel and operation advance	-	15,248
Advances to suppliers	(7,290)	49,478
Prepaid expenses	113,333	194,259
Accounts payable and accrued expenses	5,192	67,777
Customer deposit	-	(75,052)
Tax payable	-	423,251
Other current liabilities	(4,675)	642
Net Cash (Used in) Provided by Operating Activities	(77,815)	1,428,857

Cash Flows From Investing Activities
Proceeds from repayment of related party advance	-	37,441
Payment for deposit of purchase of fixed assets	-	(1,513,948)
Net Cash Used in Investing Activities	-	(1,476,507)

Cash Flows From Financing Activities
Proceeds from officers/shareholders loans	72,896	2,202
Payment for loan to officers/shareholders	(74,937)	1,885
Net Cash (Used in) Provided by Financing Activities	(2,041)	4,087

Net Decrease in Cash and Equivalents	(79,856)	(43,563)
Effect of Exchange Rate Changes on Cash	17,706	(3,026)
Cash and Equivalents, at Beginning of Period	76,660	86,266
Cash and Equivalents, at End of Period	$14,510	$39,677

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

3. Net loss during Transition Period and Management Plans

During the fourth quarter of 2007, the sales revenue of Jilin Huaren had dropped down significantly and the Company incurred a net loss. During the first six months of 2008, the sales revenue was none. As of June 30, 2008, the Company had $14,510 cash and equivalents and $4,808,161 of net trade receivables to fund short-term working capital requirements. But these net trade receivables have been outstanding for more than one year.

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

b. Revenue Recognition

Revenue is recognized at the date of shipment to customers, and when the price is fixed or determinable, the delivery is completed, no other significant obligations of us exist and collectibles is reasonably assured. All revenues for the six months ended June 30, 2007 were product sales revenue recorded net of value added taxes. There were no sales during the first six months of 2008.

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

4. Summary of Significant Accounting Policies (Continued)

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

e. Recent Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 indicates the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing SFAS 162 to achieve that result. SFAS 162 also identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is in the process of evaluating the new disclosure requirements under SFAS 162.

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.161,"Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133" ("SFAS 161"). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format;(2) the disclosure of derivative features that are credit risk-related; and (3)cross-referencing within the footnotes. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends), with early application encouraged.  The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

In December 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” which clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. In addition, it requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.

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

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS 141R will have on its financial statements.

5. Accounts receivable

During the first quarter of 2007, the Company, facing an imminent expiration date on organic crops that it had received from Wancheng, sold those crops at cost to Yushu Wanli Co., Ltd (“Yushu”) pursuant to a sales contract. This sale on March 15, 2007 increased the Company’s accounts receivable by approximately $5,877,270 (equivalent to RMB 40,312,786), which included the merchandise price plus VAT and other sales taxes. Yushu Wanli Co., Ltd. is a non-related third party. Based upon the sales contract, Yushu started to pay the amount due to the Company in May 2007. As of June 30, 2008, the outstanding balance due from Yushu was $4,856,728 (equivalent to RMB 33,312,786). It represented all of the Company’s gross accounts receivable balance as of June 30, 2008.

6. Inventories

Inventories consist of the following:

	June 30, 2008	December 31, 2007
	Unaudited	Audited
Finished goods	$258,038	$242,633
Work in process	-	480,532
Packaging materials and other	42,335	39,807

Total	$300,373	$762,972

7. Prepaid Expenses

Prepaid expenses consist of the following:

	June 30, 2008	December 31, 2007
	Unaudited	Audited
Prepaid office rent	$379	$267
Prepaid lease fee for the right to use lands	1,572,121	1,591,685
	$1,572,500	$1,591,952
Total

8. Property and Equipment, Net

Property and equipment at cost, less accumulated depreciation, consists of the following:

	Estimated Life	June 30, 2008	December 31, 2007
		Unaudited	Audited
Office equipments	5 years	$23,322	$21,930
Subtotal		23,322	21,930
Less: Accumulated depreciation		14,111	11,260
Total		$9,211	$10,670

Depreciation expenses charged to operations were $2,076 and $6,145 for the six months ended June 30, 2008 and 2007, respectively.

9. Deposit for Purchase of Fixed Assets

Starting from late 2005, the subsidiary in China, Jilin Huaren, has intended to purchase an office building from an unrelated company in P. R. China. The purchase price was $1,093,438 (equivalent to RMB 7,500,000) and fix up construction cost was $384,685 (equivalent to RMB 2,638,593). During 2006 and 2007, all these cost had been paid to the seller by Jilin Huaren, but the title to the property has not been transferred. Jilin Huaren had occupied the property since 2005 without paying any rent. Accordingly, Jilin Huaren has recognized $18,359 (equivalent to RMB 129,600) of rent expenses per year since October 1, 2005, and has recognized an equal amount of interest income imputed on the payments that Jilin Huaren made to the seller since 2005. Management has estimated the value of the contribution items, and expects to get a full refund of $1,478,123 (equivalent to RMB 10,138,593) if the purchase does not go through.

On March 1, 2007, Jilin Huaren signed a letter of intent with a village in Jilin P.R.China to purchase a land use right from the village. This letter of intent did not list the total purchase price, but Jilin Huaren had deposited $2,449,301 (equivalent to RMB16,800,000) to the village as of June 30, 2008. In addition, the title to the land use rights has not passed to Jilin Huaren yet as of June 30, 2008.

The Company’s total deposits for purchase of fixed assets, therefore, consist of the following:

	June 30, 2008	December 31, 2007
	Unaudited	Audited
Deposit for purchase office building	$1,478,123	$1,389,876
Deposit for purchase land use right from village	2,449,301	2,303,074
Total	$3,927,424	$3,692,950

10. Operating lease commitments

The Company leases office space and plant lands under operating lease agreements.

The following is a schedule of future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms beyond June 30, 2008.

Quarter Ending June 30,
2009	$147,308
2010	145,792
2011	145,792
2012	145,792
2013	145,792
Thereafter	6,281,193
Total minimum payments required	$7,011,669

Rent expenses amounted to $81,203 and $202,194 for the six months ended June 30, 2008 and 2007, respectively.

11. Taxation

a. Corporation Income Tax (“CIT”)

The Company and its US subsidiary will file consolidated federal and individual state franchise tax returns. The Company’s PRC subsidiary files income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

In accordance with the relevant PRC tax laws and regulations, the Company’s PRC subsidiary was subject to CIT at 33% and 25% tax rate before and after January 1, 2008, respectively.

b. Value Added Tax (“VAT”)

The Company is subjected to VAT on merchandise sales in PRC. For the six months ended June 30, 2008 and 2007, a small scale VAT tax rate of 4% was applicable.

c. Business Tax (“BT”)

The Company is also subject to Business Tax, which is charged on the service income at a rate of 5% in accordance with the tax law in Jilin District of PRC.

d. Taxes Payable

As of June 30, 2008 and December 31, 2007, tax payable consists of the following:

	June 30, 2008	December 31, 2007
	Unaudited	Audited
Value-added tax	$593,229	$557,813
Income tax	1,025,806	964,564
Delaware franchise taxes	30,654	21,186
Individual income tax withholdings	6,515	6,126
City construction, education, and other taxes	21,685	20,389
Total	$1,677,889	$1,570,078

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

As of June 30, 2008 and as of December 31, 2007, the Company’s PRC subsidiaries established and segregated in retained earnings an aggregate amount of $259,244 respectively, for the Statutory Surplus Reserve and the Statutory Common Welfare Fund.

13. Stockholders Equity

On November 13, 2006, the Company acquired all of the outstanding capital stock of China Organic Health Products, Inc. (“China Organic”).  In connection with the closing of the acquisition (the “Share Exchange”), the Company issued to the shareholders of China Organic (a) 27,486,175 shares of common stock and (b) Series D Preferred Stock, which was convertible into 469,760,000 shares of common stock. As a part of the merger, we changed our corporate name to "China Huaren Organic Products, Inc. from Ultradata Systems, Inc. " In addition, the Company brought into effect a 1:39 reverse split of its outstanding common shares and an increase in the number of authorized shares of common stock from 50,000,000 shares, par value $0.01 to 100,000,000 shares, $0.01 par value. After recapitalization, the Series D Preferred Stock was converted into 12,045,128 common shares.  As a result, there were 14,699,853 common shares issued and outstanding, par value $0.01 on June 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our consolidated financial condition and results of operations for the six months ended June 30, 2008 and 2007, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented in our annual report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on May 9, 2008.

Results of Operations

Jilin Huaren commenced its marketing operations in March of 2005.  In the spring of both 2006 and 2007, however, we found ourselves with large inventories of perishable goods that we were unable to sell before their expiration dates.  So at both times we transferred the goods to another distributor at cost.  The transaction in 2007 involved a sale to Yushu Wanli Co., Ltd. of foodstuffs for $5,877,270 (equivalent at that time to RMB 40,312,786) (including tax) under a contract that called for payments to begin in cash in May 2007. This transaction relieved us of the problem of perishable inventory. But the result was that we realized only $251,319 in gross profit on the transaction. This gross margin is inadequate to provide the funds we need for more than a minimal level of operations.

The problem with the Yushu Wanli transaction was compounded when Yushu Wanli stopped making payments on the account. During the second and third quarters of 2007, we received $934,227 from this client. Since that time we have received nothing.  We believe that the account is good, and that it will eventually be paid in full. But we do not know when payment will be received.

Due to the slow growth of sales and low margins achieved, in the fall of 2007 we transferred operational control over Jilin Huaren to a group of experienced food supplies managers.  Our contract with the management group provided that they would receive all net earnings from Jilin Huaren in excess of specified amounts: 3 million RMB in the period from August to December 2007, 14 million RMB in 2008, etc. Unfortunately, the transfer of control to this new group brought sales to a halt.  In the fourth quarter of 2007 we realized only $134,778 in revenue; in the first six months of 2008 we had no revenue.  For this reason we have terminated the management agreement, and have appointed new managers, who assumed their positions in late May 2008.

Our operations during the first six months of 2008 produced only a low level of operating expenses.  For the three and six month periods ended June 30, 2008, our operating expenses were $50,112 and $66,747, respectively, with the second quarter being somewhat higher than the first quarter due to the arrival of new managers in May 2008.  Those amounts likewise represented our loss from operations for those periods, since we had no revenue.  By comparison, during the three and six month periods ended June 30, 2007, during which our company had profitable operations, we incurred operating expenses of $102,814 and $237,134, respectively.  Our operating expenses for the future will depend in large part on the level of operations that our new managers are able to achieve.

During the six months ended June 30, 2008, we incurred a net loss of $681,086.  The greater portion of this loss was caused by a loss on disposal of inventory in amount of $542,937.  The loss on disposal of inventory occurred as we were unable to process the organic grains and raw materials into final packaged goods for sale to the end-user consumers. As a result, the perishable foodstuffs became unusable and subsequently marked as a loss on the disposal of inventory. Excluding the loss on disposal of inventory, our net loss for the three months ended June 30, 2008 was $91,129, as “other expenses” of $41,017 were added to our loss from operations.

If our new managers are able to revive our business operations, our business plan should provide an opportunity for those operations to be profitable.  By way of example, in the first six months of 2007, despite the relatively low margin realized on our sales, our operations were profitable due to our low level of expenses. Our net income for the first six months of 2007 was $335,446. The fact that we are able to operate profitably in the first six months of 2007, despite low gross profit, is attributable to two essential characteristics of our business model:

•
There are thousand of individuals involved in selling our products – but we incur no payroll obligation for them. They are owners or employees of the companies that distribute for us.  So our selling expenses were less than 2% of revenue in the first six months of 2007 and have been less than 4% of our revenue since we began operations in 2005.

•
Our manufacturing activity is completely outsourced to enterprises dedicated to organic agricultural manufacturing.  As a result, during the first six months of 2007 our general and administrative expense equaled less than 2.5% of our revenue.  During the first six months of 2008 and 2007 our depreciation expense – often a major factor in agribusiness operations – were only $2,076 and 6,145, respectively, since we own no manufacturing equipment.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the first six months of 2008 and 2007, the unrealized gain on foreign currency translations added $547,180, and $209,474 to our accumulated other comprehensive income.

Our prospects for the future will depend on the success of our new managers, who assumed control of Jilin Huaren in May 2008.  We believe that our business plan, if properly implemented by competent management, can be successful and that we have put in place most of the resources necessary to permit the plan to be implemented.  But the new management will have to revive the Company’s operations almost completely.  Whether they will be able to overcome the inertia of recent stagnancy in our operations will be known only with the passage of time.

           Liquidity and Capital Resources

On June 30, 2008 we had working capital of $4,832,699, $367,030 less than on December 31, 2007. The reduction was primarily the result of the loss we sustained in the first six months of 2008.  We had no long-term liabilities. However, our working capital consisted primarily of the account receivable from Yushu Wanli Co., Ltd. (on which we have received no payment since September 2007) and prepaid expenses, which are mostly advances for lease fees of land on which we will plant our future crops. Since the market for our organic products continues to grow, we do not anticipate any difficulty in liquidating the inventory. However, we lack the cash necessary to make our distribution network more efficient, having had only $14,510 in cash and equivalents as of June 30, 2008.  To obtain the necessary cash, we expect make more effort in collecting our account receivable.  We will also be seeking to acquire the necessary funds from outside sources or majority shareholders in the next quarter of 2008.

During 2005 we contracted to purchase an office building for our operations. We have deposited $1,478,123 (equivalent to RMB 10,138,593) with the seller to cover the cost of the building and certain improvements that we require.  Title to the building has not passed to us yet, however.  So our investment is recorded on the balance sheet as a “deposit for purchase of fixed assets.”  In addition, on March 1, 2007 we signed a letter of intent with a village in Jilin, P.R.China to purchase a land use right from the village. This letter of intent did not list the total purchase price, but we have deposited $2,449,301 (equivalent to RMB16.8 million) to the village. This sum represents the remainder of the “deposit for purchase of fixed assets” on our balance sheet.

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

Item 4T.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures??means controls and other procedures that are designed to insure that information required to be disclosed by China Huaren in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Huaren is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Huaren’s system of disclosure controls and procedures was effective as of June 30, 2008 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II ‑ Other Information

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
A smaller reporting company is not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3.	Defaults upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit
Number                Description
31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HUAREN ORGANIC PRODUCTS, INC.

Date: August 19, 2008	By: /s/ Yushu Cao
Mrs. Yushu Cao, Chief Executive Officer
and Chief Financial Officer