Form 10-Q
period 2008-09-30
China Huaren Organic Products, Inc.
filed 2008-11-19
CIK 931947

United States
Securities and Exchange Commission
Washington, D. C. 20549

    FORM 10-Q

[X]	QUARTERLY REPORT PUSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes o    No ☒

   The number of shares of common stock, par value $0.01 per share, outstanding as of November 19, 2008 was 15,000,712

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
Assets	Unaudited	Audited
Current Assets:
Cash and equivalents	$9,013	$76,658
Accounts receivable, net of allowance for doubtful amounts of zero
and $45,668 , respectively	-	4,521,106
Inventories	-	762,972
Prepaid expenses	1,558,954	1,591,952
Other current assets	736	110
Total Current Assets	1,568,703	6,952,798

Property and Equipment, Net	11,474	10,670
Deposit for Purchase of Fixed Assets	3,967,462	3,692,950
Deferred Tax Asset	56,537	-
Total Assets	5,604,176	10,656,418

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	122,830	87,732
Loan from officers/stockholders	129,317	90,132
Tax payable	1,694,681	1,570,078
Other current liabilities	2,106	5,127
Total Current Liabilities	1,948,934	1,753,069

Stockholders' Equity
Series C preferred stock, $0.01 par value, 150,000 shares authorized,
zero and 100,000 shares issued and outstanding	-	1,000
Common stock, $0.01 par value,100,000,000 shares authorized,
15,000,712 and 14,699,853 shares issued and outstanding	150,007	146,999
Additional paid-in capital	6,041,868	6,043,876
Reserve fund	259,244	259,244
Retained earnings	(4,301,992)	1,447,838
Accumulated other comprehensive income	1,506,115	1,004,392
Total Shareholders’ Equity	3,655,242	8,903,349
Total Liabilities and Stockholders’ Equity	$5,604,176	$10,656,418

See notes to consolidated financial statements.

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues	$-	$733,914	$-	$7,314,592
Cost of Goods Sold	-	345,740	-	6,119,578

Gross Profit	-	388,174	-	1,195,014

Operating Expenses
Selling expenses	3,271	43,785	8,183	116,833
General and administrative expenses	56,594	74,175	118,429	238,261

Total Operating Expenses	59,865	117,960	126,612	355,094

(Loss) Income From Operations	(59,865)	270,214	(126,612)	839,920

Other Income (Expense)
Interest income	4,744	4,297	13,924	12,720
Other expense, net	(36,245)	(33,319)	(116,827)	(110,782)
Bad debts	(4,731,192)	-	(4,731,192)	-
Loss on disposal of inventory	(301,173)	-	(844,110)	-
Total Other Expense	(5,063,866)	(29,022)	(5,678,205)	(98,062)

(Loss) Income Before Income Taxes	(5,123,731)	241,192	(5,804,817)	741,858

Provision for Income Taxes	(54,987)	87,105	(54,987)	252,325

Net (Loss) Income	$(5,068,744)	$154,087	$(5,749,830)	$489,533

Foreign Currency Translation Adjustment	(45,348)	138,586	501,723	348,060

Comprehensive (Loss) Income	$(5,114,092)	$292,673	$(5,248,107)	$837,593

Net (Loss) Income Per Common Share
-Basic	$(0.34)	$0.01	$(0.38)	$0.03
-Diluted	$(0.34)	$0.01	$(0.38)	$0.03

Weighted Common Shares Outstanding*
-Basic	15,000,712	14,699,853	14,936,083	14,699,853
-Diluted	15,000,712	14,999,850	14,936,083	14,999,850

* As restated to reflect recapitalization and the subsequent reverse stock split.

See notes to consolidated financial statements.

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
	Unaudited	Unaudited
Cash Flows From Operating Activities:
Net (Loss) Income	$(5,749,830)	$489,533
Adjustments to Reconcile Net (Loss) Income to Net Cash
Provided by Operating Activities
Bad debts	4,731,192	52,515
Depreciation	3,258	9,340
Loss on disposal of inventory	844,110	-
Deferred tax benefit	(54,987)	-
Changes in operating assets and liabilities
Accounts receivable	-	(3,758,991)
Inventories	(48,214)	4,369,121
Other receivable	(575)	(107)
Advances to suppliers	-	-
Prepaid expenses	140,863	287,780
Other current assets	-	76,266
Accounts payable and accrued expenses	26,599	85,288
Customer deposit	-	(78,684)
Tax payable	9,468	533,768
Other current liabilities	(3,167)	2,597
Net Cash (Used in) Provided by Operating Activities	(101,283)	2,068,426

Cash Flows From Investing Activities
Purchases of property and equipment	(3,361)	(1,630)
Proceeds from repayment of related party advance	-	37,441
Payment for deposit of purchase of fixed assets	-	(2,154,719)
Net Cash Used in Investing Activities	(3,361)	(2,118,908)

Cash Flows From Financing Activities
Proceeds from officers/shareholders loan	108,355	4,143
Payment for loan to officers/shareholders	(75,701)	-
Net Cash Provided by Financing Activities	32,654	4,143

Net Decrease in Cash and Equivalents	(71,990)	(46,339)
Effect of Exchange Rate Changes on Cash	4,345	(20,603)
Cash and Equivalents, at Beginning of Period	76,658	86,266
Cash and Equivalents, at End of Period	$9,013	$19,324

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

2. Organization and Nature of Business

China Huaren Organic Products Inc. (“the Company”) is a holding company with one direct subsidiary: China Organic Health Products Inc. (“China Organic”). China Organic was incorporated in 2006 as a Delaware corporation. China Organic is a holding company that owned 100% of registered capital of Jilin Huaren Organic Health Products Co., Ltd. ("Jilin Huaren "), a corporation organized under the laws of The People’s Republic of China (“PRC”).

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

3. Net Loss during Transition Period and Management Plans

During the fourth quarter of 2007, the sales revenue of Jilin Huaren had dropped down significantly and the Company incurred a net loss. For the nine months ended September 30, 2008, the sales revenue was none. As of September 30, 2008, the Company had $9, 013 cash and equivalents to fund the short-term working capital requirements. The Company’s ability to continue as a going concern and its future success is dependent upon its new management team’s ability to better handle the Company’s business in China, to merge with a better business, and to raise capital in the near term to (1) satisfy its current obligations, and (2) fund the successful wide scale development and marketing of its products.

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

b. Revenue Recognition

Revenue is recognized at the date of shipment to customers, and when the price is fixed or determinable, the delivery is completed, no other significant obligations of us exist and collectibles is reasonably assured. All revenues for the nine months ended September 30, 2007 were product sales revenue recorded net of value added taxes. There were no sales during the first nine months of 2008.

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

The Company follows Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes also are recognized for operating losses that are available to offset future income taxes.

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

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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

5. Accounts receivable

During the first quarter of 2007, the Company, facing an imminent expiration date on organic crops that it had received from Wancheng, sold those crops at cost to Yushu Wanli Co., Ltd (“Yushu”) pursuant to a sales contract. This sale on March 15, 2007 increased the Company’s accounts receivable by approximately $5,937,186 (equivalent to RMB 40,312,786), which included the merchandise price plus VAT and other sales taxes. Yushu Wanli Co., Ltd. is a non-related third party. Based upon the sales contract, Yushu began to pay the amount due to the Company in May 2007. As of September 30, 2007, there was outstanding balance due from Yushu in amount of $4,906,241 (equivalent to RMB 33,312,786). After more than one year waiting for this outstanding payment, the new management team of the Company decided to write the debt. As a result, the Company recognized approximately $4.7 million bad debts loss as of September 30, 2008

6. Inventories

Inventories consist of the following:

	September 30, 2008	December 31, 2007
	Unaudited	Audited
Finished goods	$-	$242,633
Work in process	-	480,532
Packaging materials and others	-	39,807

Total	$-	$762,972

The Company had disposal of inventory in amounts of $844,110 and $0 for nine months ended September 30, 2008 and 2007.

7. Prepaid Expenses

Prepaid expenses consist of the following:

	September 30, 2008	December 31, 2007
	Unaudited	Audited
Prepaid office rent	$4,558	$267
Prepaid consultation fees	3,068	-
Prepaid lease fees for the right to use lands	1,551,328	1,591,685
Total	$1,558,954	$1,591,952

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
8. Property and Equipment, Net

Property and equipment at cost, less accumulated depreciation, consists of the following:

	Estimated Life	September 30, 2008	December 31, 2007
		Unaudited	Audited
Office equipments	5 years	$26,921	$21,930
Subtotal		26,921	21,930
Less: Accumulated depreciation		15,447	11,260
Total		$11,474	$10,670

Depreciation expenses charged to operations were $3,258 and $9,340 for the nine months ended    September 30, 2008 and 2007, respectively.

9. Deposit for Purchase of Fixed Assets

Starting from late 2005, the subsidiary in China, Jilin Huaren, has intended to purchase an office building from an unrelated company in P. R. China. The purchase price was $1,104,585 (equivalent to RMB 7,500,000) and fix up construction cost was $388,607 (equivalent to RMB 2,638,593). During 2006 and 2007, all these cost had been paid to the seller by Jilin Huaren, but the title to the property has not been transferred. Jilin Huaren had occupied the property since 2005 without paying any rent. Accordingly, Jilin Huaren has recognized $19,087 (equivalent to RMB 129,600) of rent expenses per year since October 1, 2005, and has recognized an equal amount of interest income imputed on the payments that Jilin Huaren made to the seller since 2005. Management has estimated the value of the contribution items and contracted the prior owner and government in Jilin PRC, and expects to get a full refund of $1,493,192 (equivalent to RMB 10,138,593) if the purchase does not go through.

On March 1, 2007, Jilin Huaren signed a letter of intent with a village in Jilin P.R.China to purchase a land use right from the village. This letter of intent did not list the total purchase price, but Jilin Huaren had deposited $2,474,270 (equivalent to RMB16,800,000) to the village as of September 30, 2008. In addition, the title to the land use rights has not passed to Jilin Huaren yet as of September 30, 2008. Management had contacted the government in the village of Jilin PRC, and expects to get a full refund of all deposits in amount of $2,474,270 (equivalent to RMB16,800,000) if the purchase does not go through.

The Company’s total deposits for purchase of fixed assets, therefore, consist of the following:

	September 30, 2008	December 31, 2007
	Unaudited	Audited
Deposit for purchase office building	$1,493,192	$1,389,876
Deposit for purchase land use right from village	2,474,270	2,303,074
Total	$3,967,462	$3,692,950

10. Operating Lease Commitments

The Company leases office space and plant lands under operating lease agreements.

The following is a schedule of future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms beyond September 30, 2008.

Quarter Ending September 30,
2009	$156,858
2010	147,278
2011	147,278
2012	147,278
2013	147,278
Thereafter	6,308,408
Total minimum payments required	$7,054,378

Rent expenses amounted to $125, 694 and $304,740 for the nine months ended September 30, 2008 and 2007, respectively.

11. Taxation

a. Corporation Income Tax (“CIT”)

The Company and its US subsidiary will file consolidated federal and individual state franchise tax returns. The Company’s PRC subsidiary files income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

In accordance with the relevant PRC tax laws and regulations, the Company’s PRC subsidiary was subject to CIT at 33% and 25% tax rate before and after January 1, 2008, respectively. The Company did not record U.S. and PRC current income tax for nine months ended September 30, 2008, since there was no taxable income during this period, whereas the Company had recorded the deferred benefit for income tax in the amount of $54,987 for the nine months ended September 30, 2008, respectively, due to the operations loss occurred during this period.

b. Value Added Tax (“VAT”)

The Company is subjected to VAT on merchandise sales in PRC. For the nine months ended September 30, 2008 and 2007, a small scale VAT tax rate of 4% was applicable.

c. Business Tax (“BT”)

The Company is also subject to Business Tax, which is charged on the service income at a rate of 5% in accordance with the tax law in Jilin District of PRC.

d. Taxes Payable

As of September 30, 2008 and December 31, 2007, tax payable consists of the following:

	September 30, 2008	December 31, 2007
	Unaudited	Audited
Value-added tax	$599,277	$557,813
Income tax	1,036,263	964,564
Delaware franchise taxes	30,654	21,186
Individual income tax withholdings	6,581	6,126
City construction, education, and other taxes	21,906	20,389
Total	$1,694,681	$1,570,078

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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

As of September 30, 2008 and as of December 31, 2007, the Company’s PRC subsidiaries established and segregated in retained earnings an aggregate amount of $259,244 and $259,244, respectively, for the Statutory Surplus Reserve and the Statutory Common Welfare Fund.

13. Stockholders Equity

Before acquisition (the “Share Exchange”), the Company had 17,548,665 shares of common stock outstanding. On November 13, 2006, the Company acquired all of the outstanding capital stock of China Organic Health Products, Inc. (“China Organic”).  In connection with the closing of the acquisition (the “Share Exchange”), the Company issued to the shareholders of China Organic (a) 27,486,175 shares of common stock and (b) Series D Preferred Stock, which was convertible into 469,760,000 shares of common stock. In addition, effective on January 16, 2007, the Company (i) changed its name to “China Huaren Organic Products, Inc” from “Ultradata Systems, Inc., (ii) brought into effect a 1:39 reverse split of its outstanding common shares, and (iii)  increased  the number of authorized shares of common stock from 50,000,000 shares, par value $0.01 to 100,000,000 shares, $0.01 par value. After recapitalization, the Series D Preferred Stock was converted into 12,045,128 common shares.

On January 5, 2007, the shareholder of Series B Preferred Stock exercised its right to convert all of the outstanding Series B Preferred Stock into 58,499,413 shares of common stock. After giving effect to the reverse stock split on January 16, 2007, the shares obtained by this shareholder on conversion of the Series B Preferred Stock totaled 1,499,985. As a result, there were 14,699,853 common shares issued and outstanding, par value $0.01 as of December 31, 2007 and 2006.

On February 28, 2008, certain individuals converted all of the outstanding Series C Preferred Stock into 300,859 shares of the Company’s common stock. Therefore the Company had 15,000,712 common shares issued and outstanding, par value $0.01, on September 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our consolidated financial condition and results of operations for the nine months ended September 30, 2008 and 2007, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented in our annual report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on May 9, 2008.

Results of Operations

Jilin Huaren commenced its marketing operations in March of 2005. In the spring of both 2006 and 2007, however, we found ourselves with large inventories of perishable goods that we were unable to sell before their expiration dates.  So at both times we transferred the goods to another distributor at cost.  The transaction in 2007 involved a sale to Yushu Wanli Co., Ltd. of foodstuffs for $5,937,186 (equivalent at that time to RMB 40,312,786) (including tax) under a contract that called for payments to begin in cash in May 2007. This transaction relieved us of the problem of perishable inventory. But the result was that we realized only $251,319 in gross profit on the transaction. This gross margin is inadequate to provide the funds we need for more than a minimal level of operations.

The problem with the Yushu Wanli transaction was compounded when Yushu Wanli stopped making payments on the account. During the second and third quarters of 2007, we received $934,227 from this client. Since that time we have received nothing. After more than one year waiting for this outstanding payment, the new management team of the Company decided to write the debt. As a result, we recognized approximately $4.7 million bad debts loss as of September 30, 2008.

Due to the slow growth of sales and low margins achieved in the fall of 2007 we transferred operational control over Jilin Huaren to a group of experienced food supplies managers.  Our contract with the management group provided that they would receive all net earnings from Jilin Huaren in excess of specified amounts: 3 million RMB in the period from August to December 2007, 14 million RMB in 2008, etc. Unfortunately, the transfer of control to this new group brought sales to a halt.  In the fourth quarter of 2007 we realized only $134,778 in revenue; in the first three months of 2008 we had no revenue.  For this reason we terminated the management agreement and appointed new managers, who assumed their positions in late May 2008. Nevertheless we still had no revenue as of September 30, 2008.

Our operations during the first nine months of 2008 produced only a low level of operating expenses.  For the three and nine month periods ended September 30, 2008, our operating expenses were $59,865 and $126,612, respectively, with the third and second quarters being somewhat higher than the first quarter due to the arrival of new managers in May 2008. Those amounts likewise represented our loss from operations for those periods, since we had no revenue.  By comparison, during the three and nine month periods ended September 30, 2007, during which our company had profitable operations, we incurred operating expenses of $117,960 and $355,094, respectively.  Our operating expenses for the future will depend in large part on the level of operations that our new managers are able to achieve.

During the nine months ended September 30, 2008, we incurred a net loss of $5,749, 830. The greater portion of this loss was caused by a loss on bad debts recognized in the amount of $4,731,192 for accounts receivable outstanding for more than one year which also represented all outstanding balance of YuShu Wanli as of September 30, 2008. The other portion of the loss was caused by a loss on disposal of inventory in amount of $844,110. Part of the loss on disposal of inventory occurred as we were unable to process the organic grains and raw materials into final packaged goods for sale to the end-user consumers. The perishable foodstuffs became unusable and subsequently marked as a loss on the disposal of inventory. Other part of the loss on disposal of inventory occurred as we cleaned out the old cosmetics products which had expired useful life, and unused containers which were used to package the cosmetics products.

               If our new managers are able to revive our business operations, our business plan should provide an opportunity for those operations to be profitable.  By way of example, in the first nine months of 2007, despite the relatively low margin realized on our sales, our operations were profitable due to our low level of expenses. Our net income for the first nine months of 2007 was $489,533. The fact that we are able to operate profitably in the first nine months of 2007, despite low gross profit, is attributable to two essential characteristics of our business model:

•
There are thousands of individuals involved in selling our products – but we incur no payroll obligation for them. They are owners or employees of the companies that distribute for us.  So our selling expenses were less than 2% of revenue in the first nine months of 2007 and have been less than 4% of our revenue since we began operations in 2005.

•
Our manufacturing activity is completely outsourced to enterprises dedicated to organic agricultural manufacturing.  As a result, during the first nine months of 2007 our general and administrative expense equaled less than 3.5% of our revenue.  During the first nine months of 2008 and 2007 our depreciation expense – often a major factor in agribusiness operations – were only $3,258 and 9,340, respectively, since we own no manufacturing equipment.

              Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the first nine months of 2008 and 2007, the unrealized gain on foreign currency translations added $501,723, and $348,060 to our accumulated other comprehensive income.

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

           Liquidity and Capital Resources

              On September 30, 2008 we had a working capital deficit of $380,231, a reduction of $5,579, 960 from our working capital on December 31, 2007. The reduction was primarily the result of the loss we sustained in the nine months of 2008.  We had no long-term liabilities. However, our working capital consisted primarily of the prepaid expenses, which are mostly advances for lease fees of land on which we will plant our future crops.  In addition, we lack the cash necessary to make our distribution network more efficient, having had only $9,013 in cash and equivalents as of September 30, 2008.  To obtain the necessary cash, we expect to acquire the necessary funds from outside sources or majority shareholders in the next quarter of 2008.

              During 2005, we contracted to purchase an office building for our operations. We have deposited $1,493,192 (equivalent to RMB 10,138,593) with the seller to cover the cost of the building and certain improvements that we require.  Title to the building has not passed to us yet, however.  So our investment is recorded on the balance sheet as a “deposit for purchase of fixed assets.”  In addition, on March 1, 2007, we signed a letter of intent with a village in Jilin, PRC to purchase a land use right from the village. This letter of intent did not list the total purchase price, but we have deposited $2,474,270 (equivalent to RMB16.8 million) to the village. This sum represents the remainder of the “deposit for purchase of fixed assets” on our balance sheet. We had tried to negotiate with the prior owner of the building and the controller of village in Jilin PRC, and expect to get those payments back to us, if they could not transfer the title of the properties to us within short period of next year.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

               Not applicable.

Item 4.	Controls and Procedures

               Evaluation of Disclosure Controls and Procedures.

               Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2008. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Huaren in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Huaren is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Huaren’s system of disclosure controls and procedures was effective as of September 30, 2008 for the purposes described in this paragraph.

              Changes in Internal Control over Financial Reporting

              During the nine months ended September 30, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
Item 1.      Legal Proceedings

                  None

Item 1A.   Risk Factors

                  Not applicable

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

                  None

Item 3.      Defaults upon Senior Securities

                  None

Item 4.      Submission of Matters to a Vote of Security Holders

                  None

Item 5A.   Other Information

                  None

Item 6.      Exhibits

Exhibit Number	Description
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HUAREN ORGANIC PRODUCTS, INC.

Date: November 19, 2008	By: /s/ Yushu Cao
Mrs. Yushu Cao, Chief Executive Officer and Chief Financial Officer