Form 10-K
period 2008-12-31
China Huaren Organic Products, Inc.
filed 2009-05-18
CIK 931947

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

|X|             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

        For the fiscal year ended: December 31, 2008

                 or

|   |             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______________ to _____________

Commission file number: 0-49819

CHINA HUAREN ORGANIC PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

             Delaware____                                                                                                                           43-1401158

 (State or other jurisdiction of incorporation or organization)                                                                            (IRS Employer Identification No.)

100 Wall Street, 15th Floor, New York, NY 10005
(Address of principal executive offices)

Issuer's Telephone Number, including Area Code: 212-232-0120

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐                                                                                                Accelerated filer  ☐
Non-accelerated filer  ☒                                                                                     Smaller reporting company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 15, 2009 was $532,242. As of May 15, 2009 the number of shares outstanding of the Registrant’s common stock was 15,000,712 shares, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE:  The information required by Part III of Form 10-K is incorporated by reference from the Registrant's definitive proxy statement on Schedule 14A that will be filed no later than the end of the 120-day period following the Registrant's fiscal year end, or, if the Registrant's definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K, not later than the end of the 120-day period.

CHINA HUAREN ORGANIC PRODUCTS, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2008

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

Jilin Huaren was founded in 2002 by Fang Jinzhong and Zhang Changcai. In the following years, Mr. Fang and Mr. Zhang have contributed to Jilin Huaren its initial capital, as well as their expertise in organic farming and agricultural manufacturing.  The result is that Jilin Huaren today is an enterprise engaged in organic food and cosmetics production that controls the entire industry chain, from production through manufacturing to marketing.

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

During 2008 Jilin Huaren produced and marketed the following categories of organic agricultural products:

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

Personnel

Jilin Huaren currently employs 10 individuals, all on a full-time basis.  Among those employees are 10 individuals with college or university degrees.  None of Jilin Huaren’s employees belongs to a collective bargaining unit.  Besides our 6 officers, 3 of our employees are engaged in management activities and 1 is engaged in managing our sales force.

The sales personnel who market Jilin Huaren’s products throughout China are employed by independent distributors, and are not employees of Jilin Huaren.  Management estimates that approximately 20,000 individuals have ever been involved in the distribution of Jilin Huaren products.

Item 2.  Properties

Jilin Huaren’s executive offices and product exhibit space are located in a 5,000 square foot facility that it leases. During year 2008, field farm lease had expired, and plant land lease had been cancelled.   Jilin Huaren’s lease commitment for 2009 totals $5,772.

During 2005 we contracted to purchase an office building for our operations.  We have deposited $1,099,304 (equivalent to RMB 7,500,000) and $386,749 (equivalent to RMB2,638,593) with the seller and constructors to cover the cost of the building and certain improvements that we require.  Title to the building has not passed to us yet, however.  So we have occupied the building as a lessee since 2005, but have paid no rent.  We expect to get the title, and then sell the building in the near future, since it exceeds our needs.

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

	Bid
Quarter Ending	High	Low
March 31, 2007	$1.00	$.58
June 30, 2007	$2.00	$.55
September 30, 2007	$1.05	$.27
December 31, 2007	$4.55	$.65

March 31, 2008	$1.01	$.70
June 30, 2008	$1.01	$.77
September 30, 2008	$.85	$.47
December 31, 2008	$.55	$.08

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

None.

(e) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2008.

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

Due to the slow growth of sales and low margins achieved, in the fall of 2007, we transferred operational control over Jilin Huaren to a group of experienced food supplies managers. Our contract with the management group provided that they would receive all net earnings from Jilin Huaren in excess of specified amounts:  3 million RMB in the period from August to December 2007, 14 million RMB in 2008, etc.  Unfortunately, the transfer of control to this new group brought sales to a halt.  In the fourth quarter of 2007 we realized only $134,778 in revenue; in the first quarter of 2008, our revenue was nominal.  As a result of the poor operation, we intend to terminate some management agreements. On May 19, 2008 Fang Jinzhong and Zhang Chengcai submitted their resignations from the Board of Directors of China Huaren Organic Products, Inc., and from their positions as officers of the Company. On May 20, 2008 the Board of Directors elected Mrs. Yushu Cao to fill the vacancy on the Board left by Mr. Fang. The Board also elected Ms. Cao to serve as the Chief Executive Officer and Chief Financial Officer of China Huaren Organic Products, Inc. However, we still had produced no revenue as a result of our operations during the year ended December 31, 2008, whereas we realized $215,777 operating expenses and approximately $7.2 million loss on disposal of bad debts, inventories, and fixed assets, and cancelled the operating lease in year 2008.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During 2008 the unrealized gain on foreign currency translations added $482,527 to our accumulated other comprehensive income.

Our prospects for the future will depend on the success of our new managers, we believe that our business plan, if properly implemented by competent management, can be successful, and that we have put in place most of the resources necessary to permit the plan to be implemented.  But the new management will have to revive the Company’s operations almost completely.  Whether they will be able to overcome the inertia of recent stagnancy in our operations will be known only with the passage of time.

Liquidity and Capital Resources

On December 31, 2008 we had working capital of $454,981. We had no long-term liabilities. However, our working capital consisted primarily of the loan to officers/stockholders of 2,255,312.

The Company leases certain spaces under operating lease agreements; office space, products exhibit space, employee living space, field farm, and plant lands. During year 2008, field farm lease had expired, and the plant lands lease in the City of Baicheng had been cancelled.. The minimum rental payments required in year 2009 is $5,772. Rent expenses amounted to $143,006 and $411,492 for the years ended December 31, 2008 and 2007, respectively.

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2008, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  The first was our determination, explained in Note 4c to the Financial Statements that we should increase our allowance for doubtful accounts to 5% of accounts receivable.  We made that determination based on the bad payment record of our distributor and our expectation that we will recover our current receivables in full.  The second estimate was our determination, detailed in Note 4(h) to the Financial Statements, that we had no need of a reserve for warranty costs.  The primary reason for the determination was the fact that we have received minimal warranty claims to date.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2007.

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

In the past twelve months our marketing program has all-but-terminated. We realized none revenue in the year 2008 and the first quarter of 2009. The management teams who had taken control of our company since May 2008 are still challenging to revive our marketing network. If they are incapable of doing so, our business will fail.

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

Item 7.   Financial Statements

The Company’s financial statements, together with notes and the Independent Auditors’ Report, are set forth immediately following Item 15 of this Form 10-K.

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

(c)           Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2008, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2008.

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

The Board of Directors has arranged to replace current management as soon as this Annual Report is filed.  Currently, the officers and directors of the Company are:

Name	Age	Position with the Company	Director Since
CaoYushu	49	Chairman, Chief Executive Officer, Chief Financial Officer	2008

Zhou Huakang	57	Director	2006

Directors hold office until the annual meeting of the Company’s stockholders and the election and qualification of their successors.  Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Cao Yushu.   Since 2000 Mrs. Cao has been employed as President of Heilongjiang Futian Clean Fuel Co., Ltd.  Prior to that appointment, Mrs. Cao was employed in the fuel industry as a manager, and in a government position as an accountant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2008.

Item 10.  Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by China Huaren and its subsidiaries to Mrs. Yushu Cao , its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended December 31, 2008, 2007 and 2006.  There were no executive officers whose total salary and bonus for the fiscal year ended December 31, 2008 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Fang, Jinzhong(former officer and director)	2008	0
	2007	$10,000
	2006	$10,000
Cao, Yushu	2008	$8,636

Employment Agreements

All of our employment arrangements with our executives are on an at will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2008 and those options held by him on December 31, 2008.

Option Grants in the Last Fiscal Year
					Potential realizable value at assumed annual rates of appreciation for option term
	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date
					5%	10%
Mrs. Yushu Cao	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2008 and held by them unvested at December 31, 2008

Unvested Stock Awards in the Last Fiscal Year
	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Mrs. Yushu Cao	0	--

Remuneration of Directors

None of the members of the Board of Directors received remuneration for service on the Board during 2008

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

•	each shareholder known by us to own beneficially more than 5% of our common stock;

•	Mrs. Yushu Cao, our Chief Executive Officer

•	each of our directors; and

•	all directors and executive officers as a group.

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

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class
Fang Jinzhong (former officer and director)	2,376,000	15.8%
Zhang Chengcai (former officer and director)	1,419,272	9.5%
Zhou Huakang 18 Kimberly Court East Hanover, NJ 07936	2,857,765(3)	19.1%
All officers and directors (3 persons)	6,653,037	44.4%

(1) Except as otherwise noted, the address of each shareholder is 648 Weihai Road, Changchun, Jilin Province, P.R. China.
           (2)    Except as otherwise noted, all shares are owned of record and beneficially.
(3) Represents shares held of record by Warner Technology & Investment Corp., of which Mr. Zhou is the President and controlling shareholder.

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2008.

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

Item 12.  Certain Relationships and Related Transactions

Amounts loaned to (from) officers/stockholders are unsecured, non-interest bearing, and have no set repayment date. As of December 31, 2008 and 2007, the total net amounts of loan to (from) the shareholders/officers were $2,255,312 and ($90,132), respectively, which represented the net amounts lent by the Company to (from) officers/stockholders. Mrs. Wen Ying Li is Mr. Jinzhong Fang's spouse.

	December 31,
	2008	2007
Mr. JinZhong Fang	$60,682	$-
Mrs. WenYing Li	2,368,486	(87,873)
Mr. HuaKang Zhou	(197,496)	(2,259)
Mrs. Yushu Cao	23,640	-
Total	$2,255,312	$(90,132)

Item 13.  Exhibit List

(a) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2008 and 2007

Consolidated Statements of Operations – Years ended December 31, 2008 and 2007

Consolidated Statements of Stockholders’ Equity and Comprehensive Income - Years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows - Years ended December 31, 2008 and 2007

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

Item 14.  Principal Accountant Fees and Services

Audit Fees

MS Group CPA LLC billed $65,000 in connection with the audit of the Company’s financial statements for the year ended December 31, 2008 and review of the financial statements included in our 2008 10-Q filings.  MS Group CPA LLC billed $65,000 in connection with the audit of the Company’s financial statements for the year ended December 31, 2007.

All Other Fees

MS Group CPA LLC has not billed the Company for any other services.

 It is the policy of the Company that all services other than audit, review or attest

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
China Huaren Organic Products Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of China Huaren Organic Products Inc. and Subsidiary (the “Company”)  as of years ended December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2008. The management of China Huaren Organic Products Inc. and Subsidiary is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Huaren Organic Products Inc. and Subsidiary as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-years period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has negative cash flow in operating activities, and lacks of cash and equivalents to satisfy its current obligations. These events raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements did not include any adjustments that might result from the outcome of this uncertainty.

/s/MS Group CPA LLC

Edison, New Jersey
May 10, 2009

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	For Years Ended December 31,
	2008	2007
Assets
Current Assets:
Cash and equivalents	$ 26,817	$ 76,658
Accounts receivable, net of allowance for doubtful amounts of $0 and $45,668	-	4,521,106
Loan to officers/stockholders	2,255,312	-
Inventories	-	762,972
Prepaid expenses	6,924	1,591,952
Other current assets	1,433	110
Total Current Assets	2,290,486	6,952,798

Property and Equipment, Net	4,305	10,670
Deposit for Purchase of Fixed Assets	1,486,053	3,692,950
Deferred Income Tax Assets	73,305	-
Total Assets	3,854,149	10,656,418

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	134,334	87,732
Loan from officers/stockholders	-	90,132
Tax payable	1,687,389	1,570,078
Other current liabilities	13,782	5,127
Total Current Liabilities	1,835,505	1,753,069

Stockholders' Equity
Series C preferred stock, $0.01 par value, 150,000 shares authorized,
zero and 100,000 shares issued and outstanding	-	1,000
Common stock, $0.01 par value,100,000,000 shares authorized
15,000,712 and 14,699,853 shares issued and outstanding	150,007	146,999
Additional paid-in capital	6,041,868	6,043,876
Reserve fund	259,244	259,244
(Accumulated deficit) retained earnings	(5,919,394)	1,447,838
Accumulated other comprehensive income	1,486,919	1,004,392
Total Shareholders’ Equity	2,018,644	8,903,349
Total Liabilities and Stockholders’ Equity	$ 3,854,149	$ 10,656,418

See notes to consolidated financial statements.

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For Years Ended December 31,
	2008	2007

Revenues	$-	$7,449,370
Cost of Goods Sold	-	6,183,543

Gross Profit	-	1,265,827

Operating Expenses
Selling expenses	11,454	70,203
General and administrative expenses	204,323	281,637
Research and development	-	52,603

Total Operating Expenses	215,777	404,443

(Loss) Income From Operations	(215,777)	861,384

Other Income (Expenses)
Interest income	18,655	17,076
Other expense, net	(10,088)	(165,665)
Bad debts	(4,754,119)	(78,059)
Loss on disposal of inventories	(848,200)	(282,922)
Loss on disposal of fixed assets	(5,623)	(25,050)
Loss on lease cancellation	(1,624,065)	-
Total Other Expenses	(7,223,440)	(534,620)

(Loss) Income Before Income Taxes	(7,439,217)	326,764

Provision for Income Taxes	(71,985)	114,824

Net (Loss) Income	$(7,367,232)	$211,940

Foreign Currency Translation Adjustment	482,527	576,680

Comprehensive (Loss) Income	$(6,884,705)	$788,620

Net (Loss) Income Per Common Share
-Basic	$(0.49)	$0.01
-Diluted	$(0.49)	$0.01

Weighted Common Shares Outstanding
-Basic	14,953,076	14,699,853
-Diluted	15,000,712	14,999,850

See notes to consolidated financial statements.

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED OF DECEMBER 31, 2008 AND 2007
							Retained	Accumulated
	Series C Preferred				Additional		Earnings /	Other	Total
	Stock		Common Stock		Paid-In	Reserve	Accumulated	Comprehensive	Stockholders
	No of Shares	Amount	No of Shares	Amount	Capital	Fund	(Deficit)	Income	Equity

Balance as of
December 31, 2006	1	$1,000	14,699,853	$146,999	$6,043,876	$224,275	$1,270,867	$427,712	$8,114,729

Net income	-	-	-	-	-	-	211,940	-	211,940

Appropriation of
reserve funds	-	-	-	-	-	34,969	(34,969)	-	-

Foreign currency translation gain	-	-	-	-	-	-	-	576,680	576,680

Balance as of
December 31, 2007	1	1,000	14,699,853	146,999	6,043,876	259,244	1,447,838	1,004,392	8,903,349

Series C preferred stock converted into
common stock on February 28, 2008	(1)	(1,000)	300,859	3,008	(2,008)	-	-	-	-

Net loss	-	-	-	-	-	-	(7,367,232)	-	(7,367,232)

Foreign currency translation gain	-	-	-	-	-	-	-	482,527	482,527

Balance as of
December 31, 2008	-	$-	15,000,712	$150,007	$6,041,868	$259,244	$(5,919,394)	$1,486,919	$2,018,644

See notes to consolidated financial statements.

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For Years Ended December 31,
	2008	2007

Cash flows From Operating Activities:
Net (Loss) Income	$(7,367,232)	$211,940
Adjustments to Reconcile Net (Loss) Income to Net Cash
(Used in) Provided by Operating Activities
Bad debts	4,754,119	78,059
Depreciation	4,638	11,888
Loss on disposal of fixed assets	5,623	25,050
Loss on disposal of inventories	848,200	282,922
Loss on lease cancellation	1,624,065	-
Deferred income tax benefit	(71,985)	-
Changes in operating assets and liabilities
Accounts receivable	-	(3,758,892)
Inventories	-	4,272,204
Other receivable	110	(110)
Employee travel and operation advance	-	-
Advances to suppliers	(440)	124,762
Prepaid expenses	(38,589)	435,254
Other current assets	(929)	43,451
Accounts payable and accrued expenses	37,908	(4,268)
Customer deposit	-	(78,684)
Welfare payable	-	-
Tax payable	8,105	421,251
Other current liabilities	7,763	(3,373)
Net Cash (Used in) Provided by Operating Activities	(188,644)	2,061,454

Cash Flows From Investing Activities
Purchases of property and equipment	(3,345)	(1,675)
Proceeds from repayment of related party advance	-	37,441
Payment for deposit of purchase of fixed assets	-	(2,154,639)
Net Cash Used in Investing Activities	(3,345)	(2,118,873)

Cash Flows From Financing Activities
Proceeds from officers/shareholders loans	195,238	168,938
Payment for loan to officers/shareholders	(84,322)	(76,632)
Net Cash Provided by Financing Activities	110,916	92,306

Net (Decrease) Increase in Cash and Equivalents	(81,073)	34,887
Effect of Exchange Rate Changes on Cash	31,232	(44,495)
Cash and Equivalents, at Beginning of Period	76,658	86,266
Cash and Equivalents, at End of Period	$26,817	$76,658

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
There were no cash payment for interest expenses or income taxes during the years ended December 31, 2008 and 2007

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Deposit for purchase of fixed assets returned to stockholder.	$2,462,440	$-

See notes to consolidated financial statements.

China Huaren Organic Products Inc. and Subsidiary
Notes to Financial Statements

1.	Organization and Nature of Business

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

China Organic did not initiate any business activity. Most of the Company's activities are conducted through its 100% equity ownership in Jilin Huaren. Jilin Huaren was incorporated in the Jilin district of People’s Republic of China (PRC) in February 2000 under the name “Jilin KangJian Technology Trade Center”, but adopted its current name on December 23, 2004. It remained inactive and incurred minor administrative expenses prior to December 31, 2003. Started from March 2004, Jilin Huaren began its business such as research, development, production, and sale of organic foods and healthcare products, and cosmetics related merchandises in PRC. The company is selling the cosmetics products under the “Huaren” brand name. All of Jilin Huaren’s business is currently in China.

2. Net loss during Transaction Period and Management Plans

During the fourth quarter of 2007, the sales revenue of Jilin Huaren had dropped down significantly and the Company incurred a net loss. In addition, for the year ended December 31, 2008, the sales revenue was none. As of December 31, 2008, the Company had $26,817 cash and equivalents to fund the short-term working capital requirements. The Company’s ability to continue as a going concern and its future success is dependent upon its new management team’s ability to better handle the Company’s business in China, to merge with a better business, and to raise capital in the near term to (1) satisfy its current obligations, and (2) fund the successful wide scale development and marketing of its products.

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

c. Accounts Receivable

Accounts receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables. The allowance for doubtful accounts as of December 31, 2008 and 2007 were $0 and $45,668, respectively.

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

f. Research and Development Costs

Research and development cost are charged to expenses as incurred. The Company incurred $0 and $52,603 research and development expenses for the years ended December 31, 2008 and 2007, respectively.

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

h. Warranties

The Company offers a commercial warranty on its products. Based on historical returns, an estimated return reserve is accrued for in the period revenue is recognized. The experience for costs and expenses in connection with such warranties had been minimal and through December 31, 2008 and 2007, no amount had been reserved.

i. Fair Value of Financial Instruments

The carrying amounts of cash and equivalents, accounts receivable, inventories, prepaid expenses, other current assets, accounts payable, accrued liabilities, customer deposits, taxes payable, and other current liabilities approximate their fair value because of the immediate or short-term maturity of these financial instruments.

j. Revenue Recognition

Revenue is recognized at the date of shipment to customers, and when the price is fixed or determinable, the delivery is completed, no other significant obligations by us exist and collectability is reasonably assured. All revenues for the years ended December 31, 2008 and 2007 were products sales revenue recorded net of value added taxes.

Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a customer deposits.

k. Advertising and Marketing Costs

Advertising and marketing costs, except for costs associated with direct-response advertising and marketing, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising and marketing expense were
$0 and $18,822 for the fiscal year ended December 31, 2008 and 2007, respectively.

l. Employee Welfare Benefit

The Company established an employee welfare plan in accordance with Chinese law and regulations. The Company makes annual pre-tax contributions of 14% of all employees’ salaries. Starting from when the Chinese subsidiary became foreign fully owned company in June 2006, the Company’s Chinese subsidiary has expensed all employee welfare benefit as incurred. The total expense for the above plan amounted to $465 and $7,966 for the years ended December 31, 2008 and 2007, respectively.

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

q. Recent Pronouncements

In June 2008, the FASB issued FASB Staff Position on Emerging Issues Task Force Issue 03-6, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The adoption of this FSP EITF 03-6-1 did not have a material effect on the Company’s financial position.

In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 indicates the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing SFAS 162 to achieve that result. SFAS 162 also identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is in the process of evaluating the new disclosure requirements under SFAS 162. The Company is currently assessing the potential impact that adoption of SFAS No. 162 may have on its financial statements.

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.161,"Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133" ("SFAS 161"). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format;(2) the disclosure of derivative features that are credit risk-related; and (3)cross-referencing within the footnotes. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends), with early application encouraged.   The Company is currently assessing the potential impact that adoption of SFAS No. 161 may have on its financial statements.

In December 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” which clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. In addition, it requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The adoption of this SFAS 160 did not have a material effect on the Company’s financial position now.

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS 141R will have on its financial statements. The Company is currently assessing the potential impact that adoption of SFAS No. 141R may have on its financial statements.

5. Accounts Receivable

During the first quarter of 2007, the Company, facing an imminent expiration date on organic crops that it had received from Wancheng, sold those crops at cost to Yushu Wanli Co., Ltd (“Yushu”) pursuant to a sales contract. This sale on March 15, 2007 increased the Company’s accounts receivable by approximately $5.9 million (equivalent to RMB 40,312,786), which included the merchandise price plus VAT and other sales taxes. Yushu Wanli Co., Ltd. is a non-related third party. Based upon the sales contract, Yushu began to pay the amount due to the Company in May 2007. As of December 31, 2008, there was outstanding balance due from Yushu in amount of $4,754,119 (equivalent to RMB 33,312,786). For more than one year tracing this outstanding payment, the new management team of the Company decided to write the bad debt. As a result, the Company recognized approximately $4.7 million bad debts loss as of December 31, 2008.

6. Inventories

Inventories consisted of the following:

	December 31,
	2008	2007
Finished goods	$-	$242,633
Work in process	-	480,532
Packaging materials and other	-	39,807
Total	$-	$762,972

The Company had loss on disposal of inventories in amounts of $848,200 and $282,922 for the years ended December 31, 2008 and 2007.

7. Loan to (from) officers/stockholders

Amounts loaned to (from) officers/stockholders are unsecured, non-interest bearing, and have no set repayment date. As of December 31, 2008 and 2007, the total net amounts of loan to (from) the shareholders/officers were $2,255,312 and ($90,132), respectively, which represented the net amounts lent by the Company to (from) officers/stockholders.

	December 31,
	2008	2007
Mr. JinZhong Fang	$60,682	$-
Mrs. WenYing Li	2,368,486	(87,873)
Mr. HuaKang Zhou	(197,496)	(2,259)
Mrs. Yushu Cao	23,640	-
Total	$2,255,312	$(90,132)

8. Prepaid Expenses

Prepaid expenses consisted of the following:

	December 31,
	2008	2007
Prepaid office rent	$1,070	$267
Prepaid consultation fees and other	5,854	-
Prepaid lease fees for the right to use lands	-	1,591,685
Total	$6,924	$1,591,952

9. Property and Equipment, Net

Property and equipment at cost, less accumulated depreciation, consisted of the following:

		December 31,
	Estimated Life	2008	2007
Office equipments	5 years	$7,989	$21,930
Less: Accumulated depreciation		3,684	11,260
Total		$4,305	$10,670

Depreciation expenses charged to operations were $4,638 and $11,888 for the years ended December 31, 2008 and 2007, respectively. Loss on disposal of fixed assets for the years ended December 31, 2008 and 2007 was $5,623 and $25,050, respectively.

10. Deposit for Purchase of Fixed Assets

Starting from late 2005, the subsidiary in China, Jilin Huaren, has intended to purchase an office building from an unrelated company in P. R. China. The purchases price was $1,099,304 (equivalent to RMB7, 500,000) and fix up construction cost was $386,749 (equivalent to RMB 2,638,593). During 2006 and 2007, all these cost had been paid to the seller and constructors by Jilin Huaren, but the title to the property has not transferred. Jilin Huaren had occupied the property since year 2005 without paying any rent. Accordingly, Jilin Huaren recognized $18,655 (equivalent to RMB 129,600) of rent expenses per year since October 1, 2005, and also recognized an offsetting amount of interest income imputed to the deposit that Jilin Huaren paid to the seller in 2005. Management estimated the value of the contribution items and expected to get full refund $1,486,053 (equivalent to RMB 10,138,593) if the purchase does not go through.

On March 1, 2007, the Company signed a letter of intent with a village in Jilin P.R.China to purchase a land use right from the village. This letter of intent did not list the total purchase price. However, the Company has deposited $2,462,440 (equivalent to RMB 16,800,000) to the village as of December 31, 2007.This deposit had been paid back to the company’s shareholder as of December 31, 2008.

Accordingly, the total deposits for purchase of fixed assets consisted of the following:

	December 31,
	2008	2007
Deposit for purchase office building	$1,486,053	$1,389,876
Deposit for purchase land use right from village		2,303,074
Total	$1,486,053	$3,692,950

11. Operating Lease Commitments

The Company leases certain spaces under operating lease agreements; office space, products exhibit space, employee living space, field farm, and plant lands. During year 2008, field farm lease had expired, and the plant lands lease had been cancelled. The following was a schedule of future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms as of December 31, 2008.

Operating Lease Commitments

For Year Ended December 31,		Rounding Test
2009	$ 5,772	5,772
Total minimum payments required	$ 5,772	5,772

Rent expenses amounted to $143,006 and $411,492 for the years ended December 31, 2008 and 2007, respectively.

12. Taxation

a. Corporation Income Tax (“CIT”)

The Company and its US subsidiary will file consolidated federal income taxes and individually file state franchise taxes with the State of Delaware. The Company’s PRC subsidiary files income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

In accordance with the relevant PRC tax laws and regulations, the Company’s PRC subsidiary was subject to CIT at 33% and 25% tax rate before and after January 1, 2008, respectively. The Company did not record U.S. and PRC current income taxes for year ended December 31, 2008, since there was no taxable income during this year, whereas the Company had recorded the deferred benefit for income tax in PRC in amount of $71,985 for year ended December 31, 2008, due to the operations loss occurred during this year.

b. Value Added Tax (“VAT”)

The Company is subject to VAT on merchandises sales in PRC. For the years ended December 31, 2008 and 2007, a small scale tax rate of 4% was applicable.

c. Business Tax (“BT”)

The Company is also subject to Business Tax, which is charged on service income at a rate of 5% in accordance with the tax law in Jilin District of PRC.

d. Taxes Payable

As of December 31, 2008 and 2007, tax payable consisted of the following:

	December 31,
	2008	2007
Value-added tax	$596,412	$557,813
Income tax	1,031,309	964,564
Delaware franchise taxes	31,317	21,186
Individual income tax withholdings	6,550	6,126
City construction, education, and other taxes	21,801	20,389
Total	$1,687,389	$1,570,078

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

Since Jilin Huaren incurred net loss in year 2008, there was no reservation for Statutory Surplus Reserve Fund and Statutory Common Welfare Fund for Jilin Huaren in year 2008. As of result, Jilin Huaren had segregated in retained earnings an aggregate amount of $259,244 and $259,244 as of December 31, 2008 and 2007, respectively, for the Statutory Surplus Reserve and the Statutory Common Welfare Fund.

14. Concentration of Business

a. Financial Risks

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

b. Major Customers

The following summarizes sales to major customers (each 10% or more of sale):
	Sales to	Number of	Percentage
Year Ended	Major Customers	Customers	of Total
2008	$-	-	-
2007	$5,097,508	1	68.43%

c. Major Suppliers

The following summarized purchases from major suppliers (each 10% or more of purchases):
	Purchases from	Number of	Percentage
Year Ended	Major Suppliers	Suppliers	of Total
2008	$-	-	-
2007	$798,509	2	92.09%

15. Stockholders Equity

Before acquisition (the “Share Exchange”), the Company had 17,548,665 shares of common stock outstanding. On November 13, 2006, the Company acquired all of the outstanding capital stock of China Organic Health Products, Inc. (“China Organic”).  In connection with the closing of the acquisition (the “Share Exchange”), the Company issued to the shareholders of China Organic (a) 27,486,175 shares of common stock and (b) Series D Preferred Stock, which was convertible into 469,760,000 shares of common stock. As a part of the merger, we changed our corporate name to "China Huaren Organic Products, Inc. from Ultradata Systems, Inc. " In addition, effective on January 16, 2007, the Company (i) changed the its to “China Huaren Organic Products, Inc” from “Ultradata Systems, Inc., (ii) brought into effect a 1:39 reverse split of its outstanding common shares, and (iii)  increased  the number of authorized shares of common stock from 50,000,000 shares, par value $0.01 to 100,000,000 shares, $0.01 par value. After recapitalization, the Series D Preferred Stock was converted into 12,045,128 common shares.

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

On February 28, 2008, certain individuals converted all of the outstanding Series C Preferred Stock into 300,859 shares of the Company’s common stock. Therefore the Company had 15,000,712 common shares issued and outstanding, par value $0.01, on December 31, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Huaren Organic Products, Inc.

By: /s/ Yushu Cao
      Yushu Cao, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on May 18, 2009 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Yushu Cao
Yushu Cao, Director,
Chief Executive Officer,
Chief Financial Officer

/s/ Zhou Huakang
Zhou Huakang, Director