Form 10-Q
period 2009-03-31
China Huaren Organic Products, Inc.
filed 2009-05-20
CIK 931947

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-25380

China Huaren Organic Products, Inc.
(Name of Registrant in its Charter)

DELAWARE	43-1401158
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

c/o American Union Securities, Inc., 100 Wall Street, 15th Floor, New York, NY 10005
(Address of Principal Executive Offices)

Issuer's Telephone Number: (212) 232-0120

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.    Yes  X                    No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes      No_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___       Accelerated filer  ____      Non-accelerated filer  ___      Smaller reporting company _X_

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __       No   X

As of May 19, 2009, 15,000,712 shares of common stock, par value $.01 per share, were outstanding.

TABLE OF CONTENTS	Page
PART I. FINANCIAL INFORMATION

Item 5. Other Information	16

Item 6. Exhibits	16

Signatures 16

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
Assets	Unaudited	Audited
Current Assets:
Cash and equivalents	$10,911	$26,817
Loan to officers/stockholders	2,251,634	2,255,312
Prepaid expenses	6,379	6,924
Other current assets	1,683	1,433
Total Current Assets	2,270,607	2,290,486

Property and Equipment, Net	4,734	4,305
Deposit for Purchase of Fixed Assets	1,483,631	1,486,053
Deferred Income Tax Assets	59,545	73,305
Total Assets	3,818,517	3,854,149

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	142,325	134,334
Loan from officers/stockholders	-	-
Tax payable	1,686,261	1,687,389
Other current liabilities	32,156	13,782
Total Current Liabilities	1,860,742	1,835,505

Stockholders' Equity
Common stock, $0.01 par value,100,000,000 shares authorized
15,000,712 shares issued and outstanding	150,007	150,007
Additional paid-in capital	6,041,868	6,041,868
Reserve fund	259,244	259,244
Accumulated deficit	(5,976,904)	(5,919,394)
Accumulated other comprehensive income	1,483,560	1,486,919
Total Shareholders’ Equity	1,957,775	2,018,644
Total Liabilities and Stockholders’ Equity	$3,818,517	$3,854,149
The accompanying notes are an integral part of financial statements.

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	Unaudited	Unaudited
Revenues	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating Expenses
Selling expenses	3,284	2,581
General and administrative expenses	43,648	14,054
Total Operating Expenses	46,932	16,635

Loss From Operations	(46,932)	(16,635)

Other Income (Expense)
Interest income	4,739	4,524
Other expense, net	(1,682)	(34,909)
Total Other Income (Expense)	3,057	(30,385)

Loss Before Income Taxes	(43,875)	(47,020)

Provision for Income Taxes	13,635	-

Net Loss	$(57,510)	$(47,020)

Foreign Currency Translation Adjustment	(3,359)	357,338

Comprehensive (Loss) Income	$(60,869)	$310,318

Net Loss Per Common Share
-Basic	$(0.00)	$(0.00)
-Diluted	$(0.00)	$(0.00)

Weighted Common Shares Outstanding
-Basic	15,000,712	14,810,168
-Diluted	15,000,712	15,000,712

The accompanying notes are an integral part of financial statements.

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	Unaudited	Unaudited
Cash Flows From Operating Activities:
Net Loss	$(57,510)	$(47,020)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Depreciation	419	1,023
Deferred income tax assets valuation allowance	13,635	-
Changes in operating assets and liabilities
Accounts receivable	-	(44,878)
Advances to suppliers	(513)	-
Prepaid expenses	535	79,418
Other current assets	260	-
Accounts payable and accrued expenses	8,223	(3,282)
Tax payable	1,624	-
Other current liabilities	18,426	(2,531)
Net Cash Used in Operating Activities	(14,901)	(17,270)

Cash Flows From Investing Activities
Purchases of property and equipment	(856)	-
Net Cash Used in Investing Activities	(856)	-

Cash Flows From Financing Activities
Payment for loan to officers/shareholders	-	(59,042)
Net Cash Used in Financing Activities	-	(59,042)

Net Decrease in Cash and Equivalents	(15,757)	(76,312)
Effect of Exchange Rate Changes on Cash	(149)	1,813
Cash and Equivalents, at Beginning of Period	26,817	76,658
Cash and Equivalents, at End of Period	$10,911	$2,159
The accompanying notes are an integral part of financial statements.

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Preparing Accounting Statement

The accompanying unaudited condensed consolidated financial statements of China Huaren Organic Products Inc. and subsidiary (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2008 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

2. Organization and Nature of Business

China Huaren Organic Products Inc. (“the Company”) through its indirect wholly-owned subsidiary, Jilin Huaren Organic Product Co., Ltd. ("Jilin Huaren ") develops, produces, and sells a wide array of organic foods and healthcare and cosmetic products.

In November 2006, the Company acquired all the ownership interest of China Organic Health Products Inc. (“China Organic”), a Delaware corporation organized in January 2006. The Company acquired China Organic in exchange for shares of common stock and shares of Series D Preferred Stock of the Company. The capitalizations are described in further detail in Note 12 to the accompanying consolidated financial statements.

China Organic did not initiate any business activity. Most of China Organic’s activities are conducted through its 100% equity ownership in Jilin Huaren. Jilin Huaren was incorporated in the Jilin district of People’s Republic of China (PRC) in February 2000 under the name “Jilin KangJian Technology Trade Center”, but adopted its current name on December 23, 2004. It remained inactive and incurred minor administrative expenses prior to December 31, 2003. Started from March 2004, Jilin Huaren began its business such as research, development, production, sale of organic foods and healthcare products, and distribution of cosmetics related merchandises in PRC. The company is selling the cosmetics products under the “Huaren” brand name. All of Jilin Huaren’s business is currently in China.

3. Net loss during Transition Period and Management Plans

During the fourth quarter of 2007, the sales revenue of Jilin Huaren had dropped down significantly and the Company incurred a net loss. For the period from January 1, 2008 to March 31, 2009, the sales revenue was none. As of March 31, 2009, the Company had $10, 911 cash and equivalents to fund the short-term working capital requirements. The Company’s ability to continue as a going concern and its future success is dependent upon its new management team’s ability to better handle the Company’s business in China, to merge with a better business, and to raise capital in the near term to (1) satisfy its current obligations, and (2) fund the successful wide scale development and marketing of its products.

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

b. Revenue Recognition

Revenue is recognized at the date of shipment to customers, and when the price is fixed or determinable, the delivery is completed, no other significant obligations of us exist and collectibles is reasonably assured. There were no sales for the first three months ended March 31, 2009 and 2008.

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

d. Income Taxes

The Company and its U. S. subsidiary will file consolidated federal income tax returns and individually file state franchise tax returns with the State of Delaware. The Company’s PRC subsidiary files income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

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

5. Loan to (from) officers/stockholders

Amounts loaned to (from) officers/stockholders are unsecured, non-interest bearing, and have no set repayment date. As of March 31, 2009 and December 31, 2008, the total net amounts of loan to (from) officers/stockholders were $2,251,634 and $2,255,312, respectively, which represented the net amounts lent by the Company to (from) officers/stockholders.

	March 31, 2009	December 31, 2008
	Unaudited	Audited
Mr. JinZhong Fang	$60,583	$60,682
Mrs. WenYing Li	2,364,627	2,368,486
Mr. HuaKang Zhou	(197,178)	(197,496)
Mrs. Yushu Cao	23,602	23,640
Total	$2,251,634	$2,255,312

6. Prepaid Expenses

Prepaid expenses consisted of the following:

	March 31, 2009	December 31, 2008
	Unaudited	Audited
Prepaid office rent	$1,412	$1,070
Prepaid consultation fees and other	4,967	5,854
Total	$6,379	$6,924

7. Property and Equipment, Net

Property and equipment at cost, less accumulated depreciation, consisted of the following:

	Estimated Life	March 31, 2009	December 31, 2008
		Unaudited	Audited
Office equipments	5 years	$8,832	$7,989
Less: Accumulated depreciation		4,098	3,684
Total		$4,734	$4,305

Depreciation expenses charged to operations were $419 and $1,023 for the three months ended March 31, 2009 and 2008, respectively.

8. Deposit for Purchase of Fixed Assets

Starting from late 2005, Jilin Huaren, the subsidiary in China, intended to purchase an office building from an unrelated company in P. R. China. The purchase price was $1,097,513 (equivalent to RMB 7,500,000) and fix up construction cost was $386,118 (equivalent to RMB 2,638,593). During 2006 and 2007, all these cost had been paid to the seller and constructors by Jilin Huaren, but the title to the property has not been transferred. Jilin Huaren had occupied the property since 2005 without paying any rent. Accordingly, Jilin Huaren has recognized $18,956 (equivalent to RMB 129,600) of rent expenses per year since October 1, 2005, and has recognized an equal amount of interest income imputed on the payments that Jilin Huaren made to the seller since 2005. Management has estimated the value of the contribution items and contacted prior owner and government in Jilin PRC, and expects to get a full refund of $1,483,631 (equivalent to RMB 10,138,593) if the purchase does not go through.

The Company’s total deposits for purchase of fixed assets, therefore, consisted of the following:

	March 31, 2009	December 31, 2008
	Unaudited	Audited
Deposit for purchase office building	$1,483,631	$1,486,053
Total	$1,483,631	$1,486,053

9. Operating lease commitments

The Company leases vehicles and certain spaces under operating lease agreements; office space, products exhibit space, and employee living space. The following was a schedule of future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms as of March 31, 2009.

Quarter Ending March 31,
2010	$4,385
Total minimum payments required	$4,385

Rent expenses amounted to $10,317 and $85,691 for the three months ended March 31, 2009 and 2008, respectively.

10. Taxation

a. Corporation Income Tax (“CIT”)

The Company and its US subsidiary will file consolidated federal income tax returns and individually file state franchise tax returns with the State of Delaware. The Company’s PRC subsidiary files income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

In accordance with the relevant PRC tax laws and regulations, the Company’s PRC subsidiary was subject to CIT at 33% and 25% tax rate before and after January 1, 2008, respectively. The Company did not record U.S. and PRC current income tax for three months ended March 31, 2009, since there was no taxable income during this period, whereas the Company had recorded the deferred income tax benefits valuation allowance for income tax in PRC in amount of $13,635 for the three months ended March 31, 2009, due to the tax credit carryforwards valuation allowance during this period.

b. Value Added Tax (“VAT”)

The Company is subjected to VAT on merchandise sales in PRC. For the three months ended March 31, 2009 and 2008, a small scale VAT tax rate of 4% was applicable.

c. Business Tax (“BT”)

The Company is also subject to Business Tax, which is charged on the service income at a rate of 5% in accordance with the tax law in Jilin District of PRC.

d. Taxes Payable

As of March 31, 2009 and December 31, 2008, tax payable consisted of the following:
	March 31, 2009	December 31, 2008
	Unaudited	Audited
Value-added tax	$595,440	$596,412
Income tax	1,029,628	1,031,309
Delaware franchise taxes	32,888	31,317
Individual income tax withholdings	6,539	6,550
City construction, education, and other taxes	21,766	21,801
Total	$1,686,261	$1,687,389

11. Foreign Subsidiary

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

As of March 31, 2009 and as of December 31, 2008, the Company’s PRC subsidiary established and segregated in retained earnings an aggregate amount of $259,244 and $259,244, respectively, for the Statutory Surplus Reserve and the Statutory Common Welfare Fund.

12. Stockholders Equity

Before acquisition (the “Share Exchange”), the Company had 17,548,665 shares of common stock outstanding. On November 13, 2006, the Company acquired all of the outstanding capital stock of China Organic Health Products, Inc. (“China Organic”).  In connection with the closing of the acquisition (the “Share Exchange”), the Company issued to the shareholders of China Organic (a) 27,486,175 shares of common stock and (b) Series D Preferred Stock, which was convertible into 469,760,000 shares of common stock. As part of the merger, effective on January 16, 2007, the Company (i) changed its name to “China Huaren Organic Products, Inc” from “Ultradata Systems, Inc., (ii) brought into effect a 1:39 reverse split of its outstanding common shares, and (iii)  increased  the number of authorized shares of common stock from 50,000,000 shares, par value $0.01 to 100,000,000 shares, $0.01 par value. After recapitalization, the Series D Preferred Stock was converted into 12,045,128 common shares.

On January 5, 2007, the shareholders of Series B Preferred Stock exercised its right to convert all of the outstanding Series B Preferred Stock into 58,499,413 shares of common stock. After giving effect to the reverse stock split on January 16, 2007, the shares obtained by this shareholder on conversion of the Series B Preferred Stock totaled 1,499,985. As a result, there were 14,699,853 common shares issued and outstanding, par value $0.01 as of December 31, 2007 and 2006.

On February 28, 2008, certain individuals converted all of the outstanding Series C Preferred Stock into 300,859 shares of the Company’s common stock. Therefore the Company had 15,000,712 common shares issued and outstanding, par value $0.01, on March 31, 2009 and 2008, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our condensed consolidated financial condition and results of operations for the three months ended March 31, 2009 and 2008, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented in our annual report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on May 18, 2009.

Results of Operations

Our operations during the first three months of 2009 and 2008 produced no revenue, but a low level of operating expenses. For the three month periods ended March 31, 2009, our total operating expenses were $46,932 as compared to $16,635 for three months ended March 31, 2008, an increase of $30,297. This increase was attributable to an increase in employees’ salaries, travel expenses, legal fees, and rent expenses in the current quarter. Even though this increase had been offset with a decrease of heating fees in the current quarter, we still incurred more operating expenses in the first quarter 2009 as compared to the first quarter 2008. During the first quarter 2009, we hired more persons and spent most of travel and legal fees on looking for the new clients, merge targets, and available fund. However, we still did not have firm commitment with any of them as of March 31, 2009. In addition, we recognized a deferred income tax benefits valuation allowance $13,635 for the tax credit carryforwards valuation drop down in the first quarter 2009.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the first three months of 2009 and 2008, the unrealized (loss) gain on foreign currency translations added ($3,359), and $357,338 to our accumulated other comprehensive income.

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

Liquidity and Capital Resources

On March 31, 2009 we had working capital of $409,865, a reduction of $45,116 from our working capital on December 31, 2008. The reduction was primarily the result of less cash and equivalent, and more accrued expenses and other current liabilities that we had on March 31, 2009 as compared to December 31, 2008. We had no long-term liabilities. However, we lack the cash necessary to make our distribution network more efficient, having had only $10,911 in cash and equivalents as of March 31, 2009.  To obtain the necessary cash, we expect to acquire the necessary funds from outside sources or majority shareholders in the next quarter of 2009.

Despite the net loss of $57,510 that we incurred during the three months ended March 31, 2009, our operations in that period reduced our cash position by only $14,901. This disparity occurred primarily because the amount that we applied to offset our total net loss, was $40,284 including $13,635 of deferred income tax assets valuation allowance, $8,223 increase in accrued expense, and $18,426 increase in other current liabilities. This offset enabled us to preserve our cash.

During 2005, we contracted to purchase an office building for our operations. We have deposited $1,483,631 (equivalent to RMB 10,138,593) with the seller and constructors to cover the cost of the building and certain improvements that we require.  Title to the building has not passed to us yet, however.  So our investment is recorded on the balance sheet as a “deposit for purchase of fixed assets.”

The cash demands of our business mean that in order to make capital improvements we need additional capital from external sources.  Our plan is to acquire additional organic soil resources in the near future, and to invest in manufacturing capability over the longer term.  To fund those additions to our balance sheet, we intend to merge with other target and/or sell equity.  At the present time, however, we have received no commitments from any sources.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not  applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Huaren in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Huaren is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Huaren’s system of disclosure controls and procedures was effective as of March 31, 2009 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II      OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The company is not party to any material legal proceeding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Unregistered sales of equity securities

None.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

China Huaren Organic Products, Inc.

Date : May 20, 2009	/s/Yushu Cao
                                                                                                       Yushu Cao, Chief Executive Officer
                                                                                                        and Chief Financial Officer