Form 10-Q
period 2009-09-30
China Huaren Organic Products, Inc.
filed 2009-11-20
CIK 931947

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 18, 2009, there were 15,000,712 shares of common stock, par value $.01 per share, outstanding.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA HUAREN ORGANIC PRODUCTS INC AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
Assets	Unaudited	Audited
Current Assets:
Cash and equivalents	$2,385	$26,817
Loan to stockholders/officers, net	2,234,138	2,255,312
Prepaid expenses	2,964	6,924
Other current assets	1,684	1,433
Total Current Assets	2,241,171	2,290,486

Property and Equipment, Net	4,543	4,305
Deposit for Purchase of Fixed Assets	1,485,219	1,486,053
Deferred Income Taxes Assets	79,022	73,305
Total Assets	3,809,955	3,854,149

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	180,664	134,334
Taxes payable	1,693,489	1,687,389
Other current liabilities	41,465	13,782
Total Current Liabilities	1,915,618	1,835,505

Stockholders' Equity
Common stock, $0.01 par value,100,000,000 shares authorized
15,000,712 shares issued and outstanding	150,007	150,007
Additional paid-in capital	6,041,868	6,041,868
Reserve fund	259,244	259,244
Accumulated deficit	(6,042,458)	(5,919,394)
Accumulated other comprehensive income	1,485,676	1,486,919
Total Stockholders’ Equity	1,894,337	2,018,644
Total Liabilities and Stockholders’ Equity	$3,809,955	$3,854,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2009	2008	2009	2008
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses
Selling expenses	2,372	3,271	8,943	8,183
General and administrative expenses	39,299	56,594	124,243	118,429
Total Operating Expenses	41,671	59,865	133,186	126,612

Loss From Operations	(41,671)	(59,865)	(133,186)	(126,612)

Other Income (Expenses)
Interest income	4,743	4,744	14,226	13,924
Other expenses, net	(4,682)	(36,245)	(9,858)	(116,827)
Bad debt	-	(4,731,192)	-	(4,731,192)
Loss on disposal of inventories	-	(301,173)	-	(844,110)
Total Other Income (Expenses)	61	(5,063,866)	4,368	(5,678,205)

Loss Before Income Taxes	(41,610)	(5,123,731)	(128,818)	(5,804,817)

Provision for Income Taxes	(9,441)	(54,987)	(5,754)	(54,987)

Net Loss	$(32,169)	$(5,068,744)	$(123,064)	$(5,749,830)

Foreign Currency Translation Adjustment	1,238	(45,348)	(1,243)	501,723

Comprehensive Loss	$(30,931)	$(5,114,092)	$(124,307)	$(5,248,107)

Net Loss Per Common Share
-Basic and Diluted	$(0.00)	$(0.34)	$(0.01)	$(0.38)

Weighted Common Shares Outstanding
-Basic and Diluted	15,000,712	15,000,712	15,000,712	14,936,083

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HUAREN ORGANIC PRODUCTS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Nine Months Ended September 30,
	2009	2008
	Unaudited	Unaudited
Cash Flows From Operating Activities:
Net Loss	$(123,064)	$(5,749,830)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Bad Debts	-	4,731,192
Depreciation	1,348	3,258
Deferred income taxes benefits	(5,754)	(54,987)
Loss on disposal of inventory	-	844,110
Changes in Operating Assets and Liabilities
Inventories	-	(48,214)
Other receivable	-	(575)
Advances to suppliers	(513)	-
Prepaid expenses	3,958	140,863
Other current assets	261	-
Accounts payable and accrued expenses	46,431	26,599
Taxes payable	7,051	9,468
Other current liabilities	27,706	(3,167)
Net Cash Used in Operating Activities	(42,576)	(101,283)

Cash Flows From Investing Activities
Purchases of property and equipment	(1,589)	(3,361)
Net Cash Used in Investing Activities	(1,589)	(3,361)

Cash Flows From Financing Activities
Proceeds from stockholders/officers loan	26,500	108,355
Payment for stockholders/officers loan	(6,592)	(75,701)
Net Cash Provided by Financing Activities	19,908	32,654

Net Decrease in Cash and Equivalents	(24,257)	(71,990)
Effect of Exchange Rate Changes on Cash	(175)	4,345
Cash and Equivalents, at Beginning of Period	26,817	76,658
Cash and Equivalents, at End of Period	$2,385	$9,013

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

3. Net loss during Transition Period and Management Plans

During the fourth quarter of 2007, the sales revenue of Jilin Huaren had dropped down significantly and the Company incurred a net loss. For the period from January 1, 2008 to September 30, 2009, the sales revenue was none. As of September 30, 2009, the Company had $2,385 cash and equivalents to fund the short-term working capital requirements. The Company’s ability to continue as a going concern and its future success is dependent upon its new management team’s ability to better handle the Company’s business in China, to merge with a better business, and to raise capital in the near term to (1) satisfy its current obligations, and (2) fund the successful wide scale development and marketing of its products.

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

b. Revenue Recognition

Revenue is recognized at the date of shipment to customers, and when the price is fixed or determinable, the delivery is completed, no other significant obligations of us exist and collectibles is reasonably assured. There were no sales for the nine months ended September 30, 2009 and 2008.

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

d. Income Taxes

The Company and its U. S. subsidiary will file consolidated federal income taxes returns and individually file state franchise taxes returns with the State of Delaware. The Company’s PRC subsidiary files income taxes returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income taxes laws.

The Company follows the FASB issued ASC740 - Accounting for Income Taxes, which requires recognition of deferred taxes assets and liabilities for the expected future taxes consequences of events that have been included in the financial statements or taxes returns. Under this method, deferred taxes assets and liabilities are based on the differences between the financial statement and taxes bases of assets and liabilities using enacted taxes rates in effect for the year in which the differences are expected to reverse. Deferred taxes also are recognized for operating losses that are available to offset future income taxes.

e. Recent Accounting Pronouncements
In June 2009, the FASB issued ASC 105, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification TM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of ASC 105, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of ASC 105 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued ASC 810, Amendments to FASB Interpretation No. 46(R), which improves financial reporting by enterprises involved with variable interest entities. ASC 810 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities , as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of ASC 810 is not expected to have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of ASC 855 to interim or annual financial periods ending after June 15, 2009. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial position.

5. Loan to stockholders/officers, net

The net amounts loaned to stockholders/officers are unsecured, non-interest bearing, and have no set repayment date. As of September 30, 2009 and December 31, 2008, the total net amounts of loan to stockholders/officers were $2,234,138 and $2,255,312, respectively, which represented the net amounts lent by the Company to stockholders/officers. These non-interest bearing loans to stockholders/officers may be prohibited by Sarbanes-Oxley Act of 2002 (SOX) regulation.

	September 30, 2009	December 31, 2008
	Unaudited	Audited
Mr. JinZhong Fang	$60,648	$60,682
Mrs. WenYing Li	2,367,158	2,368,486
Mr. HuaKang Zhou	(197,387)	(197,496)
Mrs. Yushu Cao	3,719	23,640
Total	$2,234,138	$2,255,312

6. Prepaid expenses

Prepaid expenses as of September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
	Unaudited	Audited
Prepaid office rent	$-	$1,070
Prepaid consultation fees and other	2,964	5,854
Total	$2,964	$6,924

7. Property and Equipment, Net

Property and equipment at cost, less accumulated depreciation, consisted of the following:

	Estimated Life	September 30, 2009	December 31, 2008
		Unaudited	Audited
Office equipments	5 years	$9,574	$7,989
Less: Accumulated depreciation		5,031	3,684
Total		$4,543	$4,305

Depreciation expenses charged to operations were $1,348 and $3,258 for the nine months ended September 30, 2009 and 2008, respectively.

8. Deposit for Purchase of Fixed Assets

Starting from late 2005, Jilin Huaren, the subsidiary in China, intended to purchase an office building from an unrelated company in P. R. China. The purchase price was $1,098,687 (equivalent to RMB 7,500,000) and fix up construction cost was $386,532 (equivalent to RMB 2,638,593). During 2006 and 2007, all these cost had been paid to the seller and constructors by Jilin Huaren, but the title to the property has not been transferred. Jilin Huaren had occupied the property since 2005 without paying any rent. Accordingly, Jilin Huaren has recognized $18,969 (equivalent to RMB 129,600) of rent expenses per year since October 1, 2005, and has recognized an equal amount of interest income imputed on the payments that Jilin Huaren made to the seller since 2005. Management has estimated the value of the contribution items and contacted prior owner and government in Jilin PRC to find the proper arrangement to assign the whole fixed assets facilities to Jilin Huaren.

The Company’s total deposits for purchase of fixed assets, therefore, consisted of the following:

	September 30, 2009	December 31, 2008
	Unaudited	Audited
Deposit for purchase office building	$1,485,219	$1,486,053
Total	$1,485,219	$1,486,053

9. Operating lease commitments

The Company leases vehicles and certain spaces under operating lease agreements; office space, products exhibit space. The following was a schedule of future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms as of September 30, 2009.

For Nine Months Ending September 30,	Amount
2010	$3,659
Total minimum payments required	$3,659

Rent expenses amounted to $29,379 and $125,694 for the nine months ended September 30, 2009 and 2008, respectively.

10. Taxation

a. Corporation Income Tax (“CIT”)

The Company and its US subsidiary will file consolidated federal income taxes returns and individually file state franchise taxes returns with the State of Delaware. The Company’s PRC subsidiary files income taxes returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income taxes laws.

In accordance with the relevant PRC taxes laws and regulations, the Company’s PRC subsidiary was subject to CIT at 33% and 25% taxes rate before and after January 1, 2008, respectively. The Company is not subject to U.S. and PRC current income taxes for nine months ended September 30, 2009, since there was no taxable income during this period, whereas the Company had recorded the deferred income taxes benefits in PRC in amount of $5,754 for the nine months ended September 30, 2009, due to the taxes credit carry forwards in the future.

b. Value Added Taxes (“VAT”)

The Company is subject to VAT on merchandise sales in PRC. A small scale VAT rate of 4% is applicable before January 1, 2009, and a rate of 3% is applicable on and after January 1, 2009.

c. Business Taxes (“BT”)

The Company is also subject to Business Taxes, which is charged on the service income at a rate of 5% in accordance with the taxes law in Jilin District of PRC.

d. Taxes Payable

As of September 30, 2009 and December 31, 2008, taxes payable consisted of the following:

	September 30, 2009	December 31, 2008
	Unaudited	Audited
Value-added taxes	$596,077	$596,412
Income taxes	1,030,730	1,031,309
Delaware franchise taxes	38,915	31,317
Individual income taxes withholdings	5,978	6,550
City construction, education, and other taxes	21,789	21,801
Total	$1,693,489	$1,687,389

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

As of September 30, 2009 and as of December 31, 2008, the Company’s PRC subsidiary established and segregated in retained earnings an aggregate amount of $259,244 and $259,244, respectively, for the Statutory Surplus Reserve and the Statutory Common Welfare Fund.

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

On February 28, 2008, certain individuals converted all of the outstanding Series C Preferred Stock into 300,859 shares of the Company’s common stock. Therefore the Company had 15,000,712 common shares issued and outstanding, par value $0.01, on September 30, 2009 and on December 31, 2008, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the nine months ended September 30, 2009 and 2008

Our operations during the nine months ended September 30, 2009 and 2008 produced no revenue. For the nine months ended September 30, 2009, our total operating expenses were $133,186 as compared to $126,612 for the nine months ended September 30, 2008, representing an increase of $6,574. This increase was primarily attributable to an increase in travel expenses and legal fees during the first three quarters of 2009. Although these increases were offset with a decrease of incurred heating fees in the current quarter, we still had more operating expenses for the nine months ended September 30, 2009 as compared to the same period of the year earlier. Entered into 2009, we involved more staffs in the event of locating new potential clients, merge targets, and available fund, in the mean while, other ancillary expenses were also increase as a result, like accommodation expense and professional fees. However, as of September 30, 2009, we still do not have firm commitment as to the potential customers searching or merger target locating. In addition, we recognized a deferred income taxes benefits $5,754 for the taxes credit carry forwards valuation drop down for the nine months ended September 30, 2009.

Our business operates entirely in Chinese Renminbi, but we reported our results in our SEC filings in U.S. Dollar. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the nine months ended September 30 2009 and 2008, the unrealized (loss) gain on foreign currency translations $(1,243), and $501,723 was added to our accumulated other comprehensive income, respectively.

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

For the three months ended September 30, 2009 and 2008

Our operations during the three months ended September 30, 2009 and 2008 generated no revenue. During the three months ended September 30, 2009, our total operating expenses were $41,671 as compared to $59,865 for the three months ended September 30, 2008, representing a decrease of $18,194. Our operating expenses largely remain unchanged for the three months ended September 30, 2009 as compared to the same period of the year earlier. The operating expenses primarily consist of travel expenses, legal fees, and other ancillary expenses. The operating expenses incurred during the quarter ended September 30, 2009, was primarily because of the expenses generated as a result that we were trying to search for new potential customers and to locate fitting merger target or targets during the period. However, as of September 30, 2009, we still do not have firm commitment as to the potential customers searching or merger target locating.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the three months ended September 30, 2009 and 2008, the unrealized gain (loss) on foreign currency translations added $1,238, and $(45,348) to our accumulated other comprehensive income.

Liquidity and Capital Resources

On September 30, 2009 we had working capital of $325,553, a reduction of $129,428 from our working capital as of December 31, 2008. The reduction was primarily the result of less cash and equivalent level, plus more accrued expenses and other current liabilities that we had on September 30, 2009 as compared to December 31, 2008. We had no long-term liabilities. The Company is in need of sufficient capital to make its distribution network more efficient, given the fact that it had only $2,385 in cash as of September 30, 2009.  To obtain the necessary capital sources, we expect to acquire the necessary funds from outside sources or majority shareholders in the near future.

Despite the net loss of $123,064 that we incurred during the nine months ended September 30, 2009, our operations in that period reduced our cash position by only $42,576. This disparity occurred primarily because the amount that we applied to offset our total net loss, was $80,488 primarily including $46,431 increase in accrued expense, and $27,706 increase in other current liabilities. This offset enabled us to preserve our cash.

During 2005, we contracted to purchase an office building for our operations. We have deposited $1,485, 219 (equivalent to RMB 10,138,593) with the seller and constructors to cover the cost of the building and certain improvements that we require.  However, title to the building has not passed to us yet, therefore, we recorded our investment on the balance sheet as a “deposit for purchase of fixed assets.”

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Huaren in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Huaren is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on her evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Huaren’s system of disclosure controls and procedures was effective as of September 30, 2009 for the purposes described in this paragraph.

Changes in Internal Controlover Financial Reporting

During the nine months ended September 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II      OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The company is not party to any material legal proceeding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Unregistered sales of equity securities

None.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three-month period ended September 30, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three-month period ended on September 30, 2009.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant  has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

China Huaren Organic Products, Inc.

Date : November 20, 2009	/s/Yushu Cao
Yushu Cao, Chief Executive Officer and Chief Financial Officer